Form 10-Q
period 1996-06-30
ROYAL SILVER MINES INC
filed 1996-08-12
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  June 30, 1996

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM:

                 __________________________________
                 Commission File Number:    0-25170
                 __________________________________

                       ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

             UTAH                            91-29382934
 (State or other jurisdiction of         (I.R.S. Employer
   Incorporation or organization)         Identification Number)


      10220 N. Nevada, Suite 230, Spokane, WA        99218
(Address of Principal Executive Offices)           (Zip Code)

                             509-466-3144
          Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    (X)            No  ______

 The number of shares outstanding at June 30, 1996:  9,549,845 shares

PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 7 to 28. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 1996 and September 30, 1995, and the results of operations, stockholders' equity and cash flows for the nine months ended June 30, 1996 and 1995, and from inception on February 17, 1994 through June 30, 1996, in conformance with generally accepted accounting principles.

The accompanying financial statements consolidate the financial statements of Celebration Mining Company and Royal Silver Mines, Inc. due to the Reorganization discussed in Note 1 of the financial statements following this Report. All significant intercompany accounts and transactions have been eliminated. Also, the consolidation required a change in fiscal year-end, from November 30 (Celebration) to September 30 (Royal). The financial statements account for the Reorganization using the purchase method of
accounting (see Note 1 to the financial statements).   Celebration
is treated as the acquiring company for financial reporting purposes because its shareholders constitute greater than 50 percent of the combined shareholder group. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor
entity.   Consequently, Celebration's assets and liabilities were
not adjusted in the accompanying financial statements. The financial statements for the period from the inception of Celebration on February 17, 1994 to November 30, 1994 ("Fiscal 1994") do not include the balance sheet data or results of operations of Consolidated Royal Mines, Inc. The accompanying financial statements represent the activities of Royal Silver Mines and Celebration, but are not considered consolidated financial statements since Royal Silver is the successor to Celebration.

As discussed in greater detail under Item 2 below, a substantial portion of Registrant's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is contingent to large extent upon the success of Registrant's property transactions as a whole, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. Accordingly, the accompanying financial statements make no provision for any asset impairment or other adjustment that might result from the outcome of this uncertainty.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to June 30, 1996, the Company accumulated a deficit of $1,900,128.

At June 30, 1996, $4,845,366 of the Company's total assets of $5,243,891 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June

30, 1996, the Company had working capital of $261,027. That is a significant improvement in liquidity and capital resources from its position of negative working capital of ($665,274) at September 30, 1995. This reversal from deficit to positive working capital was brought about by a number of events that occurred during the first three quarters of fiscal 1996.

During the first quarter of fiscal 1996, the Company reduced its short-term debt position from $670,920 to $100,000 by issuing common stock to the holders of promissory notes and convertible debentures in exchange for the cancellation of those instruments (See Note 6 of the Financial Statements). Also, during the first three quarters of fiscal 1996, the Company's cash position increased substantially from $151,698 at September 30, 1995 to $382,360 at June 30, 1996, primarily from the proceeds of sales of the Company's common stock (see Note 6 of the Financial Statements). With the added cash, the Company decreased the balance of its accounts payable and accrued expenses from a combined total of $150,114 at September 30, 1995 to $39,847 at June 30, 1996. Aside from its increased cash position, however, the Company does not have any other significant current assets. At June 30, 1996, the Company had no long-term debt.

The Company has estimated that it will need capital resources of approximately $25,000-30,000 per month to meet its estimated expenditures for fiscal 1996. Throughout the second quarter of fiscal 1996, acting on instructions from the Board, several key members of management, in particular the CEO of the Company, met with experienced financial and investment firms through out Europe and North America and negotiated the preliminary terms and arrangements for such capital fund raising. During the third quarter, the Company raised $876,053 in funds, primarily through the private placement of shares and warrants. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

The Board of Directors reasonably believes that the Company is able to engage in nearly any size operation or scope of mining activity depending on the circumstances and merits of each proposed operation or mining activity. Accordingly, the Board has not limited the size of operation or scope of project which it believes is reasonable for management to consider in achieving the Company's business plan. Therefore, management has been authorized to consider and review numerous proposals and, upon satisfactory assessment, to then make a specific determination as to an estimated range of funding amounts that each such proposal reasonably might require.

Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

The Company consistently has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities which provide its personnel, office space, and equipment needs. The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1996, RESPECTIVELY. General and administrative expenses increased from $172,771 during the first three quarters of fiscal 1995 to $633,871 during the first three quarters of fiscal 1996. The increase is principally due to an increase in the amount of stock issued to officers, directors, and a consultant as compensation for services and bonus. As a result, during the first three quarters of fiscal 1995 compared to during the first three quarters of fiscal 1996, the net loss increased from $317,121 to $937,393 while the net loss per share increased correspondingly.

The Company is unable to fully determine the impact of future transactions on its operating capital. Hence, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures during the remainder of its current fiscal year for which it does not have a reasonably available source of payment. It is uncertain what effect this decision may have with respect to restricting capital expenditures.

On the one hand, if the Company were to continue such restriction, the likely effect might be adverse to the preservation of its assets and capital base, thereby narrowing the scope of plans for future operations and constricting liquidity. On the other hand, if the Company were to discontinue such restriction without an increase in sustained cash flow, the likely effect of that might be an increase in accumulated deficits which could be adverse to the Company's financial condition with respect to liabilities and stockholders' equity. Therefore, while the Company continues to seek a joint venture participant and additional sources of capital for financing operations during the remainder of its current fiscal year, the Company will continue to carefully monitor its capital expenditures.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

               None.

     Item 2.   Changes in Securities.

               None.

     Item 3.   Defaults upon Senior Securities.

               None.

     Item 4.   Submission of Matters to a Vote of Security Holders.

               None.

     Item 5.   Other Information.

               None.

     Item 6.   Exhibits and Reports on Form 8-K.

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL SILVER MINES, INC.


/s/ Howard Crosby                              August 2, 1996
____________________________________   Dated: _________________
By:  Howard Crosby
Its:  Chief Executive Officer


/s/ Robert Jorgensen                           August 2, 1996
___________________________________    Dated: _________________
By:  Robert Jorgensen
Its:  Principal Accounting Officer

                     ROYAL SILVER MINES, INC.
                  (A Development Stage Company)

                      Financial Statements

               June 30, 1996 and September 30, 1995

7


                          C O N T E N T S


Accountant's Review Report                             F1

Balance Sheets                                         F2-3

Statements of Operations                               F4

Statements of Stockholders' Equity                     F5-7

Statements of Cash Flows                               F8-10

Notes to the Financial Statements                      F11-20


The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington


                    ACCOUNTANT'S REVIEW REPORT



We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of June 30, 1996, and the related statements of operations, shareholders' equity, and cash flows for the three months and nine months then ended, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet at September 30, 1995 and the related statements of operations, cash flows, and stockholders' equity for the ten months then ended and from inception on February 17, 1994 through September 30, 1995 were audited by other auditors, and they expressed an unqualified opinion on them in their report dated December 5, 1995, but they have not performed any auditing procedures since that date.




/s/  Kevin J. Williams & Co. CPA's


Kevin J. Williams & Co.
Certified Public Accountants
Spokane, Washington
July 26, 1996

9

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                      June 30,    September 30,
ASSETS                                  1996          1995
                                   _____________  _____________

CURRENT ASSETS
   Cash                             $   382,360     $  151,698
   Prepaid expenses                       3,803          4,350
                                   _____________  _____________
     TOTAL CURRENT ASSETS               386,163        156,048
                                   _____________  _____________

MINERAL PROPERTIES                    4,845,366      3,869,515
                                   _____________  _____________
PROPERTY AND EQUIPMENT
   Furniture and equipment               14,632         11,629
   Less: accumulated depreciation        (2,554)          (589)
                                   _____________  _____________
     TOTAL PROPERTY AND EQUIPMENT        12,078         11,040
                                   _____________  _____________
OTHER ASSETS
   Deferred debt issuance costs, net        -           19,736
   Organization costs, net                  284            359
                                   _____________  _____________
     TOTAL OTHER ASSETS                     284         20,095
                                   _____________  _____________
TOTAL ASSETS                       $  5,243,891    $ 4,056,698
                                   =============  =============



















[FN]
           See accountant's report and accompanying notes.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                      June 30,    September 30,
LIABILITIES AND                         1996          1995
   SHAREHOLDERS' EQUITY            _____________  _____________
CURRENT LIABILITIES
   Accounts payable                 $     3,537    $    60,026
   Payable to related parties               289            289
   Accrued expenses                      36,310         90,088
   Notes payable                         85,000        670,919
                                   _____________  _____________
     TOTAL CURRENT LIABILITIES          125,136        821,322
                                   _____________  _____________
LONG-TERM DEBT                              -              -
                                   _____________  _____________
COMMITMENTS AND CONTINGENCIES               -              -
                                   _____________  _____________
SHAREHOLDERS' EQUITY
   Common stock, $.01 par value;
     40,000,000 shares authorized,
     9,549,845 and 7,757,063
     shares issued and outstanding,
     respectively                        95,499         77,571
  Additional paid-in capital          6,923,384      4,120,540
  Deficit accumulated during
    development stage                (1,900,128)      (962,735)
                                   _____________  _____________
    TOTAL SHAREHOLDERS' EQUITY        5,118,755      3,235,376
                                   _____________  _____________
TOTAL LIABILITIES  AND
   STOCKHOLDERS' EQUITY            $  5,243,891    $ 4,056,698
                                   =============  =============
















[FN]
           See accountant's report and accompanying notes.

11
(In order to transmit to the SEC via EDGAR, these Statements of Operations of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS



                                           Three months ended
                                        June 30,         June 30,
                                          1996             1995
                                       ____________________________
REVENUES                               $      -        $      -
                                       ___________     ___________

GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral leases                             2,758             -
  Depreciation and amortization                616          15,804
  Officers' and directors' compensation     54,999          47,900
  General and administrative               219,682          49,134
                                       ___________     ___________

    Total expenses                         278,055         112,838
                                       ___________     ___________

OPERATING LOSS                            (278,055)       (112,838)
                                       ___________     ___________
OTHER EXPENSES
  Interest expense                          (2,159)        (18,745)
  Loss on disposition of assets                -               -
                                       ___________     ___________
     Total other expenses                   (2,159)        (18,745)

                                       ___________     ___________

NET LOSS                               $  (280,214)    $  (131,583)

                                       ===========     ===========
  NET LOSS PER COMMON SHARE            $     (0.03)    $     (0.02)
                                       ===========     ===========
  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING            9,396,915       6,578,313
                                       ===========     ===========






[FN]
           See accountant's report and accompanying notes.

12
(In order to transmit to the SEC via EDGAR, these Statements of Operations of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)






                                    Period from
     Nine months ended           February 17, 1994
June 30,           June 30,     (inception) through
 1996                1995          June 30, 1996
____________________________    ___________________
$      -       $       -           $       -
____________   _____________       _____________


     8,122             -                 8,965
    21,776          51,182              81,656
   226,215          69,900             605,448
   633,871         172,771             984,355
____________   _____________       _____________

   929,984         293,853           1,680,424
____________   _____________       _____________

  (929,984)       (293,853)         (1,680,424)
____________   _____________       _____________

    (7,409)        (23,268)            (74,966)
      -                -              (144,738)
____________   _____________       _____________

    (7,409)        (23,268)           (219,704)
____________   _____________       _____________

$ (937,393)    $  (317,121)        $(1,900,128)
============   =============       =============
$   ( 0.11)    $     (0.05)        $     (0.28)
============   =============       =============

 8,742,325       6,347,993           6,726,245
============   =============       =============










12A

(In order to transmit to the SEC via EDGAR, this Statement of Shareholders' Equity of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)

                     ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' EQUITY
                                         Common Stock
                                _____________________________
                                   Number
                                  of Shares         Amount
                                ______________________________

Balance, February 17, 1994                -       $        -
Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment
  of mining property option         2,250,000          22,500

Issuance in July 1994 of
  shares for cash at $.402
  in private placement, net
  of costs                          1,050,000          10,500

Issuance in August 1994 of
  shares to a director in
  exchange of services,
  valued at $.417 per share           150,000           1,500

Net loss for the year ended
  November 30, 1994                       -               -
                                 _____________    ____________

Balance, November 30, 1994          3,450,000          34,500

Issuance of shares in debt
  offering at $.03 per share          416,250           4,163

Issuance of shares for
  mineral properties valued
  at $1.00 per share                  262,500           2,625

Issuance of shares for cash
  at $1.00 per share                   15,000             150

Stock issuance costs                      -               -
                                  _____________   ____________
Balance forward                     4,143,750     $    41,438
                                  _____________   ____________

[FN]
       See accountant's report and accompanying notes.

13
(In order to transmit to the SEC via EDGAR, this Statement of Shareholders' Equity of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)




  Additional                             Total
    Paid-in           Deficit         Shareholders'
    Capital         Accumulated          Equity
 _____________     ______________    ______________

  $      -          $       -         $       -




     (18,500)               -               4,000




     411,116                -             421,616




      61,000                -              62,500


         -             (211,796)         (211,796)
 _____________      ____________      _____________

     453,616           (211,796)          276,320


       9,712                -              13,875



     259,875                -             262,500


      14,850                -              15,000

     (58,202)               -             (58,202)
 _____________      ____________      _____________
 $   679,851        $ (211,796)       $   509,493
 _____________      ____________      _____________


13a

(In order to transmit to the SEC via EDGAR, this Statement of Shareholders' Equity of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)

                     ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' EQUITY
                            (continued)

                                         Common Stock
                                 _____________________________
                                    Number
                                   of Shares         Amount
                                 ______________________________
Balance forward                    4,143,750    $   41,438

Issuance of shares to acquire
  Consolidated Royal Mines,
  Inc., $.15 per share             2,434,563        24,346
Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                           12,750           127

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share                 800,000         8,000

Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share                 166,000         1,660

Issuance of shares in exchange
  for debt at $1.50 per share        200,000         2,000

Net loss for ten months
  ended September 30, 1995               -             -
                                ______________  ___________

Balance, September 30, 1995        7,757,063    $   77,571
                                ______________  ___________







[FN]
           See accountant's report and accompanying notes.

14
(In order to transmit to the SEC via EDGAR, this Statement of Shareholders' Equity of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)






   Additional                        Total
    Paid-in         Deficit      Stockholder's
    Capital       Accumulated        Equity
 ____________   _______________  _____________
      679,851    $ (211,796)      $    509,493



      335,750           -              360,096




       29,473           -               29,600





    2,530,126           -            2,538,126



      247,340           -              249,000


      298,000           -              300,000


          -        (750,939)          (750,939)
 ______________  ___________       ____________

    4,120,540    $ (962,735)        $3,235,376
 ______________  ___________       ____________




14a

(In order to transmit to the SEC via EDGAR, this Statement of Shareholders' Equity of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)

                     ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' EQUITY
                          (continued)


                                         Common Stock
                                 _____________________________
                                    Number
                                  of Shares         Amount
                                 ______________________________
Balance forward                     7,757,063     $    77,571

Issuance of shares for
  cash at $1.50 per share           1,076,832          10,769

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                           159,900           1,599

Issuance of shares in
  exchange for debt at $1.50
  per share                           406,050           4,060

Issuance of shares for cash
  at $2.20 per share                  150,000           1,500

Issuance of warrants for cash
  at $.05 per warrant                     -               -

Stock issuance costs                      -               -

Net loss for the nine months
  ended June 30, 1996                     -               -
                                _______________   _____________

Balance, June 30, 1996              9,549,845     $    95,499
                               ===============   =============








[FN]
           See accountant's report and accompanying notes.

(In order to transmit to the SEC via EDGAR, this Statement of Shareholders' Equity of Royal Silver Mines, Inc. (a development stage company) have been formatted to fit across two consecutive pages.)







   Additional                          Total
    Paid-in         Deficit        Shareholders'
    Capital       Accumulated          Equity
 _____________   ______________    ______________
  $  4,120,540     $  (962,735)     $  3,235,376


     1,605,010             -           1,615,779




      238,251              -             239,850



      605,015              -             609,075


      328,500              -             330,000


       41,068              -              41,068

      (15,000)             -             (15,000)


          -           (937,393)         (937,393)
 _______________   _____________     _____________

    6,923,384      $(1,900,128)      $ 5,118,755
 ===============   =============     =============





15A

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
                                                       From
                    For the nine   For the nine     February 17,
                    Months Ended   Months Ended   1994 Inception
                      June 30,       June 30,        Through
                       1996           1995        June 30, 1996
                   _____________  _____________   ______________

Cash flows from
  operating
  activities:
Net loss            $  (937,393)   $  (317,121)   $ (1,900,128)

Adjustments to
reconcile net
loss to net cash
used by operating
activities:

Depreciation and
  amortization           21,776         51,182          81,656
Issuance of common
  stock for services    239,850            -           331,950
Changes in assets
  and liabilities:

Prepaid expenses            547         13,831          (3,803)
Other assets                -              -           (23,637)
Accounts payable        (56,489)         8,280           3,537
Accrued expenses        (15,622)        32,268          74,466
Payable to related
  parties                   -              -           300,289
                      ___________    ___________   ____________
Net cash used in
  operating
  activities           (747,331)      (211,560)     (1,135,670)
                     ____________    ___________   ____________










[FN]

           See accountant's report and accompanying notes.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       From
                    For the nine   For the nine     February 17,
                    Months Ended   Months Ended   1994 Inception
                      June 30,       June 30,        Through
                       1996           1995        June 30, 1996
                   _____________  _____________   ______________

Cash flows from
  investing activities:
Purchase and
  development of
  mineral properties   (975,851)      (339,742)     (1,601,644)
Purchase of fixed
  assets                 (3,003)        (4,696)        (14,632)
                     ____________   ____________   ____________
Net cash used in
  investing
  activities           (978,854)      (344,438)     (1,616,276)
                     ____________   ____________   _____________
Cash flows from
  financing
  activities:

Stock issuance and
  offering costs        (15,000)       (81,338)       (144,835)
Proceeds received on
  long-term debt            -          675,000         675,000
Payments made on
  notes payable         (15,000)           -           (84,206)
Issuance of common
  stock for cash      1,945,779            -         2,647,279
Issuance of warrants
  for cash               41,068            -            41,068
                      __________     ___________   _____________
Net cash provided
  by financing
  activities          1,956,847        593,662       3,134,306
                      __________     ___________   _____________
Net increase
  in cash             $ 230,662      $  37,664      $  382,360
                      __________     ___________   _____________






[FN]
           See accountant's report and accompanying notes.

17

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       From
                    For the nine   For the nine     February 17,
                    Months Ended   Months Ended   1994 Inception
                      June 30,       June 30,        Through
                       1996           1995        June 30, 1996
                   _____________  _____________   ______________

Net increase in cash
  (balance forward) $   230,662    $    37,664     $    382,360

Cash, beginning
  of period             151,698         30,076              -
                    ____________   ____________    ______________

Cash, end of
  period            $   382,360    $    67,740     $    382,360
                    ============   ============    ==============
Supplemental
  cashflow
  disclosure:

Income taxes        $       -       $        -     $        350
Interest            $     1,722     $        -     $     24,405

Non-cash financing
  activities:

Common stock issued
  for services
  rendered          $   239,850     $        -     $    331,950
Common stock issued
  for mineral
  properties        $       -       $        -     $  2,800,626
Common stock issued
  for exchange for
  debt              $   609,075     $    271,250   $   922,950
Common stock issued
  in acquisition
  of Consolidated
  Royal Mines, Inc. $       -       $        -     $   360,096
Option rights
  acquired in
  exchange for a
  payable           $       -       $        -     $    79,000
Common stock issued
  for assignment
  of mining
  property options  $       -       $        -     $     4,000

[FN]
           See accountant's report and accompanying notes.

18
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                 June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Royal Silver Mines, Inc. (Royal) was incorporated in April of 1969 under the laws of the State of Utah primarily for the purpose of acquiring and developing mineral properties. Royal conducts its business as a "junior" natural resource company, meaning that it intends to receive income from property sales or joint ventures with larger companies.

Celebration Mining Company (Celebration), currently a wholly-owned subsidiary of Royal was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties.

Celebration was organized on February 17, 1994 as a Washington
Corporation. Celebration has not yet realized any revenues from its planned operations.

On August 8, 1995, Royal and Celebration completed an Agreement and Plan of Reorganization whereby the Company issued 4,143,750 shares of its common stock and 1,455,000 warrants in exchange for all of the outstanding common stock of Celebration. Pursuant to the reorganization the name of the Company was changed to Royal Silver Mines, Inc. Immediately prior to the Agreement and Plan of Reorganization, the Company had 2,375,463 common shares issued and outstanding.

The acquisition was accounted for as a purchase by Celebration of Royal, because the shareholders of Celebration control the company after the acquisition. Therefore, Celebration is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Royal in the exchange as the market value approximated the net carrying value. Royal is the acquiring entity for legal purposes and Celebration is the surviving entity for accounting purposes.

The $4,845,366 cost of mineral properties included in the accompanying balance sheet as of June 30, 1996 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

19
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                 June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

The Company is actively seeking additional capital and management believes the properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the development stage as it has not realized any significant revenues from its planned operations.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual method of accounting.

LOSS PER SHARE
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time they were outstanding.

The outstanding warrants were not included in the computation of loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidilutive.

CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MINERAL PROPERTIES
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

20
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION
The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant intercompany accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

CONCENTRATION OF RISK
The Company maintains its cash accounts in primarily one commercial bank in Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's cash balance exceeds that amount by $282,360 at June 30, 1996.

PROVISION FOR TAXES
At June 30, 1996, the Company had net operating loss carryforwards of approximately $1,328,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation " (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently intends to adopt the fair value accounting prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 to determine its ultimate effect in the future.

21
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTERIM FINANCIAL STATEMENTS
The interim financial statements of and for the nine months ended June 30, 1995 and 1996, included herein have been prepared by the Company, without audit. They reflect all adjustments which are, in the opinion of the management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

RESTATEMENT
The restatement of the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholder's equity for September 30, 1995 or the year then ended.

NOTE 3 - MINERAL PROPERTIES

In October 1994, Celebration and United Silver Mine, Inc., (United) entered into a joint venture agreement, whereby Celebration may acquire up to an 80% interest in a mining property located in the State of Utah. Under the terms of the agreement, United was to contribute real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture.

Celebration will be granted an additional 25% interest upon providing a $300,000 loan to United. Terms of the loan call for 5% annual interest over a 15-year period with the principal and interest to be repaid from the sellers remaining interest in certain underground minerals, or the loan will be forgiven. Celebration will be granted an additional 30% interest if it expends $4,000,000 on underground development of the properties by June 1, 1998. Celebration is responsible for providing 100% of the net operating capital of the joint venture until commercial production commences. Thereafter, capital contributions will be based upon equity interest in the venture.

Prior to June 30, 1996, Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Additional expenditures have been made on the property through June 30, 1996.

22
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 3 - MINERAL PROPERTIES (Continued)

In February 1995, Celebration entered into an agreement to acquire a fifty year renewable mineral lease on a property in Shoshone
County, Idaho. The mining property consists of twelve patented claims and associated unpatented claims. In connection with this lease, Celebration has paid $50,000 and issued 175,000 shares of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration was originally obligated to pay $950,000 by September 1, 1995, as "an advance royalty". Although the original due date was extended, the Company paid $600,000 of the aforementioned $950,000 (in April, 1996) and has the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional
 .5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent
36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property.

In March 1995, Celebration entered into a joint venture agreement with an Australian company for exploration of a certain mineral property in Australia. Under the original terms of the joint venture agreement, Celebration could acquire up to a 50% interest subject to a vesting schedule which required $100,000 to be paid by April 1995 (which was paid) for an initial 10% interest. An additional interest can be obtained by payment of the following:
$100,000 within 60 days after receipt of assays from the first drill hole (10%); $1,000,000 not later than six months after the second drill hole (15%) and; $1,000,000 not later than twelve months after the prior payment (15%).

During the year ended September 30, 1995, Celebration purchased through the issuance of 800,000 shares of its common stock, various mineral properties located in the States of Washington and Idaho. The mineral properties were recorded at the fair market value of the shares paid on the date of issuance ranging from $3.13 to $3.25 per share for a total purchase price of $2,538,126.

23
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 3 - MINERAL PROPERTIES (Continued)

The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

The total mineral properties at June 30, 1996 are classified as follows:

   Mineral properties under joint ventures      $   352,739
   Other mineral properties                       4,492,627
                                                ___________
      Total Mineral Properties                  $ 4,845,366
                                                ===========

The Company's mineral properties are valued at the lower of cost or net realizable value.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years.

NOTE 5 - INTANGIBLE ASSETS

Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets as follows:
                    Description              Useful Lives
            ____________________________     ____________
            Deferred debt issuance costs         1 year
            Organization costs                   5 years


                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                 June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 6 - COMMON STOCK

During the year ended November 30, 1994, Celebration issued
1,500,000 shares of common stock to directors for services rendered, valued at $.003 to $.625 per share, which is the fair market value of the shares on the date of issuance.

During the year ended September 30, 1995, the Company issued 12,750 shares of common stock to directors and employees for services rendered, valued at prices ranging from $2.00 to $2.50 per share, which is the fair market value of the shares on the date of issuance.

During the year ended September 30, 1995, Celebration issued
975,000 shares of common stock in exchange for mineral properties
(See Note 3) and sold 176,000 shares of common stock for $264,000 cash.

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $1.50 per share in payment of $300,000 of the then outstanding debt (See Note 9). The Company also issued 277,500 shares in connection with the issuance of notes payable (See Note 8). (See also the disclosure in Note 1).

During the nine months ended June 30, 1996, the Company sold 1,226,832 shares of its common stock for $1,945,779 in cash. The Company also issued 159,900 shares to directors and employees for services rendered valued at $1.50 per share, which is the fair market value of the shares on the date of issuance.

The Company also issued 406,050 shares of its common stock in lieu of outstanding debt. The stock was issued at $1.50 per share for a total value of $609,075.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of June 30, 1996, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of
1.5 shares for each option still outstanding.  Thus, the Company

25
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                 June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (continued)

has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of June 30, 1996, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to Howard Crosby and Robert Jorgensen to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999.

On March 22, 1996, the Board of Directors approved the issuance of warrants to purchase 625,000 shares of common stock of the Company to an investor in partial completion of a private placement of stock. These warrants are exercisable until September 30, 1998, at a price of $1.50 per share, which is 67% of the closing price on March 22, 1996.

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants are exercisable until April 12, 1997 at prices ranging from $2.50 to $2.625 per share. As of June 30, 1996, 320,666 warrants have been issued (but not exercised) for a total amount of $41,068.

NOTE 8 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at June
30, 1996 and September 30, 1995:

                            June 30, 1996       September 30, 1995
                            _____________         _____________
Applicable to:
     Common stock            $  6,882,316          $  4,120,540
     Stock warrants                41,068                   -
                             ____________          _____________
                             $  6,923,384          $  4,120,540

26
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 9 - NOTES PAYABLE

In February 1995, Celebration raised $555,000 through the issuance of promissory notes. During the second quarter ended March 31, 1996, $470,000 of the total amount plus accrued interest of $29,265 was converted into 332,800 shares of the Company's common stock, leaving an amount owing of $85,000. The notes bear interest at 10% per annum and will be due on the earlier of January 1, 1997 or the closing of any public offering of equity securities by the Company.

The note holders also received 277,500 shares of Celebration's common stock. A 10% commission was charged by an underwriter on the sale of almost all of the notes.

In April 1995, Celebration raised $120,000 in 10% convertible debentures. In late 1995, $105,000 of the total amount plus accrued interest of $4,810 was converted into 73,250 shares of the Company's common stock, leaving an amount owing of $15,000. During the third quarter ended June 30, 1996, this remaining $15,000 plus accrued interest was paid.

NOTE 10 - RELATED PARTY TRANSACTIONS

Royal has received advances from a related party in order to pay ongoing operating expenses. The amount owed eventually exceeded $300,000 during 1995. Therefore, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note 6). The balance outstanding at June 30, 1996 was $289.

NOTE 11 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make additional lease payments subsequent to June 30, 1996 as follows:

        Year Ended September 30,                 Amount
       _______________________                __________
              1996                            $   7,800
              1997                                5,000
              1998                                5,000
              1999                                5,000
              2000 and thereafter                25,000
                                              _________
              Total                           $  47,800
                                              =========

27
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                June 30, 1996 and September 30, 1995
_________________________________________________________________
NOTE 12 -PRIVATE STOCK OFFERING

The Company has initiated a private placement of its common stock of up to 2,000,000 shares at $1.50 per share. The primary purpose of the offering by the Company is to provide the Company with the needed capital to commence its mining operations and joint ventures and for general corporate purposes.

NOTE 13 - SUBSEQUENT EVENTS - FAUSETT AGREEMENT

The Company has entered into an agreement with Fausett International, an Idaho Corporation, whereby the Company may acquire 81% of the total outstanding shares of Fausett International in exchange for 850,000 shares of its common stock. The proposed acquisition has not been made final as of the date of this report. Management believes that the likelihood of completing the acquisition is less than 50%. Fausett International is a prior shareholder of Celebration and is considered to be a related party at June 30, 1996.

NOTE 14 - SUBSEQUENT EVENT - OPTION FOR JOINT VENTURE

In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho. The option agreement provides that the Company, by paying $1,000,000 in cash and by issuing 1,000,000 of its common stock to Placer, can acquire a joint venture interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. The option also provides that the Company can increase its percentage ownership of the joint venture to a maximum of 80% by spending $40,000,000 on the development of the mining property over the next four years.

The Company had not yet exercised its option as of the date of this report. The original option date was July 21, 1996, but it has been subsequently extended for thirty days.