Form 10-K/A
period 1995-09-30
ROYAL SILVER MINES INC
filed 1996-10-15
CIK 933157

FORM  10-K/A
                         AMENDMENT NO. 1

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended September 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________ to __________

                  Commission file number 0-25170

                     ROYAL SILVER MINES, INC.
       (Exact name of Registrant as specified in its charter)

       Utah                              91-29382934
(State of Incorporation)         (I.R.S. Employer Ident. No.)

Address of principal offices :  N. 10220 Nevada, Suite 230
                                Spokane, Washington 99218
Registrant's Telephone No.:     509/466-3144


Securities registered pursuant
    to Section 12(b) of the Act: None
Securities registered pursuant
    to Section 12(g) of the Act: Common Stock, par value, $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES X   NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _____

As of October 4, 1996 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($1.08) on such date was $6,519,721.

As of October 4, 1996, the Registrant had outstanding
10,646,482 shares of common stock ($.01 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears beginning on page __.

     ----------- Page  --------------

                     TABLE OF CONTENTS

                                                        PAGE
ITEM NUMBER AND CAPTION                                   NO.

                             PART   I

ITEM 1.   Business . . . . . . . . . . . . . . . . . . . .

ITEM 2.   Properties . . . . . . . . . . . . . . . . . . .

ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . .

ITEM 4.   Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . .

                          PART   II

ITEM 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . .

ITEM 6.   Selected Financial Data. . . . . . . . . . . . .

ITEM 7.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operation . . . . . . . . . . . . . . . . . . .

ITEM 8.   Financial Statements and Supplementary Data  . .

ITEM 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . .

                         PART   III

ITEM 10.  Directors and Executive Officers of the
           Company  . . . . . . . . . . . . . . . . . . .

ITEM 11.  Executive Compensation  . . . . . . . . . . . .

ITEM 12.  Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . .

ITEM 13.  Certain Relationships and Related Transaction .

                          PART   IV

ITEM 14.  Exhibits, Financial Statement Schedules,
           and Reports of Form 8-K. . . . . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . .

     ----------- Page  --------------

                              PART I

ITEM 1.  BUSINESS

GENERAL

Royal Silver Mines, Inc. (generally referred to as 'Royal' or 'the Company'), formerly known as Consolidated Royal Mines, Inc., and also, Royal Minerals, Inc., is a U.S. mineral resource company incorporated under the laws of the State of Utah. The Company is engaged in the business of acquiring and exploring mineral properties containing silver, gold, copper, and other mineralization, with a primary emphasis on silver. Prior to September 30, 1995, Royal acquired all of the outstanding securities of Celebration Mining
Company ('Celebration'), a development stage company, pursuant to a share exchange agreement and plan of reorganization ('Reorganization'). Unless indicated differently by the context, all references to 'the Company' and 'Royal' in this report shall be read to refer to Royal Silver Mines, Inc., the corporate entity that resulted from the business combination of Consolidated Royal Mines, Inc. and Celebration Mining Company.

Prior to the Reorganization, Celebration was a non-public, closely held Washington corporation. It was formed in February 1994 to identify and acquire mineral properties for subsequent exploration and development, if warranted, through equity financing and joint venture arrangements.
The Reorganization has been accounted for as a purchase by Celebration of Royal. Celebration is treated as the acquiring company for financial reporting purposes because its shareholders constitute greater than 50 percent of the combined shareholder group. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor entity. Consequently, Celebration's assets and liabilities were not adjusted in the accompanying financial statements. On the other hand, for purposes of reporting statutory and corporate authority, Royal is deemed to be the acquiring corporation, and Celebration is now a wholly-owned subsidiary of Royal. Prior to the Reorganization, Royal had been a majority-owned subsidiary of Centurion Mines Corporation ('Centurion'). Currently, however, Centurion holds an approximate 14 percent shareholder interest in Royal and is an affiliate and related party of the Company.

The Company operates its business as an exploration stage company, meaning that it intends to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. There currently are several business arrangements, joint venture prospects, and potential property sales from which the Company expects to receive income. The Company has owned royalty interests in properties situated in Utah's Gold Belt. There has been no assurance that the Company would receive royalties from these properties; it received no royalty income during the ten month period ended September 30, 1995 ("Fiscal 1995").

The Company currently has no revenues. At September 30, 1995, the Company's accumulated deficit was $962,735. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition
and ability.   Regarding its losses from operations, the
Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital.
At September 30, 1995, the Company had a cash balance of $151,698 and a deficit working capital of $665,274, as compared to a cash balance of $30,076 and working capital of $25,754 at November 30, 1994. Royal will need capital resources of approximately $25,000-30,000 per month to meet its estimated expenditures for the ensuing twelve months. The Board of Directors has instructed management to consult with experienced financial and investment advisory firms to formulate arrangements for such capital fund raising.
Currently, the Company is pursuing various alternatives, including, if necessary, the private placement of stock.

During the nine months ended June 30, 1996, the Company placed
1,226,832 shares of its common stock for $1,945,779 in cash.
The Company also issued 406,050 shares of its common stock in lieu of outstanding debt. The stock was issued at $1.50 per share for a total value of $609,075. At the end of September, 1996, the Company reached an agreement with Centurion Mines Corporation, a related affiliate, for an option to purchase or assign up to 800,000 shares of Royal common stock, presently owned by Centurion Mines and representing approximately seven and one-half percent of currently outstanding shares, at an exercise price of $1.75 per share. The re-purchase option expires October 1, 1998.

As discussed in greater detail below in the section entitled
'The Company's Strategy and Business Plan,' a substantial portion of Royal's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain mineralization that is economi-cally recoverable. The realization of these investments is contingent to a large extent upon the success of Royal's property transactions as a whole, the existence of economically recoverable metals and other mineralized material, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The likelihood and extent to which these contingencies may be material is uncertain, and Royal cannot assure that the outcome of these uncertain events will not have a material impact and result in adverse consequences to the Company. If Royal does not receive suitable financing or funds from its present or future business arrangements to develop these properties, and continues to suffer losses from operations, the Company will revise its business activities accordingly.

HISTORY

The Company was incorporated in Utah on April 6, 1969 as
Royal Resources, Inc. for the purpose of acquiring and developing mineral properties. The Company changed its name to Royal Minerals, Inc., on January 6, 1983, and became a public company in July 1984. Royal complied with the Securities and Exchange Commission reporting requirements until August 1986, at which time Royal filed Form 15 with the Commission and suspended further reporting requirements.
On January 31, 1992, Centurion owned 82.3 percent of the Company's common stock (see the section entitled
'Centurion's Acquisition and Control of the Company,' below.) Also on January 31, 1992, the Company shareholders authorized a 5-for-1 reverse stock split, and on March 4, 1994, authorized a 4-for-1 reverse stock split of the common stock of the Company. On March 17, 1994, the Company changed its name to Consolidated Royal Mines, Inc. On November 22, 1994, the Company filed a registration statement on Form 10 and renewed its reporting requirements, effective January 23, 1995. During the fourth quarter of Fiscal 1995, the Company revised its business plan to concentrate on the acquisition of silver properties. That change in focus prompted
Consolidated Royal Mines, Inc. and Celebration Mining Company to implement the Reorganization, which closed on August 8, 1995, and to change the Company's name to Royal Silver Mines, Inc., effective September 18, 1995.


THE COMPANY'S STRATEGY AND BUSINESS PLAN

Royal's management believes that control of land and mineral rights is the key ingredient for financial success in the exploration and development phases of the mining business. Previously, Royal had concentrated its main exploration efforts in the northern Utah Gold Belt because of that area's history of profitable metal production and because of Royal's exploration experience in the western United
States. After the Reorganization, the Company acquired a number of significant mineral properties focusing on silver resources. The Company expects to concentrate its main exploration efforts during Fiscal 1996 in Idaho's Coeur d'
Alene and Lakeview Mining Districts, and Utah's Ashbrook
Mining District where the Company is involved in a joint venture at the Vipont Mine property. The Company also is involved in a joint venture in Australia through an agreement between Celebration and an Australian company.

Royal's corporate strategy is directed toward the acquisition of land positions for the exploration of mineralization in established mining districts that have had large and profitable production histories. This approach is referred to in the mining industry as 'headframe geology,' which is defined as concentrating efforts near previously known, profitable ore deposits. Royal does not currently have sufficient capital of its own to carry out its strategy and business plan.
In addition to the properties of the two joint ventures mentioned above, the Company controls other mineral properties. Its business plan is to explore and develop mineral deposits on those properties in conjunction with larger and better financed companies. It expects in this way to achieve a major increase in the value of its assets and to obtain production income with less risk of its own funds for development expenditures and capital investment in production facilities. However, because it currently does not have sufficient capital, if the Company is not successful in obtaining suitable joint venture commitments and funds, there is no assurance that the Company otherwise will obtain the capital it would need to achieve its business plan.

The Company's plan of operation for Fiscal 1996 is to proceed with its joint ventures and current exploration efforts and to seek business arrangements that, in conjunction with the funds of other companies or business entities, will provide sufficient funding to meet the initial expenditures required for the exploration of mineralization on such properties and to acquire land positions or other interests in mineral properties. As a consequence of the Company's plans, management expects a reversal of the current trend of diminishing cash flow.

During September 1996, the Company completed its due diligence review and signed an option agreement with the Placer Mining Corporation of Kellogg, Idaho, to purchase a 100 percent ownership interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. The Bunker Hill Mine is the largest mine in northern Idaho's historic Coeur d'Alene Mining District, which currently has four major silver mines in production. The Bunker Hill Mine has produced over 35 million tons of ore over a one hundred year period.

Under the terms of the option, the Company can acquire the mine by making payment through one of two alternative purchase arrangements: the Company may either (1) pay $7 million and issue 500,000 shares of its restricted common stock to Placer Mining on or before May 10, 1997; or (2) pay
$4 million and issue 500,000 shares to Placer Mining on or before May 10, 1997, and then pay an additional $3.5 million on or before May 10, 1998. Under either alternative, Placer Mining will retain a
2-3/4 percent net smelter return royalty on the property. The Company intends to raise the necessary funds via equity and/or debt financing.

The Board of Directors reasonably believes that the Company is able to engage in nearly any size operation or scope of mining activity depending on the circumstances and merits of each proposed operation or mining activity. Accordingly, the Board has not limited the size of operation or scope of project which it believes is reasonable for management to consider in achieving the Company's business plan. Following that direction, management of the Company pursued a vigorous and fruitful program during the last quarter of Fiscal
1995, acquiring interests in seven distinct parcels of mineral property. Further, management has been authorized to consider and review all reasonable proposals and, upon satisfactory assessment, to then make a specific determination as to an estimated range of funding amounts that each such proposal reasonably might require.

By further direction of the Board of Directors, management may enter into new mining arrangements with joint venturers, partners, or other third parties. Such arrangements may be multi-party ventures to which the Company will contribute stock, cash, and/or mineral interests. In such arrangements, the Company's participation in revenues and profits, if any, will be reduced. At this time, the Company has no agreement or understanding with any third parties for the formation of a joint venture mining operation other than those described herein. The Company will encounter significant competition from firms currently engaged in the mining industry. In general, all of these companies are substantially larger than the Company, and have substan-tially greater resources and operating histories. (See
'Risk Factors,' below.)

Management, together with such professional advisors which the Company deems appropriate, will investigate prospec-tive properties through on-site examination, reviewing available geologic reports or publications relating to the property, and a general field reconnaissance to secure preliminary information regarding characteristics of the property. If, from such preliminary reviews, management deems it advisable to further investigate the property, the Company may determine the condition of title and ownership by using abstractors or title companies, and may obtain a prelimi-nary feasibility study by one or more geologists, mining engineers, or accountants. If, after the foregoing preliminary investigation, management determines that the property does not meet the Company's acquisition criteria, efforts to acquire the property would be abandoned, in which case costs incurred in conducting the investigation would not be recoverable. It should be noted, however, that the Company has only a limited amount of funds available for working capital which could be used for future exploration expendi-tures. Thus, if future exploration is desired, additional funds would be needed. Only a limited amount of such funds have currently been identified and there can be no assurance that such funds would be available at an acceptable cost, if at all.

Inasmuch as the eventual project, operation or mining activity could be of any size or scope, management is not able at this time to provide more exact amounts or a detailed listing of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues, or fees it may receive or savings it may realize through corporate restructuring. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from joint venture participant contributions with the remainder provided by funds generated from such joint venture and other lease or royalty arrangements.

Management has budgeted approximately $360,000 for Fiscal 1996 for general and administrative expenses and other operating costs. To date, the Company has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities and contractors that provide its personnel, office space, and equipment needs. The Company currently is seeking additional sources of working capital sufficient to continue its present level of funding its general and administrative expenses and meet ongoing payment obligations for its leases to governmental bodies. Operating costs are largely dependent upon the level of exploration and develop-ment activity engaged in, which, in turn, is dependent upon availability of funds. The Company has determined not to incur any operating costs related to exploration and development until sufficient funds are available for payment.

Private Placements. In July, 1995, the Company completed a private placement of 8,700 shares through two Regulation
S offerings, both at a price of $2.00 per share, for a total of $17,400. During September 1995, the Company completed a private placement of 179,000 shares of common stock through a domestic offering at a price of $1.50 per share for a total of $241,650 after expenses. In October 1995, the Company completed a private placement of 200,000 shares through a Regulation S offering at a price of $1.50 per share for a total of $300,000. In December 1995, the Company completed a private placement of 135,000 shares through a Regulation S offering at a price of $1.50 per share for a total of $202,500.
In the event that amendments are made to certain Regulation
S registration provisions relating to a 40 day period, during which securities cannot come back to U.S. persons, the Company has granted, at its expense, certain registration rights. Subsequent to the end of Fiscal 1995, the Company completed a private placement of approximately 506,000 shares of common stock at a price of $1.50 per share, in conversion of approxi-mately $570,920 of principal, plus interest, related to out-standing debt of certain notes payable. During the nine months ended June 30, 1996, the Company placed 1,226,832 shares of its common stock for $1,945,779 in cash. The Company also issued 406,050 shares of its common stock in lieu of outstanding debt. The stock was issued at $1.50 per share for a total value of $609,075.

COMPETITION

The mining industry is very competitive. There is a high degree of competition to obtain favorable mining properties and suitable mining prospects for drilling, exploration, development and mining operations. The Company encounters competition from a handful of other similarly-situated mining companies in the silver mining industry in connection with the acquisition of properties capable of profitably producing silver and other mineralization. The Company is unable to ascertain the exact number of such competitor companies, however, the Company believes that with the acquisition of significant properties in the Coeur d'Alene Mining District of Northern Idaho, USA, its competitive position for exploring and developing such properties for silver mineralization should improve. Nevertheless, the Company may be unable to acquire attractive mining properties on terms it considers acceptable. Accordingly, there can be no assurance that the Company's programs will yield commercially minable reserves.

RISK FACTORS

The following risk factors with respect to the Company and its operations may affect its strategy and business plan:

1. Recent Status as a Public Reporting Company. The Company became a fully reporting public company on January 23, 1995.
The Company has no current operating history and is subject to all risks inherent in a developing business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the natural resource industry and the competitive and regulatory environment in which the Company will operate.

2.  Exploration Stage Company.   Mineral exploration, particu-
larly for gold and silver, is highly speculative in nature, frequently is nonproductive, and involves many risks, often greater than those involved in the discovery of mineralization. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. There can be no assurance that the Company's mineral explora-tion activities will be successful or profitable. Once mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change.

A related factor is that exploration stage companies use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to acquire an interest in property or to commence exploration or develop-ment work. These estimates are not always scientifically exact, and in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization.

The economic viability of a property cannot be determined until extensive exploration and development has been conducted and a comprehensive feasibility study performed. The Company currently does not have any such feasibility studies, and has not yet prepared feasibility studies on any of its properties. Moreover, the market prices of any minerals produced are subject to fluctuation, which may negatively affect the economic viability of properties on which expenditures have been made. The Company is not able to determine at present whether or not, or the extent to which, such risks may adversely affect the Company's strategy and business plans.

3. Lack of Revenue. The Company needs additional capital but currently has no revenues. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the mineraliza-tion from the ore and, in the case of new properties, to construct mining and processing facilities. The Company lacks a constant and continual flow of revenue. The Company currently holds certain royalty interests in several mining properties sold, but there is no assurance that the Company will receive royalty payments, or that the Company will other-wise receive adequate funding to be able to finance its explora-tion activities. The Company is looking for revenue sources on an on-going basis, but there can be no assurance that such sources can be found or that, if available, the terms of such financing will be commercially acceptable to the Company. Because of the Company's need for additional capital to fund its present operations, to complete the acquisition of certain mineral rights, and to provide for further exploration and development, the lack of consistent revenue could be a detrimental factor in the progress of the Company.

4. Realization of Investments in Mineral Properties and Additional Capital Needs. The ultimate realization of the Company's investments in mineral properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The Company expects to finance its operations for Fiscal 1996 through the sale of equity securities, joint venture arrangements (including project financing), and the sale of interests in mineral properties. The Company does not have sufficient capital of its own to explore and develop its mineral properties and there can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

5. Retention and Attraction of Key Personnel. The Company's success will depend, in large part, on its ability to retain and attract highly qualified personnel. The Company's success in retaining its present staff and in attracting additional qualified personnel will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions.

6. Regulatory Concerns. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: 1) Surface Impact, 2) Water Acquisition, 3) Site Access, 4) Reclamation,
5) Wildlife Preservation, 6) Licenses and Permits, and 7) Maintaining the Fees for unpatented mining claims. For a detailed explanation of the term 'unpatented mining claim' see the section below entitled 'Government Regulation and Environmen-tal Concerns,' which also provides a comprehensive discussion of the risks related to this factor that may affect the Company's strategy and business plan.

TRANSACTIONS WITH CENTURION

The Company has disclosed pertinent information and financial data with respect to its transactions with Centurion in its presentation found at Item 13 of this Report, entitled
'Certain Relationships and Related Transactions.'

PATENTS, TRADEMARKS, LICENSES, FRANCHISES

The Company does not own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by governmental authorities and private land owners. Please refer to the Glossary of Mining Terms at the end of
Item 1 for a definition of the term "patented mining claims", as well as for the definitions of other mining terminology as it relates to this Annual Report.

SEASONABILITY

The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to its properties.

GOVERNMENT REGULATION AND ENVIRONMENTAL CONCERNS

The Company is committed to complying and, to its knowledge, is in compliance with all governmental and environmental regula-tions. The Company's activities are subject to extensive federal, state, and local laws and regulations controlling not only the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environ-ment. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. The Company cannot predict the extent to which future legisla-tion and regulation could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, including those with respect to unpatented mining claims.

As used in this Annual Report, the term 'unpatented mining claim' refers to a mining claim on federal lands which has not been converted into full fee ownership in the name of a private person or entity. The process of converting ownership was established under the (U.S.) General Mining Law of 1872, as amended (the 'General Mining Law'), and requires that certain conditions be met. Once met, and all other require-ments are satisfied, the U.S. government transfers ownership of the underlying property (held to that point in the public trust) to the private person or entity by granting fee simple and conveying full private ownership of the subject mineral property, including mineral rights, surface, subsurface and appurtenant rights, subject to any vested and accrued water rights. The act of granting full fee ownership is accomplished by a duly endorsed instrument referred to as a 'patent.'
Until such time as a mining claim on federal land may be 'patented,' the claim is deemed an 'unpatented mining claim' and ownership is held in the public trust by the U.S. govern-ment subject to existing federal mining laws and other applicable statutory or regulatory provisions as may be implemented by the federal bureaucracy.

In 1992, the U.S. Congress passed a number of amendments to the General Mining Law which governs mining claims and related activities on federal lands. A holding fee of $100 and a filing assessment of $35 per claim was imposed upon unpatented mining claims located on federal lands. Since 1992, a variety of legislation has been proposed to further amend the General Mining Law. The proposed legislation would, among other things, impose royalties and add requirements affecting reclamation, environmental controls, and restoration. Although such legislative proposals are not currently in effect, the likelihood or extent of subsequent enactments is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict.

The Company's activities are not only subject to extensive federal, state, and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmen-tal permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. While it is possible that the costs and delays associated with the compliance of such laws, regulations, and permits could become such that the Company would not proceed with the development or operation of a mine, the Company is not presently aware of any material environmen-tal constraint affecting its properties that would preclude the economic development or operation of any specific property.

At present, the Company does not have any environmental control facilities. Thus, the Company has not made any material capital expenditures for environmental controls, other than the nominal costs of preparing the plans and contingencies for such environ-mental controls, measures and facilities as may be required in its future activities.

As the Company becomes more active on its properties, it is reasonable to expect that compliance with environmental regula-tions will substantially increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure the Company's compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with the exploration, development, or mining operations on any of its mineral properties.

Future costs of compliance may depend upon the extent and type of exploration and testing required. Moreover, there is no assurance that the Company will be able to comply with require-ments imposed on future development, or that the Company will be able to economically develop operating mines under such regulations. Therefore, management is not able to estimate those amounts at this time.

NUMBER OF EMPLOYEES

The Company has five employees. The Company arranges for much of its work through contracts with various consultants and, in addition, leases personnel services, on an hourly basis, from Centurion Exploration, Incorporated. The Company may contract with additional consultants from time to time, as required by its operations. Consultants are treated as indepen-dent contractors.

CENTURION'S ACQUISITION AND CONTROL OF THE COMPANY

In October 1991, Centurion entered into negotiations with the officers and directors of Royal for the acquisition and control of the Company. In November 1991, Centurion's Board of Directors approved this acquisition. Subsequently, Centurion entered into subscription and investment agreements with several of Royal's principal shareholders, whereby Centurion exchanged 174,743 restricted shares of Centurion stock and $1,600 cash for shares of Royal common stock constituting
37.2 percent ownership of Royal's outstanding shares. On January 10, 1992, Royal's Board of Directors authorized the exchange of 100,000 post-split shares of Royal's common stock for approximately 4,196 acres of unpatented mining claims and state and private mineral leases from Centurion. On January 31, 1992, at the Royal annual shareholders meeting, the shareholders authorized the purchase of approximately 17,000 acres of mining properties from Centurion for 1,250,000 post-split shares of Royal common stock. This acquisition of shares gave Centurion an 82.3 percent controlling interest in Royal. Because of the changes in the control of shareholdings brought about by the Reorganization with Celebration, Centurion currently holds approximately 14 percent of Royal's outstanding common stock.

SUBSIDIARIES

The Company currently has one subsidiary, Celebration Mining Company, of which Royal currently is the sole shareholder. Celebration was incorporated in the State of Washington in February 1994. It is authorized to issue 20,000,000 shares of common stock, par value $.0025, of which as of December 19, 1995, 2,762,500 shares are issued and outstanding and wholly owned by Royal.

Royal's Reorganization With Celebration.

In May and June 1995, Royal's management began negotiations with management of Celebration regarding a merger or other reorganization plan of the two companies. On June 28, 1995, the boards of directors of both companies approved a reorganization and the companies signed an agreement based on a share exchange. Royal would acquire 100 percent of Celebration's interest in the Vipont Mine Joint Venture, the Crescent Mine Lease, the Australia Joint Venture, and the option rights to acquire up to 50 percent of the mineral rights on the prospect Mine Property in Madison County, Montana.

The Celebration shareholders approved the Reorganization and share exchange agreement at an August 8, 1995 shareholder meeting. In exchange for 100 percent of the issued and out-standing Celebration shares, Royal agreed to issue to the Celebration shareholders 4,143,750 shares of Royal common stock that together would represent ownership of 63 percent of Royal shareholdings outstanding immediately following the Reorganization. Also, Royal agreed to honor all of the stock rights held by various Celebration shareholders and which were subject to certain conditions and events.

Some of those stock rights had been granted contingent upon the repayment of notes, and others had been granted as options under consultant agreements. In total, those stock rights permitted the purchase or receipt of approximately 1,755,000 additional shares of Royal common stock. If all of the various stock rights were exercised immediately upon closing the Reorganization and that amount of shares were to be added to the initial group of 4,143,750 shares, that would result in a total issuance from the share exchange of approximately 5,898,750 shares, or 71 percent ownership by the Celebration shareholders. To date, none of the overhanging stock rights have been or are expected to be exercised.

In December 1995, stock rights to receive approximately 190,795 shares were extinguished when the Company converted debt of $570,919 in principal, plus interest, by issuing common stock. The noteholders of that debt amount received approximately
506,000 shares in full satisfaction of the debt.

Termination of Intent to Acquire Fausett International.

On October 18, 1995, the Company entered into an agreement with Fausett International, an Idaho corporation, which the Company proposed acquiring as an 81 percent-owned consolidated subsidiary. However, as of the date of this filing, management has determined not to pursue this acquisition because of changes in Fausett
International's financial circumstances, and a projected reduction in its operations. Thus, the Company provides the following information for background purposes only.

Fausett International, through its wholly-owned subsidiary Fausett
Mine Services, provides contract mining services throughout the western United States. Those services include shaft sinking, underground mine development, diamond drilling and contract mining. Fausett International has had a diverse customer base over the past twenty five years, including several major mining companies. Royal's management originally approved the intended acquisition because of the view that Fausett's experienced organization of seasoned professionals would be expected to provide Royal with the capability to proceed with development of various underground silver mines. Thus, during the beginning of Fiscal 1996, the Company entered into negotiations and a lengthy period of due diligence. The general terms of the acquisition proposal involved the purchase of all of the issued and outstanding shares of Fausett International in exchange for 850,000 Royal shares. However, as of the date of this filing, because of concerns about the financial circumstances presented by the audited financial statements of Fausett International, Royal's management has determined that it is not in the Company's best interests to further pursue this acquisition.

ACQUISITION AND DISPOSITION OF MINERAL PROPERTIES.

Royalty Properties.   On January 10 and January 31, 1992, Royal
obtained from Centurion a total of 23,300 acres of unpatented mining claims and State and private mineral leases in exchange for the equivalent of 1,350,000 post-split shares of Royal common stock. The term 'unpatented mining claim' is described above in the section entitled 'Government Regula-tion and Environmental Concerns'.

During the nine months ended September 30,1992, the Company sold unpatented mining claims and state and private mineral lease properties to Kennecott Copper Corporation, a Unit of RTZ, London ('Kennecott'). The Company sold four unpatented mining claims (80 acres) to Kennecott in January 1992, for $100,000 retaining a 5 percent production royalty. In July of 1992, Royal sold approximately 16,880 acres of mining claims and state and private mineral leases to Kennecott for $250,000 retaining a 2 1/2 percent production royalty. On September 30, 1992, Kennecott purchased 6,320 acres of mining claims for $250,000, on which Royal retained a 2 1/2 percent production royalty.

Montanore Project. On March 29, 1994, Royal entered into a preliminary agreement to acquire Montana Reserves
Company ('Montana Reserves'), a privately held corporation based in Spokane, Washington. At the time of the agreement, Montana Reserves owned a 5 percent net proceeds interest in the Montanore Project, a silver and copper mineral property located in Lincoln and Sanders counties in Montana.
Montana Reserves also had an option to acquire a 45 percent working interest in the Montanore Project from Noranda
Minerals Corp. for approximately $28 million. At the date of closing the agreement, June 15, 1994, material conditions had not been met and the agreement was automatically terminated without recourse of liability between or among the parties. Efforts to complete the transaction were continued through September 1994, but ultimately were not successful.

GLOSSARY OF CERTAIN MINING TERMS

DECLINE -- An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

DEVELOPMENT -- Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DORE -- Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

EXPLORATION -- Work involved in searching for ore, usually by drilling or driving a drift.

GRADE -- The average assay of a ton of ore, reflecting metal content.

HEAP LEACHING -- A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

MILL -- A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

MINERALIZED MATERIAL OR DEPOSIT -- A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

ORE -- Material that can be mined and processed at a positive cash flow.

PATENTED MINING CLAIM -- A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

PROVEN AND PROBABLE MINERAL RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at a mine which the Company believes could be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for such mineralized material. Mineral reserves are stated separately for each such mine, based upon factors relevant to each mine. Proven and probable mineral reserves are based on calculations of reserves provided by the operator of a property that have been reviewed but not independently confirmed by the Company. Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.

PROBABLE RESERVES -- Resources for which tonnage and grade and/or quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN RESERVES -- Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20 percent.

RESERVES -- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

SHAFT -- A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

STOPE -- An underground excavation from which ore has been extracted either above or below mine level.

TROY OUNCE -- Unit of weight measurement used for all precious metals. The familiar 16-ounce avoirdupois pound equals 14.583 Troy Ounces.

UNPATENTED MINING CLAIM -- A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

VEIN -- A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

WASTE -- Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

ITEM 2.  PROPERTIES

OVERVIEW

The properties in which the Company has an interest are divided into the following areas:

      A.  CRESCENT MINE
      B.  CONJECTURE MINE
      C.  VIPONT MINE
      D.  OTHER IDAHO PROPERTIES
      E.  OTHER PROPERTIES
      F.  UTAH GOLD BELT AND ROYALTY INTERESTS
      G.  OPTION TO PURCHASE BUNKER HILL MINE
      H.  OFFICES

A.  CRESCENT MINE

In February 1995, Celebration entered into an agreement to acquire a mineral lease on the Crescent Mine. The Crescent Mine is an underground mine, located in the Coeur d'Alene
Mining District of Shoshone County, Idaho, about five miles east of Kellogg, Idaho.

Operations of the Crescent Mine began prior to 1917 and, according to records available to the Company, approximately
25 million ounces of silver have been produced by the Crescent Mine. The mine is not currently in operation and is flooded to approximately the 1200 foot level. The most current ore reserve report that the Company has been able to obtain was prepared in 1985 by Norman A. Radford, a registered professional geologist. That report, based on an assumption that silver prices would remain below ten dollars ($10) per ounce, indicated that the Crescent Mine contained 141,000 tons of probable reserves averaging 31 ounces of silver per ton of mineralized material. At current prices of under six dollars ($6.00), the Company cannot assure that any of the mineralization could be mined at a profit.

Host rocks in the Crescent Mine, in common with the rest of the District, are members of the Precambrian Belt Super
Group. Within the Crescent Mine area, three formations are present, in descending order: Wallace, St. Regis, and Revett. The most favorable rocks in the Crescent Mine are the Lower St. Regis and Upper Revett quartzites. These rocks occur in the Crescent Mine from the 1,200-foot level downward. The Coeur d'Alene 'Silver Belt' ore structures are frequently narrow, fragmented, and sinuous. They have been discovered and mined at levels deeper than is generally the case in other mining districts. The ore at the Crescent Mine occurs in thin veins steeply dipping to the south.
These veins may vary in thickness from several inches to several feet. The Alhambra and the Syndicate Faults are major reverse faults and both are present in the Crescent Mine.

The Crescent Mine property consists of 12 patented mining claims and 2 Idaho state leases located immediately adjacent to and west of the world-famous Sunshine Mine (Sunshine
Mining Company, SSC-NYSE). The Sunshine Mine has produced nearly 400 million ounces of silver since its inception, making it the largest primary silver mine in the world. The major structural and stratigraphic features which have produced the major ore deposits in the Sunshine Mine are also present in the Crescent Mine.

The Crescent is developed to a vertical depth of 5,100 feet by 2 vertical shafts. The majority of past production from the Crescent Mine occurred in the Revett formation over 1,200 feet of dip between the 3,100 level and the 4,300 level. In the mid-1980's, the No. 2 shaft was deepened to the 5,100 level, which opened an additional 800 feet of favorable
Revett quartzites for development of the downward extensions of the East Footwall and Hook veins.

The Company's plans to re-establish significant silver production from the Crescent Mine will be dependent upon silver prices. Management estimates that a price of at least $6.00 per ounce would need to be sustained for a period of six months to justify the capital investment necessary to de-water the lower workings of the mine and re-habilitate the stopes. At December 14, 1995, the Comex Spot price for silver was $5.15. Absent a $6.00 silver price, the Company intends to pursue development and exploration efforts in the upper Crescent. The workings of the upper Crescent Mine are above the water table, and therefore can be developed without major capital investment. The Company believes that a processing agreement for Crescent ore can be negotiated with the neighboring Sunshine Mine on a favorable basis.

B.  CONJECTURE MINE

In late August of 1995, the Company completed two acquisitions which included 6 patented and 6 unpatented mining claims comprising the Conjecture Mine property. Then, in September of 1995, the Company acquired property covering the 12,000 foot long Conjecture Shear zone by staking an additional 44 unpatented claims.

The Conjecture property is located in the Lakeview Mining District of Idaho, some 30 miles to the northwest of the Coeur d'Alene mining district. The rock groups of the Lakeview District are the same Precambrian belt series associated with the world-class silver deposits of the Coeur d' Alene mining district to the south.

The history of the Lakeview District in general, and the Conjecture Mine in particular, has shown sporadic high grade silver production from shallow workings since the late 1800's. Most recent production on a neighboring property occurred as recently as 1987. However, within the District, only the Conjecture Mine itself has been developed to any significant depth.

In the late 1950's and early 1960's, Federal Resources of Salt
Lake City, Utah invested approximately $3 million in shaft sinking and underground development at the Conjecture Mine.
In all, Federal Resources completed a 2,000 foot deep, 3 compartment vertical shaft and nearly 12,000 feet of drifts, cross-cuts and raises to establish a block of mineralized material of 336,000 tons at a grade of 11 ounces per ton of silver, and .03 ounces of gold.

An additional block of 370,000 tons of similar grade was listed as a possible block of mineralization between the levels. Since obtaining the property, the Company has not been able to re-confirm these reserve estimates of mineralized material, although an independent reserve report done in 1981 essentially verified the earlier numbers. That independent reserve report was prepared by Richard W. Morris, a registered professional geologist, for a com-pany known as Minerals Management, Inc. Nevertheless, no assurance can be made that this mineralized material constitutes a proven or probable 'ore reserve', if at all, until it can be re-verified.

The Company's geologists have noted the striking similarities between the Lakeview District and the nearby
Coeur d'Alene District. High grade silver mineralization has been shown to extend laterally for over 2 miles, and vertically for over 3,000 feet in the Conjecture Mine. The same rock unit sequence (i.e., Wallace, St. Regis, Revett) is found in both districts, with the same important ore minerals (tetrahe-drite, galena, sphalerite) defining productive ore shoots. However, within the Lakeview District, only the Conjecture shaft has penetrated the less favorable
Wallace formation into the better quartzite units.

If adequate financing is available, of which there can be no assurance, the Company intends to conduct additional exploration along the Conjecture Shear zone. This program would incorporate surface geochemistry, trenching and drilling, as well as underground rehabilitation and sampling. Because of heavy snows in the winter of 1995 and spring of 1996, exploration activities at the Conjecture were delayed.

C.  VIPONT MINE

The Vipont Mine is located in the Ashbrook Mining District, a remote area in the extreme northwestern corner of Box
Elder County, Utah, approximately 10 miles east of the Nevada state line and one mile south of the Idaho state line near the headwaters of the Little Birch Creek. It is accessible by asphalt, gravel, and dirt roads. The mine property consists of 53 patented (deeded) mining claims covering nearly 1,000 acres owned by Celebration Mining Company and United Silver Mines.

The Vipont Mine was at one time one of the foremost silver producing mines in the State of Utah. Its greatest period of activity was from 1919 through mid-1923 after the passage of the Pittman Silver Purchase Act ('Pittman Act') which authorized the purchase of 200,000,000 ounces of silver. The Mine closed in August 1923 with the expiration of the Pittman Act after producing nearly 1,000,000 ounces of silver per year. Some leasing was done in the 1930's and the Mine was closed in 1942 when Congress passed War Order L-208 closing all gold and silver mines. From 1977 through 1987, United Silver Mines began further development and leached the old mill tailings.

The mineralization in the Mine occurs predominantly as the mineral argentite in the Vipont limestone. Two other units, the Phelan limestone, and the Sentinel limestone have produced high-grade ore. Neither the Phelan nor the Sentinel have been seriously explored for additional ore.

The mineralization in the Vipont limestone occurs as a continuous tabular 'manto' mineralization body in the crests of folds (crenulations) superimposed upon a shallowly dipping (22 degrees) syncline. The continuity of the mineralization down-dip has been shown by past mining operations and by a line of drill holes below the old workings. It is thought by geologists that the mineralization will continue to down-dip toward an igneous intrusive 4,600 feet southwest of the old mine.

There are two distinct mineralization deposits on the Vipont Property: the oxide deposit and the sulphide deposit.
The characteristics of each are unique and require different approaches to development and exploration. According to a 1994 report by Dr. Armond H. Beers, the oxide deposit contains 1,100,000 tons of mineralized material grading 6.9 ounces per ton in silver and with a small gold credit. The Company has not independently re-verified those findings and cannot and does not make any assurance as to their accuracy or compliance with regulatory standards.

The report of Marston and Marston, completed in 1981, provides different grades and tonnage. Marston and Marston did not have access to additional drilling results completed subsequent to their report; however, based on the information then available, Marston and Marston reported 1.5 million tons of mineralized material at a silver grade of 4.47 ounces per ton. Because the mineralization is oxidized, it is believed that recovery of the precious metals can be achieved with cyanide heap leaching. It is also believed that mining can be accomplished with open pit methods. The
Company will evaluate its plans for development of the Vipont Property after further review of all technical data.
Any development is anticipated to require amendments to the United Silver Mines permits to allow construction of leaching pads, completion of engineering design of the leach pads and recovery plant, selection of a mining contractor, building and installing crushing circuits, agglomerating unit, leach pads, and recovery plant.

The sulphide deposit is currently defined in the Beers Report as 478,000 tons of mineralized material at an estimated average grade of 13.52 ounces per ton in silver. Geologic interpretation of the manto-type replacement deposit, however, may establish upon further exploration that this mineralized resource may be larger. The Company's management and professional staff believe that the sulphide deposits will represent the long-term future of the Vipont Mine.

D.  OTHER IDAHO PROPERTIES

Bismark Mine Property. In September of 1995, the Company obtained a 10-year lease on 3 patented mining claims in
Shoshone County, known as the Bismark claims.   The claims
lie about one mile south of the main shaft of the Sunshine Mine and are surrounded by Sunshine holdings. The property is developed by a 1,500 foot adit which was driven to the northwest to intersect the Bismark vein. Royal has re-opened and re-timbered the portal of the Bismark adit to permit accessing and sampling of the Bismark vein. This work is planned for the 1996 field season.

The geology of the Bismark claims, given the proximity to the Sunshine Mine, is highly favorable to ore deposition.
The Bismark vein lies entirely with the Revett formation, which is the most favorable rock unit for ore emplacement in the Coeur d'Alene mining district. Limited exploration by Sunshine Mining Company on the 2,600 level established the downward projection of mineralization in the Bismark vein structure.

Bismark Mining Company, the property owner and lessor, will receive a 2.5 percent net smelter return on commercial production from the claims, under the terms of the Company's lease.

Coeur d' Alene Syndicate Property. No significant mineral production has to date occurred on the Coeur d'Alene
Syndicate property and there are no known proven or probable reserves. In September of 1995, the Company acquired fee simple ownership of the 24 patented mining claims that comprise the Coeur d'Alene Syndicate property, located in Burke Canyon some six miles northeast of Wallace, Idaho.
The property is near the eastern end of the Coeur d'Alene mining district, and is an undeveloped portion of a major mineralized trend running through the Star-Morning Mines and on to the Frisco and Black Bear Mines.

Geologists have long considered the Syndicate property to be an outstanding exploration target where the highly productive Star fault turns to the southwest and intersects the Commander fault. This structural anomaly, occurring in favorable Revett and Burke formation quartzite rocks is exactly what develops major ore shoots within the Coeur d'Alene district.

The property is currently developed by an adit from the Black
Bear property, but could ultimately be accessed by deep shafts on either end of the strike.

Subsequent to September 30, 1995, the Company entered into an agreement with an independent timber company to sell the mature timber for cash. The transaction was expected to close in Fiscal 1996, but has not reached final implementation.

The Liberal King Mine.  In the fourth quarter of
Fiscal 1995, the Company acquired fee simple ownership of the the Liberal King Mine, consisting of 5 patented claims located southwest of the famous Bunker Hill Mine in the Pine Creek area of the Coeur d'Alene Mining District. At the time the mine was last operated by Spokane National in the 1960's, that company reported a defined block of mineralized material totaling 81,000 tons at 12 percent zinc and 2.5 ounces of silver. Royal has not been able to evaluate this property as yet, and no current reserve estimates can be given.

In the early 1980's, Cominco-American conducted an exploration program on the Liberal King property in search of a large, stratabound zinc-silver deposit. Such potential has not been fully explored at this time.

E.  OTHER PROPERTIES

Frisco Standard Silver Mine. As of the first quarter of fiscal 1995, the Company has fully divested itself of any ownership in the Frisco Standard Mine. In September 1995, the Company had acquired fee simple ownership of the 7 patented claims that comprised this property.

New Departure Mine. There are no known proven or probable reserves identified at the New Departure Mine. In August 1995, the Company acquired a long term mineral lease for the New Departure Mine in Beaverhead County, Montana. This property is located in southeastern Montana near the town of Bannock.
The property consists of eight patented claims and has a history of very high grade silver production. Royal management has not as yet developed an exploration plan for the property, which was acquired by lease in September 1995, subject to a 3 percent net smelter return.

Australia Joint Venture Property. There are no known proven or probable reserves identified at the Australia Joint
Venture Property. On March 21, 1995, Celebration entered into a joint venture with Metallurgical Refining & Development PTY, LTD. ('Metallurgical'), of Brisbane, Queensland, Australia, for the exploration of EL 3854, a prospecting license in western New South Wales. For the past three years Metallurgical has been engaged in an active program of geophysics, geo-chemistry, satellite reconnaissance, and other proprietary exploration methods seeking to identify large, buried, polymetallic deposits. In July of 1995, the joint venture completed an exploratory diamond drill hole to a depth of 700 meters (2100 feet). While the hole did not encounter significant mineralization, there was geologic indication that a large porphyry system may be nearby. Results of additional scientific testing of the core are being evaluated before conducting further magnetics and geophysics to determine plans for further drilling.

F.  UTAH GOLD BELT AND ROYALTY INTERESTS

The Company is not currently involved in active exploration with respect to any of the property holdings or royalty interests within the Utah Gold Belt. Subject to the progress of Royal's plan for Fiscal 1996 regarding its mineral properties, the Company does not anticipate pursuing significant exploration activities within the Utah Gold Belt properties during Fiscal 1996.

The Utah Gold Belt is a major mineralized north-south zone, including the Oquirrh Mountain range, situated on the west side of the Salt Lake valley. The Utah Gold Belt is close to Salt Lake City, and major highways and railroads make up a well-developed infrastructure. The Utah Gold Belt includes the well-known Bingham and Mercur mining districts, plus smaller Ophir, Stockton, and Greeley districts.

The Utah Gold Belt has been a major producer of copper, gold, silver, and other metals since the late 1800's. Discovery and profitable production of new ore bodies has continued up to the present time. Indeed, important new gold mines have been developed within the last decade.
Centurion initiated a land acquisition program in 1987 and Royal subsequently purchased Utah Gold Belt properties because management recognized that these properties had not been fully explored and it offered excellent potential for the discovery of new gold ore bodies.

Mayflower/West Canyon Project. This project covers approximately 3,060 acres, which are held as private mining leases and state mineral leases. The most important portion of this property is the Mayflower Gold Mine, which was operated about 1900 and is known to contain gold mineraliza-tion. Royal engineers have excavated the Mayflower Mine portal and have carried out underground mapping and sampling. Geological and geochemical surveys and exploratory drilling have been carried out on the surface.

Central Oquirrh Project. The Central Oquirrh Project covers approximately 9,030 acres, which are held as private mining leases and state mineral leases. This project is located in the central Oquirrh Mountains of Utah and Tooele Counties.

Bates Canyon. This property consists of approximately 360 acres held as unpatented lode mining claims which Kennecott re-assigned to the Company in December 1995 after paying federal claim rental fees through August 31, 1996.

The Company sold various Utah Gold Belt mining properties to Kennecott during 1992, which are described in the following paragraphs (the quoted acreage represent what
Kennecott currently holds). The Company has retained production royalty interests on these properties. These sold properties are contiguous to or near properties held previously by Kennecott in the Utah Gold Belt.

Management of the Company believed it was to the Company's advantage to allow the ownership of these properties to pass to Kennecott, with the Company retaining a production royalty interest. At present gold prices (about $380 per ounce), the Company would receive $3.80 for each one percent royalty interest for each ounce of gold produced by Kennecott from these properties without any commitment on the part of the Company to contribute to the exploration, development, or mining of these properties. The Company has retained royalty interests which varies from property to property, within the range of 5 percent of the gross value of metals produced. There is no assurance that the Company will receive or continue to receive royalties from these properties, or of the amount, if any, of such royalties.

Barneys Canyon. In January 1992, Kennecott purchased this 80-acre property underlying, in part, the Barney's Canyon
South operating gold mine. This property consists of four unpatented lode mining claims, and is situated in the active excavation and dump portion of said mine which is currently under development. The Company retained a five percent production royalty. management of the Company has no knowledge as to whether or not gold will be produced from this 80-acre property, and if gold is produced, when this will occur.

Lion Hill. This property consists of approximately 1,450 acres held as unpatented mining claims, and is situated of the west flank of the Central Oquirrh Range, just south of the community of Ophir. This property has been the site for the drilling of twelve exploratory hole by the former Centurion Mines Corporation-Crown Resources Corporate Joint Venture. Some gold mineralization was encountered, but no commercially minable ore deposits were found. The Company retains a two and one-half percent production royalty on this property.

North Oquirrh Project. This property consists of approximately 2,800 acres held as private and state mineral leases situated on the west slope of the Northern Oquirrh Range and is relatively unexplored. The Company retains a two and one-half percent production royalty.

Barneys Canyon North. This property consist of approximately 720 acres held as unpatented mining claims. Untested gold exploration targets have been identified on this property. The Company retains a two and one-half percent production royalty on this property.

Barneys Canyon South.  This property consists of approximately
720 acres held as unpatented lode mining claims and contains untested gold exploration targets. The Company maintains a two and one-half percent production royalty on this property.

Harkers Canyon.  This property consists of approximately
2,200 acres held as unpatented lode mining claims. Centurion's geologists have identified two anomalous gold-bearing zones which represent exploration targets. Kennecott has committed to carrying out exploratory work on this property during 1993. The Company retains a two and one-half percent production royalty.

G.  OPTION TO PURCHASE THE BUNKER HILL MINE

In September 1996, the Company completed its due diligence review and successfully exercised its option with the Placer Mining Corporation of Kellogg, Idaho, to purchase a 100 percent ownership interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho and the largest mine in northern Idaho's historic Coeur d'Alene Mining District. The Bunker Hill Mine has produced over 35 million tons of ore over a one hundred year period. Option terms and financing alternatives regarding the purchase are explained above in more detail in the section within Item 1 entitled "The Company's Strategy and Business Plan."

The Bunker Hill complements Royal's silver focus. The Bunker Hill has historically produced in excess of 165 million ounces of silver, making it the second most productive silver mine in United States history. Preliminarily, the Company has identified seven near-term exploration-development projects of potentially high-grade silver zones. These targets were also identified by past operators. Detailed exploration plans for these projects are available to the Company in the records at the mine.

The Bunker Hill Mine property consists of over 6,500 acres of patented mining claims, much of which is completely unexplored.
The largest deposit of zinc mineralization in the mine, the Quill, is open on strike to the west and down dip. The largest and highest grade deposit of lead-silver mineralization, the Francis, the "J", and the Emery are all open to depth. Given the extensive vertical continuity of mineralized material in the Coeur d' Alene Mining District, the Company believes that the existence of additional mineralized material at depth that may be economically profitable is a rational basis for conducting further exploration and development. Management of the Company notes that the other four largest mines in the district have been mined and developed at least one thousand feet deeper, in reference to sea level, than the Bunker Hill Mine.

The Bunker Hill Mine was discovered in 1885 and produced continuously until its first closure in 1981. Historical production from the mine exceeded 39,600,000 tons at a grade of 4.5 ounces per ton of silver,
8.6 percent lead and 3.7 percent zinc. At present metal prices, this prior production would have exceeded approximately 5 billion dollars.

Placer Mining acquired the Bunker Hill Mine in 1991 and is currently producing approximately 50 tons per day of high-grade lead-silver ore. Over the next 24 months, the Company intends to expand production to approximately 500 tons per day of lead-zinc-silver ores, as well as to undertake a major underground diamond drilling program to better define, evaluate, and expand reserves and other mineralized material.

The proven and probable reserves are contained within 18 known ore zones. Historically, the Bunker Hill Mine has been mined from over 60 individual ore zones extending within a broad area approximately
1500 feet wide, 11,000 feet long, and 7000 feet deep. Substantial inferred resources and potential extensions are believed to be present within the mine complex. The Company believes also that projected mining activities at the Bunker Hill Mine will benefit from the presence of three workable shafts and over 150 miles of drifts, crosscuts and raises, which in today's dollars represents an infrastructure that could cost in excess of $300 million dollars to duplicate.

During Royal's extensive due diligence review, of more than 6 months, technical staff of the Company completed an extensive review of mine maps, drill logs, and other technical data which presents a preliminary overview that approximately 8 million tons of silver and other mineralized material may be present and economically recoverable from within the mine. Thus, the Company is preparing plans to implement reasonably significant exploration activities upon exercise of the option to purchase the mine.

Exploration targets are believed to consist of large tonnage, bulk-minable deposits as well as high-grade vein deposits. According to consulting Royal geologist Daniel Gorski, extensive, minable bulk tonnages may be indicated by prior drilling results. Management believes that implementation of the option purchase agreement will allow the Company to extend its exploration strategy for silver and other mineralized material in a known mining district.

H.  OFFICES

The Company's executive office is located at North 10220 Nevada, Suite 230, Spokane, Washington 99218. In addition, the Company maintains its registered corporate office at 331 South Rio Grande Street, Suite 208, Salt Lake City, Utah 84101. The Company leases its principal office in Spokane, Washington, on a renewable one-year term with rental costs of $970 per month, including basic maintenance and janitorial services.
The Company does not currently have any other branch offices.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings incidental to the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of Fiscal 1995.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common shares are traded on the NASDAQ Bulletin Board under the symbol RSMI. The prices listed below were obtained from the National Quotation Bureau, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period December 31, 1993, through September 30,
1995. These bid prices are over-the-counter market quotations based on interdealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:


Fiscal Quarter Ended          High Bid ($)   Low Bid ($)
--------------------          ------------   -----------
December 31, 1993             2.124          1.500
March 31, 1994                2.50           1.000
June 30, 1994                 4.250          4.250
September 30, 1994            7.750          4.250
December 31, 1994             4.125          3.000
March 31, 1995                2.500          1.125
June 30, 1995                 3.750          0.875
September 29, 1995            3.124          2.750


On October 4, 1996, the average of the high bid and low ask quotation for the Company's common shares as quoted on the NASDAQ Bulletin Board was $1.08.

The approximate number of holders of common stock of record on October 4, 1996, was approximately 350.

Since its inception, the Company has not paid any dividends on its common shares. The Company does not anticipate that dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.



                           For the Ten        From Inception     From Inception
                          Months Ended           on 2/17/94         on 2/17/94
                               9/30/95          to 11/30/94         to 9/30/95
                         -------------       -------------       --------------

Results of Operations:

Revenues               $         0            $       0          $       0
Net Income (loss)      $  (750,939)           $(211,795)         $(962,735)
Net income (loss) per
   common share        $      (.12)           $    (.07)         $    (.15)
Balance Sheet Data:
   Total Assets        $ 4,056,698            $ 366,620          $4,056,698

Working Capital
   (deficit)           $ (665,274)            $  25,754          $ (665,274)

Long-Term debt         $       -0-            $  59,000          $        0

Stockholders' equity   $3,235,376             $ 276,321          $3,235,376


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

GENERAL

Pursuant to the Reorganization discussed above in Item 1 of this Report, the accompanying consolidated financial statements include those of Celebration Mining Company and Royal Silver
Mines, Inc., which was known as Consolidated Royal Mines,
Inc. before the Reorganization. All significant intercompany accounts and transactions have been eliminated. The accounting of financial statements following the Reorganization also
required a change in fiscal year-end date, namely, from November 30
(Celebration's) to September 30 (Royal's).   The financial state-
ments account for the Reorganization using the purchase method of accounting. (See Note 1 to the financial statements.) Celebration is treated as the acquiring company for financial reporting purposes because its shareholders constitute greater than 50 percent of the combined shareholder group.  In
conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as
the predecessor entity.   Consequently, Celebration's assets
and liabilities were not adjusted in the accompanying financial statements. The financial statements for the period from the inception of Celebration on February 17, 1994 to November 30, 1994 ('Fiscal 1994') do not include the balance sheet data or results of operations of Consolidated Royal
Mines, Inc.

There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. From inception of the Company to September 30, 1995, the Company has an accumulated deficit of $962,735. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geo-physicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for minerali-zation produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

As of September 30, 1995, $3,869,515 of the Company's total assets of $4,056,698 are investments in mineral properties for which additional exploration is required to substantiate or determine whether they contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of this matter cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no revenues. At September 30, 1995, the Company's accumulated deficit was $962,735. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition
and ability.   Regarding its losses from operations, the
Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital.
At September 30, 1995, the Company had negative working capital of approximately $665,270. The following factors explain the principal increases and decreases in working capital during Fiscal 1995.

The deficit in working capital was primarily due to a change in the recording of approximately $670,920 of long term debt to an accounting as current notes payable. The debt obligations consisted of promissory notes and convertible debentures issued by Celebration prior to and unrelated to the Reorganization. However, it should be noted that subsequent to the end of Fiscal 1995, the Company retired approximately $570,920 of debt principal, plus interest, by issuing approximately 506,000 shares of common stock to the noteholders. On the other hand, the Company's cash balance increased significantly from November 30, 1994 to September 30, 1995, largely as a result of funds received from the private placement of stock. However, during Fiscal 1995, the Company accrued significantly more in expenses, many of which were a result of the changes brought about by the Reorganization and the subsequent activity acquiring mineral properties. In addition, during Fiscal 1994, the Company had prepaid approximately $26,980 in expenses, mostly general and administrative expenses. In contrast, during Fiscal 1995, the majority of those expenses became due and the Company only had approximately $4,350 of prepaid expenses. Also, during Fiscal 1995, Centurion made net total advances to the Company of $38,086. The net result was a balance of approximately $300,000 owed by Royal to Centurion, which Royal repaid prior to the end of Fiscal 1995 by issuing 200,000 shares of its common stock to Centurion at the then prevailing market price of $1.50 per share. At September 30, 1995, the Company owed only $289 to Centurion.

The Company has estimated that it will need capital resources of approximately $25,000 to 30,000 per month to meet its estimated expenditures for the ensuing twelve months. The Board of Directors has instructed management to consult with experienced financial and investment advisory firms to formulate arrangements for such capital fund raising.
Currently, the Company is pursuing various alternatives, including, if necessary, the private placement of common stock.

The Board of Directors reasonably believes that the Company is able to engage in nearly any size operation or scope of mining activity depending on the circumstances and merits of each proposed operation or mining activity. Accordingly, the Board has not limited the size of operation or scope of project which it believes is reasonable for management to consider in achieving the Company's business plan.
Therefore, management has been authorized to consider and review all reasonable proposals and, upon satisfactory assessment, to then make a specific determination as to an estimated range of funding amounts that each such proposal reasonably might require.

Inasmuch as the eventual project, operation or mining activity could be of any size and scope, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from joint venture participant contributions with the remainder provided by funds generated from such joint venture and other lease or royalty arrangements.

The Company consistently has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities which provide its personnel, office space, and equipment needs. The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental bodies.

Results of Operations

Fiscal 1995 as Compared to Fiscal 1994

General and administrative expenses and compensation to officers and directors increased from $209,285 during Fiscal 1994 to $482,979 during Fiscal 1995. The increase is principally due to an increase in the amount of stock issued to officers, directors, and a consultant as compensation for services and bonus. As a result, from Fiscal 1994 to Fiscal 1995, the net loss increased from $(211,795) to $(750,939) and the net loss per share increased from $(.07) to $(.03), respectively.

It is uncertain and the Company is unable to fully determine the impact of the Company's current lack of operating capital. Hence, other than as described herein, in particular with respect to the option to purchase the Bunker Hill Mine, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures during Fiscal 1996 for which it does not have a reasonably available source or basis for making payment. For additional information regarding the Company's present commitments and plans for which it does have reasonably definable and available payment sources, for example the option to purchase the Bunker Hill Mine, please refer to the "Properties" discussion under Item 2 above, at Section G, entitled "Option to Purchase The Bunker Hill Mine".

It is uncertain what the scope or impact will be of the decision to restrict capital expenditures. On the one hand, if the Company were to continue such restriction, the likely effect might be adverse to the preservation of its assets and capital base, thereby narrowing the scope of plans for future operations and constricting liquidity. On the other hand, if the Company were to discontinue such restriction without an increase in sustained cash flow, the likely effect of that might be an increase in accumulated deficits which could be adverse to the Company's financial condition with respect to liabilities and stockholders' equity. Therefore, the Company's plan for the next twelve months is to closely monitor its capital expenditures while it pursues a joint venture participant or other sources of capital for financing operations.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and the Report of
Independent Public Accountants are filed as part of this report on pages F-1 through F-19.

                           C O N T E N T S

Independent Auditors' Reports  . . . . . . . . . . . . .F-3

Consolidated Balance Sheets . . . . . . . . . . . . . . F-5

Consolidated Statements of Operations . . . . . . . . . F-7

Consolidated Statements of Stockholders' Equity . . . . F-8

Consolidated Statements of Cash Flows . . . . . . . . . F-10

Notes to the Consolidated Statements . . . . . . . . . .F-12


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

A.  Changes or Disagreements with Principal Accountant.

There have been no disagreements with the Company's independent public accountants.

B.  Change in Principal Accountant.

As a result of the Reorganization, the Company changed its engagement of principal independent accountant to audit its financial statements. The former principal accountant, Hein
& Associates LLP, was engaged by the predecessor company, Celebration. Following the Reorganization, the CPA firm of Jones, Jensen & Company, the auditor for Royal, assumed the relationship of principal independent accountant for the reorganized Company. This decision was not based on any disagreement between or among Celebration, Royal, or Hein & Associates, nor was it based on any information that would have led Hein & Associates to resign or decline to stand for re-election.

Hein & Associates' report on the financial statements from inception of Celebration on February 17, 1994 to the end of Celebration's fiscal year on November 30, 1994, did not contain an adverse opinion or a disclaimer of opinion, nor was its report qualified as to uncertainty, audit scope, or accounting principles. That report contained an explanatory paragraph regarding Celebration's ability to continue as a going concern. During the period described above and up through August 8, 1995, for the period preceding such dismissal:

(1) The Company had no disagreements with Hein & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure;

(2) Hein & Associates did not advise the Company that the internal controls necessary for the Company to develop financial statements do not exist;

(3) Hein & Associates did not advise the Company of any information leading Hein & Associates to be unable to rely on management's representations, or unwilling to be associated with the financial statements prepared by management;

(4) Hein & Associates did not advise the Company of any need to significantly expand the scope of its audit, or of any information that may or would (i) materially affect the fairness or reliability of, or prevent it from rendering an unqualified opinion regarding, its audit report or any of the underlying financial statements, or (ii) cause Hein & Associates to be unwilling to rely on management's representations or be associated with the Company's financial statements; and

(5) Hein & Associates did not, as a result of its dismissal, expand its audit or conduct any investigation of information that came to its attention of the type referred to above in subparagraph (4), or have any issues that were unresolved to its satisfaction prior to dismissal.

The Company has provided Hein & Associates with a copy of the above disclosures in a timely manner and requested and received from Hein & Associates a letter addressed to the Commission stating Hein & Associates' agreements with these disclosures. A copy of such letter is attached to this registration statement and filed as Exhibit 16.2.

C.  Designation of New Accountant.

The Company has designated the continuing services of the accounting firm of Jones, Jensen & Company to serve as principal independent accountant for the Company effective August 8, 1995. During the period of Hein & Associates' engagement as principal independent accountant and up to August 8, 1995, prior to designating Jones, Jensen & Company as principal accountant:

(1) Neither the Company nor any person or entity acting on its behalf has consulted Jones, Jensen & Company regarding the application of accounting principles to any specified trans-action, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter characterized as a 'disagreement' or 'reportable event' (as defined by Regulation S-K, Item 304(a)(1)(iv) and (v)); and

(2) Jones, Jensen & Company did not provide the Company with either a written report or oral advice containing any conclusions by Jones, Jensen & Company of any important factors considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issues.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

On March 31, 1995, the Company restructured its Board of
Directors and management. The Board formally named Howard Crosby as President, Hal Cameron as Vice President, LaRoy Orr as
Treasurer and Carlos M. Chavez as Secretary.   On August 8, 1995,
in accordance with the terms of the Reorganization with Celebration, the Board appointed Robert E. Jorgensen as Director and Executive Vice President; Ronald Kitching and James W. Prier as Directors; and Jerry Stacey as Vice President of Operations.
On August 31, 1995, upon receiving the resignation of Mr. Orr, the Board appointed Mr. Jorgensen to the position of Treasurer.
In September 1996, the Board appointed John Ryan to the position of Vice President, Corporate Development.

Information Regarding Directors and Executive Officers. The following table sets forth the name, age, position, and length of service for each of Royal's present directors and executive officers:


Name                Age       Position(s) Held                   Director Since
-----------------   ----      -------------------------------    --------------
Howard M. Crosby    43         President and Director            February 1994
E. Hal Cameron      77         Vice President and Director          April 1969
Spenst Hansen       62      Director                          November 1991
Carlos M. Chavez    43      Corporate Secretary and Director     March 1995
Robert E. Jorgensen 42      Executive Vice President,
                              Treasurer and Director            August 1995
Jerry Stacey        51      Vice President, Operations          August 1995
John Ryan           34      Vice President, Corp. Dev.       September 1996
Ronald Kitching     65      Director                            August 1995
James W. Prier      48      Director                            August 1995


The authorized number of directors of the Company is presently fixed at ten. Each director serves for a term of one year that expires at the following annual shareholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Set forth below is certain biographical information regarding each director and executive officer of the Company:

HOWARD M. CROSBY received a B.A. degree from the University of Idaho in 1974. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May of 1993, Mr. Crosby entered into a business consulting relationship with Centurion Mines Corporation, and currently serves as president and director of Mammoth Mining Company and Gold Chain Mining Company, both Centurion subsidiaries. In July, 1992, Mr. Crosby filed a Chapter 13 petition for bankruptcy. The reorganization plan was approved in October, 1992.

HAL CAMERON founded the Company in 1969, has held the position of President and Director, and was engaged, virtually full-time, in the business affairs of the Company from May 1983 up through November 1991. Mr. Cameron is a graduate of West High School in Salt Lake City, Utah, and has been involved in the natural resource field since 1953, including the active management of publicly-held natural resource exploration and development companies. In 1953, Mr. Cameron was one of the founders of Federal Uranium Corp., now a publicly-held Nevada corporation known as Federal Resources Corporation, and served as an independent consultant to Federal Resources from 1955 to 1960.
He was also one of the founders and a director of Cherokee Utah Uranium, a publicly-held Utah corporation, in 1954, and served as a consultant until 1960 to its successor, Beaver Mesa Uranium. From 1964 until 1974, Mr. Cameron was the vice-president and a licensed commercial real estate salesman for Meeks-Wirthlin Real Estate Company in Salt Lake City, Utah. From 1974 to the present, Mr. Cameron has been engaged in commercial real estate acquisitions, sales, and development for himself. Mr. Cameron was president of Cameo Minerals, Inc., a publicly-held Utah corporation, from its inception in 1969 until its merger in 1981 with Hendon Exploration, Inc., a Texas oil and gas company.

SPENST HANSEN was awarded a Ph.D. degree in geology from the University of Missouri, Columbia, Missouri; a Masters degree in mining engineering from the Missouri School of Mines, Rolla, Missouri; and a Bachelor of Science degree in geological engineering from the University of Utah, Salt Lake City, Utah. Dr. Hansen is a registered professional geologist in California (#2067) and Idaho (#38). Dr. Hansen has been principally employed by Centurion Mines Corporation since November, 1984, where he is currently President, Chief
Executive Officer, a Director, and Chairman of the Board of Directors. Dr. Hansen has worked on mining projects in the western United States for more than 20 years. From 1982 to 1989, he also conducted an independent geophysical and geologic contracting business as a sole proprietorship under the name
Axis Geophysics Company. Dr. Hansen still retains ownership of this company.

CARLOS M. CHAVEZ has been principally employed as Centurion's in-house legal counsel since March 1994. Mr. Chavez received his J.D. in 1980 from Stanford Law School, Palo Alto, California, and has been admitted to the Utah State Bar and the Bar of the District of Columbia. From 1991 to his employment with Centurion, Mr. Chavez was employed with Suitter, Axland & Hanson and Jay Gurmankin, Esq., P.C., law firms in Salt Lake City, Utah. During 1989 and 1990, Mr. Chavez taught full-time as a Visiting Assistant Professor of Law on the faculty of the Whittier
College School of Law, Los Angeles, California. Prior to that position, Mr. Chavez taught and supervised the academic support program as Adjunct Professor of Law on the faculty of the University of Utah College of Law, and also served in the dual capacity as assistant attorney general for Higher Education and as associate legal counsel for the University of Utah. Mr. Chavez also serves as a director of Dotson Exploration Company.

ROBERT E. JORGENSEN received a degree in Business Administration from the University of Idaho. He has served as vice-president, secretary and director of Celebration Mining Company since its inception. In May 1992, Mr. Jorgensen retired from the brokerage business and has since been a private investor. From 1987 to 1991, Mr. Jorgensen was an investment broker and owner of RCL Northwest, Inc., a regional investment firm. He was a broker with Cohig & Associates, Inc., from January 1992 to May 1992. Mr. Jorgensen filed for protection under Chapter 7 of the Bankruptcy Code in August 1992.

JERRY STACEY is a professional mining engineer with over 20 years experience in open pit and underground mining. He earned a B.S. Degree in Mining Engineering from Montana Tech in 1974 while working in Butte, Montana mines. Between 1974 and 1981, Mr. Stacey worked in senior supervisory positions as a Shift Foreman for the Anaconda Company; as mine superintendent for Day Mines at the Sherman Mine, mining 1,000 tons per day of silver ore; as mine manager for Choctaw Mining supervising the construction and operation of a tungsten mine and mill complex; as mine manager for Mountain Mineral's barite mines in British Columbia; and as a mine manager at the Goodnews Bay platinum placer operation. In 1981, Mr. Stacey formed General Mine Services Corp., a mine consulting and contracting firm for junior mining and exploration companies, where he continued as CEO until 1994, when he joined with Celebration and has continued full time as Vice President of Operations with Royal. His current responsibilities focus on the engineering, design, installation, and operation of complete mine and metallurgical plants involving base and precious metals and industrial minerals.

JOHN RYAN, a professional mining engineer, was recently appointed to the position of Vice President of Corporate Development for the Company. Up through his appointment, Mr. Ryan has served most recently as a consultant in mine engineering services, and will continue in these activities during his tenure as Vice President of Corporate Development, as well as engage in other matters in accordance with the direction and assignment of the Board of Directors. In addition to his professional degree in Mining Engineering, which he received from the University of Idaho, Mr. Ryan also holds a juris doctorate (J.D.) law degree from the Boston College School of Law.

RONALD KITCHING resides in Australia. Prior to his retirement five years ago, Mr. Kitching was involved in he mining industry from over 35 years holding various positions, including serving as president of Overland Drilling Company, an Australian exploration drilling company, and as co-founder of Glindeman-Kitching Enterprises, an exploration drilling company. He has served as a director for Celebration Mining Company since May 1994.

JAMES W. PRIER has been active in the Canadian resource industry for the past 14 years as a principal and through his consulting firm, James Prier & Associates, Ltd. From 1986 to 1990, Mr. Prier was associated with Energex Minerals, Ltd., a natural resource company listed on the Toronto Stock Exchange, serving as vice-president of corporate development from 1987 to 1990. While with Energex, Mr. Prior participated in the development, evaluation and sale of an open-pit gold deposit in northern British Columbia and the subsequent acquisition of a Houston-based oil and gas company. Mr. Prier was a founding director of Minerex Resources Ltd., a gold producer listed on the Toronto Stock Exchange. He served as vice-president of corporate development for Black Swan Gold Mines Ltd., a Toronto Stock Exchange listed resource company, from 1991 to 1993. He is a principal and director of Argosy Mining Corp., a Vancouver-based resource company engaged in a US $8.5 million diamond exploration joint venture in Zimbabwe and Tanzania. Mr. Prier is a director and corporate secretary of Urandel Minerals Corporation, listed on the Vancouver Stock Exchange. Prior to 1979, Mr. Prier was a financial analyst for a private Ontario investment group.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulation s promulgated by the Commission to implement the provisions of
Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 1994, and September 29, 1995, or with respect to transactions which occurred between October 1, 1993, and September 30, 1994, and should have been reported in Fiscal 1994 but were not, or were untimely reported and that untimeliness was not disclosed in the Form 10-K for Fiscal 1994, and on representations that no other transactions were required to be reported and no other Forms were required to be filed, the Company has determined that the pertinent officers, directors, and principal shareholders have complied with all applicable
Section 16(a) requirements, except as follows:

Howard Crosby, President, CEO and a Director of the Company, filed Form 5 for Fiscal 1995 on December 22, 1995. That form should have been filed by November 14, 1995. The Form 5 reported two September 1995 transactions.

Robert E. Jorgensen, Executive Vice President, Treasurer and a Director of the Company, filed Form 3 on December 22, 1995. That Form 3 should have been filed by August 18, 1995. A Form 5 for Fiscal 1995 was filed on December 22, 1995. That Form 5 should have been filed by November 14, 1995. The Form 5 reported two September 1995 transactions.

Jerry Stacey, a Vice President and a Director of the Company, filed Form 3 on December 22, 1995. The Form 3 should have been filed by August 18, 1995.

Carlos M. Chavez, Secretary and a Director of the Company, filed
Form 5 for Fiscal 1995 on December 22, 1995. That form and the two exempt transactions it reported should have been filed and disclosed by November 14, 1995.

Spenst Hansen, a Director of the Company, should have filed a Form 5 for Fiscal 1995 by November 14, 1995. Registrant believes that the Form 5 has not been filed, but is unaware of any other Form 4 or Form 5 transactions that should be reported on that Form 5 or that otherwise have not been filed.

Ronald Kitching, a Director of the Company, should have filed a Form 3 for Fiscal 1995 by November 14, 1995. Registrant believes the that Form 3 has not been filed, but is unaware of any Form 4 or Form 5 transactions that have not been filed.

James W. Prier, a Director of the Company, filed Form 3 on
December 22, 1995.  That form should have been filed by August
18, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation. The following table sets forth the compensation paid by Royal during each of the last three fiscal years to its Chief Executive Officer, and to the other four most highly compensated officers and executive officers, but only if the total annual salary and bonus of any such executive officer exceeded $100,000 for Fiscal 1995 (the 'Named Executive Officers'). This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                                  SUMMARY COMPENSATION TABLE

                                                      Long  Term  Compensation
                Annual  Compensation               Awards            Payouts
(a)     (b)    (c)     (d)      (e)     (f)      (g)      (h)    (i)
Name                                             Secur
and                                    Restric   ities
Prin-                           Other  ted       Under    LTIP   All
cipal                           Annual Stock     lying    Pay    Other
Posi-                           Compen Award (1) Options/ Outs   Compen
tion   Year  Salary     Bonus   sation  ($)      SAR's(#) ($)    sation
-----  ----  ------     -----  ------- --------- -------- ------ -------
CEO
-----
Howard 1995  $48,000    $0     $0      $----      0       $0     $0
Crosby 1994  $16,000(2) $0     $0      $40,000    0       $0     $0
       1993  $0         $0     $0      $0         0       $0     $0

Named
Execu-
tive
Officers
------
None   n/a   n/a        n/a     n/a     n/a        n/a     n/a    n/a


(1)  The above shares were issued for Directors fees, for service to Royal.
     No awards were made for service to Celebration.
(2) This represents salary received as an officer of Celebration, $4,000 per month, beginning with June 1994.


Other than the Company's Stock Option and Award Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants Table.     Information concerning individual
grants of stock options, whether or not in tandem with stock appreciation rights ('SARs'), and freestanding SARs made during Fiscal 1995 to the CEO and each of the Named
Executive Officers, if any, is reflected in the table below.


                               OPTION/SAR GRANTS IN FISCAL 1995

                                                 Potential Realizable    Alterna-
                                                 Value at Assumed An-     tive to
                                                  nual Rates of Stock     (f) and
                                                   Price Appreciation   (g) Grant
               Individual Grants                      for Option Term  Date Value
-------------------------------------------------    ----------------   ---------
(a)      (b)        (c)            (d)      (e)      (f)       (g)      (h)
      Number of     Percent of
      Securities    Total Options/                                      Grant
      Underlying    SARs Granted   Exercise  Expira-                    Date
      Options/SARs  to Employees   or Base   tion                       Present
Name  Granted (#)   in Fiscal Year Price     Date    5%($)     10%($)   Value $
----  ------------  -------------  --------  ------  ------    ------   -------
CEO
----
Howard
Crosby  0            0              N/A       ---    N/A        N/A      N/A

Named
Execu-
tive
Officers
------
None     n/a         n/a            n/a       n/a    n/a        n/a      n/a


Aggregated Option/SAR Exercises and Fiscal 1995 Year-End Option/SAR Value Table. The following table sets forth certain information with respect to each exercise, if any, of stock options and SARs during Fiscal 1995 by the CEO and each of the Named Executive Officers, if any, and the Fiscal 1995 year-end value of unexercised options and SARs. The dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the underlying stock and the exercise price or base price of the options at exercise or Fiscal 1995 year-end, respectively. The stock's fair market value on September 30, 1995 was $2.50 per share. There are no outstanding option awards to management. Even if there were, it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance and value of the Common Stock and overall stock market conditions. There can be no assurance that projected gains and values would be realized.


                        AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995
                         AND OPTION/SAR VALUES AT SEPTEMBER 30, 1995

(a)            (b)             (c)               (d)               (e)
                                             Number of          Value of
                                             Securities         Unexercised
                                             Underlying         In-the-Money
                                             Unexercised        Options/SARs
                                             Options/SARs       at FY-End($)
                                             at FY-End (#)
                              Dollar
           Shares Acquired    Value          Exercisable/       Exercisable/
Name       on Exercise (#)    Realized($)    Unexercisable      Unexercisable
----       ---------------    -----------    -------------      -------------
CEO
----
Howard
Crosby      0                  $0            0/0                 0/0

Execu-
tive
Officers
---------
None         n/a                n/a           n/a                 n/a


Long-Term Incentive Plan Awards.     The Company does not have
any formalized long-term incentive plan, (excluding restricted stock, stock option and SAR plans) that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors.     Directors receive for their
services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 2,500 shares per quarter of completed service. During Fiscal 1995, 42,500 shares were awarded to directors as compensation. The Board has not implemented a plan to award options, authorized under the Company's Stock Option and Award Plan and none have been granted. There are no contractual arrangements with any member of the Board of Directors, other than the employment and salary arrangements for compensating two of its members for their service as executive officers: Howard Crosby as President and CEO, and Robert Jorgensen as Executive Vice President and Treasurer.

Compensation Committee Interlocks and Insider Participation.
There are no compensation committee interlocks.   With respect
to insider participation, Howard Crosby, Hal Cameron and Carlos Chavez (fourth quarter only), participated in deliberations of the Company's Board of Directors during Fiscal 1995, concerning executive officer compensation.

Board of Directors Report on Executive Compensation. The following is a summary of the Board of Directors Report:

It is the Board's responsibility to review and set compensation levels of the executive officers of the Company, evaluate the performance of management and consider management appointments and related matters. All decisions are decisions of the full Board. The Board considers the performance of the Company and how compensation paid by the Company compares to compensation generally in the mining industry and among similar companies. In establishing executive compensation, the Board bases its decisions, in part, on achievement and performance regarding broad-based objectives and targets relating to the continued acquisition of favorable silver properties and the progress of exploration and development of such properties, as well as the Company's financial performance.

For Fiscal 1995, including the Reorganization with Celebration and its compensation history and policies, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

As consequence of the Reorganization with Celebration, the Company continued the payment of salaries paid by Celebration to its officers. The President and CEO, Howard Crosby, receives $48,000 yearly, the Executive Vice President and Treasurer, Robert Jorgensen, receives $60,000 yearly, and the Vice President of Operations, Jerry Stacey, receives $70,000 yearly. These amounts were approved by the Board in recognition of the work and efforts committed to completing the Reorganization and in completing the acquisition of a large number of silver mining properties prior to the end of Fiscal 1995. Further, the Board recognized the significant role of these three individuals in managing the Company's principal office in Spokane, Washington and in raising funds for the Company's exploration and development activities. Finally, the Board of Directors took into account the reasonableness of these salaries in comparison with Executive salaries within the mining region. On the basis of the above factors, the Board determined that these salaries were proper and fitting. No other officers received a salary during Fiscal 1995.

With respect to stock awards during Fiscal 1995, the Board of Directors did not change the amount of shares, 2,500 per quarter, which each director is entitled to receive as partial compensation for service to the Company.

The Board believes that executive compensation during Fiscal
1995 substantially reflects the Company's compensation policy.

Performance Graph.     The Company is not presently able to provide a
line graph covering five consecutive years that compares (1) the yearly percentage change in the Company's cumulative total shareholder return on its Common Stock with (2) the cumulative total return of a broad equity market index and (3) the cumulative total return of an industry index, peer line-of-business index, or a group of similarly capitalized issuer companies. The Company has made every reasonable effort to compile or locate commercially available and reliable data of its historical stock price for the period required by the SEC, or to compile such data for a lesser period of sufficient range in time from which the Company could be able to prepare a meaningful performance graph. However, the Company has been unable to obtain this information or prepare such a performance graph. Nevertheless, the Company continues its search for such data.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth as of October 4, 1996, the beneficial ownership of Common Stock with respect to: (1) All persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of Common Stock
(the 'Principal Shareholders'); (2) Each director and director nominee of the Company; (3) Each Named Executive Officer (as that term is defined in the section entitled 'Executive Compensa-tion', below) who is listed in the 'Summary Compensation
Table', below, and (4) All directors and executive officers as a group. At October 4, 1996, the number of shares of common stock of the Company issued and outstanding was 10,646,482.



Common Stock Beneficially Owned
        No. of Shares         Percent of Class
1.  Name and Address of
        Principal Shareholders
Centurion Mines Corporation              1,537,267                  14%
  331 South Rio Grande
  Suite 201
  Salt Lake City, UT 84101

Howard Crosby                              531,000(1)               5.0%
  105 N. First, Ste. 232
  Sandpoint, ID 83864

James Kontes                               635,000(2)                8%
  P.O. Box 112
  Firth, ID 83236

Thomas Miller                              600,000(3)              7.6%
  2508 Zinfadel Dr.
  Rancho Cordova, CA 95670

Robert E. Jorgensen                        552,500(4)               5.2%
  W. 2719 Strong Rd.
  Spokane, WA 99208


2.  Directors

Howard Crosby                              531,000               5.0%
Robert E. Jorgensen                        552,500               5.2%
Ronald Kitching                            150,000               1.9%
Hal Cameron                                 45,528                 *
Spenst Hansen                               42,500                 *
Jerry Stacey                                 9,500                 *
Carlos M. Chavez                            10,000                 *
John Ryan                                       *                  *

3.  Named Executive Officers (Excluding
        Any Director Named Above)

NONE                                           N/A               N/A

4.  All Directors and Executive Officers
        as a Group (8 Persons)           1,341,028              12.1%


All shares are owned beneficially and of record, unless otherwise noted. Percentage ownership of less than 1% is marked with an asterisk (*).

(1) Mr. Crosby is a director, executive officer and 50% shareholder of Extol International Corp., a privately-held Washington corporation. As a 50% shareholder, Mr. Crosby holds indirect beneficial ownership of one-half of the restricted shares retained by Extol following the closing of the share exchange with Celebration. Also, the Board approved the release of a previously authorized grant of 200,000 restricted shares to Crosby Enterprises, Inc. for its work in putting together for the Company no fewer than five major business proposals, culminating in the reorganization with Celebration.
Mr. Crosby holds indirect beneficial ownership of those restricted shares as a director, executive officer and majority shareholder of Crosby Enterprises, a private, closely-held Washington corporation. Mr. Crosby holds all remaining shares in his name, 15,000 shares of which he received in Fiscal 1995 as partial compensation for his service as a director and executive officer of the Company during Fiscal
1995.

(2) Mr. Kontes owns 35,000 issued and outstanding shares, but received options to purchase 600,000 restricted shares in exchange for the options he had held in Celebration. None of these options have been exercised, but are exercisable within 60 days. For purposes of reporting beneficial ownership in this Item 12 only, the securities underlying
Mr. Kontes' options are deemed outstanding and have been added to the 6,371,513 actual shares outstanding to compute the percentage owned.

(3) Mr. Miller does not own any of the actual shares that are outstanding, but received options to purchase 600,000 restricted shares in exchange for the options he had held in Celebration. None of these options have been exercised, but are exercisable within 60 days. For purposes of reporting beneficial ownership in this Item 12 only, the securities underlying Mr. Miller's options are deemed outstanding and have been added to the 6,371,513 actual shares outstanding to compute the percentage owned.

(4) The Company notes that in addition to the awards of shares for his service as a director and officer of the Company, Mr.
Jorgensen initially received 550,000 restricted shares as part of the share exchange with Celebration.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and Transactions Pertaining to Royal and Celebration. Certain of the directors and/or officers of the Company also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. Any decision made by such directors and officers involving the Company, as the case may be, will be made in accordance with their duties and obligation to deal fairly and in good faith with the Company and such other companies. In addition, such directors and officers are required to declare and refrain from voting on any matter in which such directors and officers may have a conflict of interest. In this respect, Howard Crosby, who was the President of Celebration and of Royal at the time of the Reorganization, refrained from voting on any matter related to the Reorganization or any other matter pertaining to both companies.

The Company has engaged in transactions with its officers, directors and principal shareholders, including the issuance of the initial shares of the Company. Such transactions may be considered as not having occurred at arm's length. The Company may be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties, as well as business opportunities which may arise. In this regard, the directors of the Company are involved in other companies and may have conflicts of interest in allocating time between the Company and other entities to which they are affiliated.

Relationships and Transactions Pertaining to Royal. From time to time, at the Company's request, Centurion may, at its discretion, provide funds to the Company or pay certain expenses directly. The Company is current in its payments to Centurion and management intends to continue the immediate repayment to Centurion as expenses are incurred.

During 1993, the Company carried over the previous balance of $240,891 owed by Centurion, and loaned Centurion $282,200 with $19,219 of interest, resulting in cumulative total advances made by Royal to Centurion of $542,310. Also during 1993, Centurion paid $70,020 of Royal expenses, paid Royal land costs of $127,405, and conveyed properties to Royal with an historical cost of $339,830, resulting in total advances made by Centurion to Royal of $537,255. Thus, for 1993 transactions between Royal and Centurion, including the balance carried over from 1992 transactions, the net cumulative result was a balance of $5,055 owed by Centurion to Royal.

During Fiscal 1994, Royal carried over the previous balance owed by Centurion of $5,055 and loaned Centurion $8,075, resulting in cumulative total advances made by Royal to Centurion of $13,130. Also during Fiscal 1994, Centurion accrued $54,335 of Royal taxes, loaned $83,700 to Royal, and paid $140,932 of Royal expenses (including certain land costs of Royal), resulting in total advances made by Centurion to Royal of $278,967. Centurion repaid these and previous amounts by paying certain of the Company's expenses and by transferring to the Company $467,236 of mineral properties. Thus, for Fiscal 1994 transactions between Royal and Centurion, including balance carryovers, the net cumulative result was a balance of $265,838 owed by Royal to Centurion.

During Fiscal 1995, Centurion made net total advances to the Company of $38,086. The net result was a balance of approximately $300,000 owed by Royal to Centurion, which Royal repaid prior to the end of Fiscal 1995 by issuing 200,000 shares of its common stock to Centurion at the then prevailing market price of $1.50 per share. At September 30, 1995, the Company owed only $289 to Centurion.

Relationships and Transactions Pertaining to Celebration.
In May 1994, Celebration issued, pursuant to Board resolution, an aggregate of 1,000,000 shares of common stock to Extol International Corporation, an affiliate of Howard M. Crosby, an officer and director of the Company, and 500,000 shares of Common Stock to Robert Jorgensen, an officer and director of the Company, in exchange for a transfer of the rights under an option on the Montana Property. Mr. Crosby and Mr. Jorgensen are considered founders of the Company. The Company has not received a fairness opinion or other valuation of the rights transferred in exchange for the shares issued to Mr. Jorgensen and Extol International Corporation. The cost basis of the rights under the Montana Property was estimated to be $4,000. The perceived value of the shares issued was determined as of the time of transfer by Mr. Crosby and Mr. Jorgensen as sole officers and directors of the Company.
The determination was not based on arms length negotiations.
In June 1994, the Company repaid to Crosby Enterprises, Inc., an affiliate of Howard M. Crosby, $20,000 for funds advanced on the Montana Property prior to the transfer of the rights under the option to the Company.

In August 1994, Celebration issued 100,000 shares of Common Stock to Ronald Kitching, a director, as compensation for his services as a director. Mr. Crosby and Mr. Jorgensen also received compensation from the Company as executive officers.

In August 1994, Thomas Miller, a director of Celebration up to August 8, 1995, received options to purchase up to 400,000 shares as compensation for his consulting services in field exploration management through August 1995. Mr. Miller was also an officer, director and principal shareholder of United Silver Mines, Inc., the Company's Joint Venture Partner on the Vipont Property and its subsidiary, Bannock Silver Mining Company.


                            PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

A.   Index to Supplemental Schedules and Exhibits.

 1.  Supplemental Schedule No. I --

     Weighted Average Shares, For the Ten Months Ended September 30, 1995

                                               Days               Weighted
      Date Issued          Shares       Outstanding         Average Shares
    -------------       ---------       -----------         --------------
    Feb. 17, 1994       3,450,000            304.00              3,450,000
    Jan. 17, 1995         416,250            256.00                350,526
    Mar. 21, 1995         262,500            193.00                166,653
    Mar. 25, 1995          15,000            189.00                  9,326
     Aug. 8, 1995       2,434,563             53.00                424,447
    Sep. 13, 1995         166,000             17.00                  9,283
    Sep. 29, 1995         800,000              1.00                  2,632
    Sep. 29, 1995          12,750              1.00                     42
    Sep. 29, 1995         200,000              1.00                    658

      TOTAL SHARES:     7,757,063              WEIGHTED AVERAGE: 4,413,566
                        =========                                =========

 2.  Supplemental Schedule No. II --

     Weighted Average Shares, For the Period From Inception on
     February 17, 1994, Through November 30, 1994

                                            Days                 Weighted
       Date Issued        Shares     Outstanding           Average Shares
     -------------     ---------     -----------           --------------
     Feb. 17, 1994             0          286.00                        0
       May 1, 1994     2,250,000          213.00                1,675,699
     Jul. 16, 1994     1,050,000          137.00                  502,972
     Aug. 20, 1994       150,000          102.00                   53,497

       TOTAL SHARES:   3,450,000             WEIGHTED AVERAGE:  2,232,168
                       =========                                =========

 2.  Supplemental Schedule No. III --

     Weighted Average Shares, For the Period From Inception on
     February 17, 1994 Through September 30, 1995

                                                Days               Weighted
       Date Issued          Shares       Outstanding         Average Shares
     -------------       ---------       -----------         --------------
     Feb. 17, 1994              0            590.00                      0
       May 1, 1994      2,250,000            517.00              1,971,610
     Jul. 16, 1994      1,050,000            441.00                784,831
     Aug. 20, 1994        150,000            406.00                103,220
     Jan. 17, 1995        416,250            256.00                180,610
     Mar. 21, 1995        262,500            193.00                 85,869
     Mar. 25, 1995         15,000            189.00                  4,805
      Aug. 8, 1995      2,434,563             53.00                218,698
     Sep. 13, 1995        166,000             17.00                  4,783
     Sep. 29, 1995        800,000              1.00                  1,356
     Sep. 29, 1995         12,750              1.00                     22
     Sep. 29, 1995        200,000              1.00                    339

      TOTAL SHARES:     7,757,063           WEIGHTED AVERAGE:    3,356,143
                        =========                                =========

All other schedules have been omitted because they are not applicable or the required information is included in the financial statements, or notes thereto, or in the above schedules.

B.  Reports on Form 8-K

Royal filed one report on Form 8-K, dated August 8, 1995, during the last quarter of the period covered by this report.

C.  Index to Exhibits

The following documents are incorporated herein by reference to Royal's Registration Statement on Form 10, as filed with the Securities and Exchange Commission:


Exh.      Sec       Name Of
No.       No.       Document

3.1       3(i)      Articles of Incorporation

3.2       3(i)      Articles of Amendment

3.3       3(i)      Amendment to Articles of Incorporation
                     Limiting Director Liability

3.4       3(ii)     By-Laws

10.1      10        Sale of Mining Properties By Centurion
                     Mines Corporation to Royal Minerals,
                     Inc. - June 1992 through September 1993

10.2      10        Deed with Reservation of Mineral Royalty -
                     January 1992 to Kennecott

10.3      10        July 1992 Purchase and Sale Agreement of
                     16,880 acres to Kennecott

10.4      10        July 1992 Kennecott Option to Purchase 6,320 acres

10.5      10        Deed and Assignment with Reservation of
                     Mineral Royalty - August 1992
                     (16,880 acres) to Kennecott

10.6      10        Deed and Assignment with Reservation of
                     Mineral Royalty - December 1992 (6,320
                     acres) to Kennecott

16.1      16        Letter from Arthur Andersen LLP
                     Regarding Change in Certifying Accountant

The following documents are incorporated herein by reference to Royal's Current Report on Form 8-K, dated August 8, 1995, as filed with the Securities and Exchange Commission:

2.01      2         Agreement and Plan of Reorganization

3.05      3         Articles of Share Exchange ( Utah)

3.06      3         Articles of Share Exchange (Washington)

4.01      4         Subscription and Investment Agreement

4.02      4         Stock Purchase Option Certificate

19.01     19        Material Furnished to Celebration Security Holders

20.01     20        Letter from Royal to Share Exchange Security Holders

The following document was filed with the Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995, and is incorporated herein by reference:

16.21     6         Letter From Hein + Associates LLP
                     Regarding Change in Certifying Accountant


                    POWER OF ATTORNEY

The Registrant and each person whose signature appears below has designated and appointed Howard M. Crosby and Robert E. Jorgensen and each of them as its or his true attorneys-in-fact ('Attorneys-in-Fact') with full power to act alone and authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Form 10-K that may be necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and all rules, regulations and requirements pertaining thereto, which amendments may make such other changes in the Form 10-K as the aforesaid Attorneys-in-Fact executing the same deem appropriate.

-------------------------------------------------------------
                        SIGNATURES
-------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  October 4, 1996
                              ROYAL SILVER MINES, INC.

                              By:     /s/ Howard Crosby
                                   --------------------------------
                                   Howard Crosby, President
                                   Principal Executive Officer

                              By:    /s/ Robert E. Jorgensen
                                   --------------------------------
                                   Robert E. Jorgensen, Principal
                                   Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATED: October 4, 1996

ROYAL SILVER MINES, INC.

By:   /s/  Howard M. Crosby
    --------------------------------------
    Howard M. Crosby, Director and Chairman

By:   /s/  Robert E. Jorgensen
    --------------------------------------
    Robert E. Jorgensen, Director

By:   /s/  Robert E. Jorgensen
    --------------------------------------
    E. Hal Cameron, Director

By:   /s/  Robert E. Jorgensen
    --------------------------------------
    Spenst Hansen, Director

By:   /s/  Robert E. Jorgensen
    --------------------------------------
    Carlos M. Chavez, Director

By:   /s/  Robert E. Jorgensen
    --------------------------------------
    Ronald Kitching, Director

By:   /s/  Robert E. Jorgensen
    --------------------------------------
    James W. Prier, Director