Form 10-K
period 1996-09-30
ROYAL SILVER MINES INC
filed 1996-12-26
CIK 933157

NOTE:  For pagination set page as follows:
            WORD, 10pt Courier New, .5T , .5B, 1.0L, 1.0R or, 60 lines per page, 78 spaces per line
       Start page at "LINE 1"

LINE 1 =======================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM  10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ____________ to __________

                           Commission file number 0-25170

                              ROYAL SILVER MINES, INC.
               (Exact name of Registrant as specified in its charter)

               Utah                                  87-0306609
(State of Incorporation)                    (I.R.S. Employer Ident. No.)

Address of principal offices :  10220 N. Nevada, Suite 230
                                Spokane, Washington 99218

Registrant's Telephone No.:     (509)466-3144

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

                              YES  _X_         NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _X_

As of December 17, 1996 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($0.83) on such date was $5,010,525.

As of December 17, 1996, the Registrant had outstanding 10,649,854 shares of common stock ($.01 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears beginning on page 50.

==============================================================================

                              TABLE OF CONTENTS

                                                                       PAGE
ITEM NUMBER AND CAPTION                                                 NO.

                                  PART   I

ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 4.   Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . . . . . . 28

                                 PART   II

ITEM 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters . . . . . . . . . . . . . . . . . 29

ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 29

ITEM 7.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operation . . . . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 8.   Financial Statements and Supplementary Data  . . . . . . . . . 33

ITEM 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . . . . . . . . . 33

                                PART   III

ITEM 10.  Directors and Executive Officers of the
           Company   . . . . . . . . . . . . . . . . . . . . . . . . . . 35

ITEM 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . 39

ITEM 12.  Security Ownership of Certain Beneficial Owners
           and Management  . . . . . . . . . . . . . . . . . . . . . . . 43

ITEM 13.  Certain Relationships and Related Transaction  . . . . . . . . 44

                                PART   IV

ITEM 14.  Exhibits, Financial Statement Schedules,
           and Reports of Form 8-K   . . . . . . . . . . . . . . . . . . 46

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51

                                  PART I
ITEM 1.  BUSINESS

GENERAL (Please refer to the glossary at the end of Item 1 for definitions of certain mining terms used in this annual report.)

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

Prior to the Reorganization, Celebration was a non-public, closely held Washington corporation. It was formed in February 1994 to identify and acquire mineral properties for subsequent exploration and development, if warranted, through equity financing and joint venture arrangements. The Reorganization has been accounted for as a purchase by Celebration of Royal. Celebration was treated as the acquiring company for financial reporting purposes because its shareholders constituted greater than 50 percent of the combined shareholder group at the time of reorganization. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor entity. Consequently, Celebration's assets and liabilities were not adjusted in the accompanying financial statements. On the other hand, for purposes of reporting statutory and corporate authority, Royal is deemed to be the acquiring corporation, and Celebration is now a wholly-owned subsidiary of Royal. Prior to the Reorganization, Royal had been a majority-owned subsidiary of Centurion Mines Corporation ('Centurion'). Currently, however, Centurion holds an approximate 14 percent shareholder interest in Royal and is an affiliate and related party of the Company.

The Company operates its business as an exploration stage company, meaning that it intends to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own. There currently are several business arrangements, joint venture prospects, and potential property sales from which the Company expects to receive income. The Company has owned royalty interests in properties situated in Utah's Gold Belt. There has been and is no assurance that the Company will receive royalties from these properties; it received no royalty income during the fiscal year ended September 30, 1996 ("Fiscal 1996").

The Company currently has no revenues. At September 30, 1996, the Company's accumulated deficit was $3,057,817. Although it has recurring losses from operations, the Company has increased its operating capital and improved its
financial condition and ability.   Regarding its losses from operations, the
Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1996, the Company had a cash balance of $688,716 and working capital of $686,573, as compared to a cash balance of

$151,698 and a working capital deficit of $665,274 at September 30, 1995. Royal will need capital resources of approximately $40,000 per month to meet its estimated expenditures for the ensuing twelve months. The Board of Directors has instructed management to consult with experienced financial and investment advisory firms to formulate arrangements for such capital fund raising. Currently, the Company is pursuing various alternatives, including, if necessary, the private placement of stock.

During the twelve months ended September 30, 1996, the Company placed 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 406,050 shares of its common stock in lieu of outstanding debt. The stock was issued at $1.50 per share for a total value of $609,075. At the end of September, 1996, the Company reached an agreement with Centurion Mines Corporation, a related affiliate, for an option to purchase or assign up to 800,000 shares of Royal common stock, presently owned by Centurion Mines and representing approximately seven and one-half percent of currently outstanding shares, at an exercise price of $1.75 per share. The re-purchase option, which is assignable to third parties, expires October 1, 1998.

As discussed in greater detail below in the section entitled 'The Company's Strategy and Business Plan,' a substantial portion of Royal's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain mineralization that is economically recoverable. The realization of these investments is contingent to a large extent upon the success of Royal's property transactions as a whole, the existence of economically recoverable metals and other mineralized material, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The likelihood and extent to which these contingencies may be material is uncertain, and Royal cannot assure that the outcome of these uncertain events will not have a material impact and result in adverse consequences to the Company. If Royal does not receive suitable financing or funds from its present or future business arrangements to develop these properties, and continues to suffer losses from operations, the Company will revise its business activities accordingly.

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

THE COMPANY'S STRATEGY AND BUSINESS PLAN
Royal's management believes that control of land and mineral rights is the key ingredient for financial success in the exploration and development phases of the mining business. Previously, Royal had concentrated its main exploration efforts in the northern Utah Gold Belt because of that area's history of profitable metal production and because of Royal's exploration experience in the western United States. After the Reorganization, the Company acquired a number of significant mineral properties focusing on silver resources. The Company expects to concentrate its main exploration efforts during Fiscal 1997 in Idaho's Coeur d' Alene Mining District and to a much lesser extent in the Lakeview Mining District, and Utah's Ashbrook Mining District where the Company owns a 25% interest in the Vipont Mine property. The Company was involved in a joint venture in Australia through an agreement between
Celebration and an Australian company.   A deep test exploration hole was
drilled in search of a buried massive sulfide target; however the hole encountered only weak mineralization.

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

The Company's plan of operation for Fiscal 1997 is to proceed with its exploration efforts and to seek business arrangements that, in conjunction with the funds of other companies or business entities, will provide sufficient funding to meet the initial expenditures required for the exploration of mineralization on such properties and to acquire land positions or other interests in mineral properties. It expects in this way to achieve an increase in the value of its assets and to obtain production income with less risk of its own funds for development expenditures and capital investment in production facilities. As a consequence of the Company's plans, management expects a reversal of the current trend of diminishing cash flow. However, because it currently does not have sufficient capital, if the Company is not successful in obtaining suitable joint venture commitments and funds, there is no assurance that the Company otherwise will obtain the capital it would need to achieve its business plan. During September 1996, the Company completed its initial due diligence review and signed a revised option agreement with the Placer Mining Corporation of Kellogg, Idaho, to purchase a 100 percent ownership interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. The Bunker Hill Mine is the largest mine in northern Idaho's historic Coeur d'Alene Mining District, which currently has four major silver mines in production. The Bunker Hill Mine has produced over 35 million tons of ore over a one hundred year period.

Under the terms of the option, the Company can acquire the mine by making payment through one of two alternative purchase arrangements: the Company may either (1) pay $7 million and issue 500,000 shares of its restricted common stock to Placer Mining on or before May 10, 1997; or (2) pay $4 million and issue 500,000 shares to Placer Mining on or before May 10, 1997, and then pay an additional $3.5 million on or before May 10, 1998. Under either alternative, Placer Mining will retain a 2-3/4 percent net smelter return royalty on the property. The Company intends to raise the necessary funds via equity and/or debt financing, or through a possible joint venture with a major partner.

The Bunker Hill Mine, which was originally discovered in 1881, was last operated on a large scale in 1990. Placer Mining has reestablished small production of high grade lead-silver ore from stopes on 10 level and 11 level, but has lacked the requisite capital to properly redevelop the mine. In order to achieve the necessary economies of scale, and to benefit from low cost, bulk underground mining methods, the Company's engineers believe that a capital investment in excess of $50 million will be required over and above the purchase price. However, the Company believes that if the technical due diligence is favorable and the ongoing environmental issues can be satisfactorily resolved, an investment of that magnitude may be possible to obtain.

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

By further direction of the Board of Directors, management may enter into new mining arrangements with joint venturers, partners, or other third parties. Such arrangements may be multi-party ventures to which the Company will contribute stock, cash, and/or mineral interests. In such arrangements, the Company's participation in revenues and profits, if any, will be reduced. At this time, the Company has no agreement or understanding with any third parties for the formation of a joint venture mining operation other than those described herein. The Company will encounter significant competition from firms currently engaged in the mining industry. In general, all of these companies are substantially larger than the Company, and have substantially greater resources and operating histories. (See 'Risk Factors,' below.)

Management, together with such professional advisors which the Company deems appropriate, will investigate prospective properties through on-site examination, reviewing available geologic reports or publications relating to the property, and a general field reconnaissance to secure preliminary information regarding characteristics of the property. If, from such preliminary reviews, management deems it advisable to further investigate the property, the Company may determine the condition of title and ownership by using abstractors or title companies, and may obtain a preliminary feasibility study by one or more geologists, mining engineers, or accountants. If, after the foregoing preliminary investigation, management determines that the property does not meet the Company's acquisition criteria, efforts to acquire the property will be abandoned, in which case costs incurred in conducting the investigation would not be recoverable. It should be noted, however, that the Company has only a limited amount of funds available for working capital which could be used for future exploration expenditures. Thus, if future exploration is desired, additional funds would be needed. Only a limited amount of such funds have currently been identified and there can be no assurance that such funds would be available at an acceptable cost, if at all.

Inasmuch as the eventual project, operation or mining activity could be of any size or scope, management is not able at this time to provide more exact amounts or a detailed listing of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues, fees it may receive, or additional funds it may receive from debt or equity financing. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from joint venture participant contributions with the remainder provided by funds generated from such joint venture and other lease or royalty arrangements.

Management has budgeted approximately $480,000 for Fiscal 1997 for general and administrative expenses and other operating costs. To date, the Company has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities and contractors that provide its personnel, office space, and equipment needs. The Company currently is seeking additional sources of working capital sufficient to continue its present level of funding its general and administrative expenses and meet ongoing payment obligations for its leases to governmental bodies. Operating costs are largely dependent upon the level of exploration and development activity engaged in, which, in turn, is dependent upon availability of funds. The Company has determined not to incur any operating costs related to exploration and development until sufficient funds are available for payment.

PRIVATE PLACEMENTS. In July, 1995, the Company completed a private placement of 8,700 shares through two Regulation S offerings, both at a price of $2.00 per share, for a total of $17,400. During September 1995, the Company completed a private placement of 179,000 shares of common stock through a domestic offering at a price of $1.50 per share for a total of $241,650 after expenses. During the twelve months ended September 30, 1996, the Company placed 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 406,050 shares of its common stock in lieu of outstanding debt of $570,919, plus accrued interest. The stock was issued at $1.50 per share for a total value of $609,075.

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

2.  Exploration Stage Company.   Mineral exploration, particularly for gold
and silver, is highly speculative in nature, frequently is nonproductive, and involves many risks, often greater than those involved in the discovery of mineralization. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. There can be no assurance that the Company's mineral exploration activities will be successful or profitable.

Once mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change.

A related factor is that exploration stage companies use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to acquire an interest in property or to commence exploration or development work. These estimates generally rely on scientific estimates and economic assumptions, and in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization.

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

3. Lack of Revenue. The Company needs additional capital but currently has no revenues. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the mineralization from the ore and, in the case of new properties, to construct mining and processing facilities. The Company lacks a constant and continual flow of revenue. The Company currently holds certain royalty interests in several mining properties previously sold, but there is no assurance that the Company will receive royalty payments, or that the Company will otherwise receive adequate funding to be able to finance its exploration activities.
The Company is looking for revenue sources on an on-going basis, but there can be no assurance that such sources can be found or that, if available, the terms of such financing will be commercially acceptable to the Company. Because of the Company's need for additional capital to fund its present operations, to complete the acquisition of certain mineral rights, and to provide for further exploration and development, the lack of consistent revenue could be a detrimental factor in the progress of the Company.

4. Realization of Investments in Mineral Properties and Additional Capital Needs. The ultimate realization of the Company's investments in mineral properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The Company expects to finance its operations for Fiscal 1997 through the sale of equity securities, joint venture arrangements (including project financing), and the sale of interests in mineral properties. The Company does not have sufficient capital of its own to explore and develop its mineral properties and there can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

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

6. Regulatory Concerns. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: 1) Surface Impact, 2) Water Acquisition, 3) Site Access, 4) Reclamation, 5) Wildlife Preservation, 6) Licenses and Permits, and
7) Maintaining the Fees for unpatented mining claims.   See the section below
entitled 'Government Regulation and Environmental Concerns,' for a comprehensive discussion of the risks related to this factor.

TRANSACTIONS WITH CENTURION
The Company has disclosed pertinent information and financial data with respect to its transactions with Centurion in its presentation found at Item 13 of this Report, entitled 'Certain Relationships and Related Transactions.'

PATENTS, TRADEMARKS, LICENSES, FRANCHISES
The Company does not own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims <see glossary> granted by governmental authorities and private land owners.

SEASONABILITY
The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to its properties.

GOVERNMENT REGULATION AND ENVIRONMENTAL CONCERNS
The Company is committed to complying and, to its knowledge, is in compliance with all governmental and environmental regulations. The Company's activities are subject to extensive federal, state, and local laws and regulations controlling not only the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. The Company cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, including those with respect to unpatented mining claims.

As used in this Annual Report, the term 'unpatented mining claim' refers to a mining claim on federal lands which has not been converted into full fee ownership in the name of a private person or entity. The process of converting ownership was established under the (U.S.) General Mining Law of 1872, as amended (the 'General Mining Law'), and requires that certain conditions be met. Once met, and all other requirements are satisfied, the U.S. government transfers ownership of the underlying property (held to that point in the public trust) to the private person or entity by granting fee simple and conveying full private ownership of the subject mineral property, including mineral rights, surface, subsurface and appurtenant rights, subject to any vested and accrued water rights. The act of granting full fee ownership is accomplished by a duly endorsed instrument referred to as a 'patent.' Until such time as a mining claim on federal land may be 'patented,' the claim is deemed an 'unpatented mining claim' and ownership is held in the public trust by the U.S. government subject to existing federal mining laws and other applicable statutory or regulatory provisions as may be implemented by the federal bureaucracy.

In 1992, the U.S. Congress passed a number of amendments to the General Mining Law which governs mining claims and related activities on federal lands. A holding fee of $100 and a filing assessment of $35 per claim was imposed upon unpatented mining claims located on federal lands. Since 1992, a variety of legislation has been proposed to further amend the General Mining Law. The proposed legislation would, among other things, impose royalties and add requirements affecting reclamation, environmental controls, and restoration. Although such legislative proposals are not currently in effect, the likelihood or extent of subsequent enactments is not presently known and the potential impact on the Company as a result of future congressional action cannot be predicted.

The Company's activities are not only subject to extensive federal, state, and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. While it is possible that the costs and delays associated with the compliance of such laws, regulations, and permits could become such that the Company would not proceed with the development or operation of a mine, the Company is not presently aware of any material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property, other than those relating to the Bunker Hill Mine (described in Item 2.)

At present, the Company does not have any environmental control facilities. Thus, the Company has not made any material capital expenditures for environmental controls, other than the nominal costs of preparing the plans and contingencies for such environmental controls, measures and facilities as may be required in its future activities.

As the Company becomes more active on its properties, it is reasonable to expect that compliance with environmental regulations will substantially increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure the Company's compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with the exploration, development, or mining operations on any of its mineral properties.

Specifically as it relates to the Company's option to purchase the Bunker Hill Mine, Royal Silver Mines has endeavored to assess the environmental issues, including preexisting conditions such as acid water mine drainage and related treatment efforts, and the impact of these and other issues that may arise pertaining to environmental protection requirements and areas of concern, some of which are tailings pond construction, mine waste rock disposal, etc. Discussions with the State of Idaho and the EPA have been ongoing and continue. The company expects to complete a full review and determination of the environmental impact and requirements to bring the mine to an economically productive level.

Future costs of compliance may depend upon the extent and type of exploration and testing required. Moreover, there is no assurance that the Company will be able to comply with requirements imposed on future development, or that the Company will be able to economically develop operating mines under such regulations. Therefore, management is not able to estimate those amounts at this time.

NUMBER OF EMPLOYEES
The Company has five employees. The Company arranges for much of its work through contracts with various consultants. The Company may contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors.

CENTURION'S ACQUISITION AND CONTROL OF THE COMPANY
In October 1991, Centurion entered into negotiations with the officers and directors of Royal for the acquisition and control of the Company. In November 1991, Centurion's Board of Directors approved this acquisition. Subsequently, Centurion entered into subscription and investment agreements with several of Royal's principal shareholders, whereby Centurion exchanged 174,743 restricted shares of Centurion stock and $1,600 cash for shares of Royal common stock constituting 37.2 percent ownership of Royal's outstanding shares. On January 10, 1992, Royal's Board of Directors authorized the exchange of 100,000 post-split shares of Royal's common stock for approximately 4,196 acres of unpatented mining claims and state and private mineral leases from Centurion. On January 31, 1992, at the Royal annual shareholders meeting, the shareholders authorized the purchase of approximately 17,000 acres of mining properties from Centurion for 1,250,000 post-split shares of Royal common stock. This acquisition of shares gave Centurion an 82.3 percent controlling interest in Royal. Because of the changes in the control of shareholdings brought about by the Reorganization with Celebration, Centurion currently holds approximately 14 percent of Royal's outstanding common stock. Of this, Royal has been granted an assignable option to repurchase up to half of Centurion's position at a price of $1.75 at any time prior to October 1, 1998.

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

The Celebration shareholders approved the Reorganization and share exchange agreement at an August 8, 1995 shareholder meeting. In exchange for 100 percent of the issued and outstanding Celebration shares, Royal agreed to issue to the Celebration shareholders 4,143,750 shares of Royal common stock that together would represent ownership of 63 percent of Royal shareholdings outstanding immediately following the Reorganization. Also, Royal agreed to honor all of the stock rights held by various Celebration shareholders and which were subject to certain conditions and events.

Some of those stock rights had been granted contingent upon the repayment of notes, and others had been granted as options under consultant agreements. In total, those stock rights permitted the purchase or receipt of approximately 1,755,000 additional shares of Royal common stock. If all of the shares underlying various stock rights were added to the initial group of 4,143,750 shares exchanged in the Reorganization, that would result in a total issuance from the share exchange of approximately 5,898,750 shares, or 71 percent ownership by the Celebration shareholders. However, to date, none of the overhanging stock rights have been or are expected to be exercised.

In December 1995, stock rights to receive approximately 190,795 shares were extinguished when the Company converted debt of $570,919 in principal, plus interest, by issuing common stock. The noteholders of that debt amount received approximately 406,050 shares in full satisfaction of the debt.

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

During the nine months ended September 30,1992, the Company sold unpatented mining claims and state and private mineral lease properties to Kennecott Copper Corporation, a Unit of RTZ, London ('Kennecott'). The Company sold four unpatented mining claims (80 acres) to Kennecott in January 1992, for $100,000 retaining a five percent production royalty. In July of 1992, Royal sold approximately 16,880 acres of mining claims and state and private mineral leases to Kennecott for $250,000 retaining a 2 1/2 percent production royalty.

On September 30, 1992, Kennecott purchased 6,320 acres of mining claims for $250,000, on which Royal retained a 2 1/2 percent production royalty.

GLOSSARY OF CERTAIN MINING TERMS

ACID MINE DRAINAGE -- Acidic run-off water from mine waste dumps and mill tailings ponds containing sulfide minerals. Also refers to ground water pumped to surface from mines.

ADIT -- An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERATION -- Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.

ANTICLINE -- An arch or fold in layers of rock shaped like the crest of a wave.

ASSAY -- A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

BACKFILL -- Waste material used to fill the void created by mining an orebody.

BALL MILL -- A steel cylinder filled with steel balls into which crushed ore is fed. The ball mill is rotated, causing the balls to cascade and grind the ore.

BASEMENT ROCKS -- The underlying or older rock mass. Often refers to rocks of Precambrian age which may be covered by younger rocks.

BASE METAL -- Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

BEDDING -- The arrangement of sedimentary rocks in layers.

BLOCK CAVING -- An inexpensive method of mining in which large blocks of ore are undercut, causing the ore to break or cave under its own weight.

BRECCIA -- A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

BULK MINING -- Any large-scale, mechanized method of mining involving many thousands of tons of ore being brought to surface per day.

CATHODE -- A rectangular plate of metal, produced by electrolytic refining, which is melted into commercial shapes such as wirebars, billets, ingots, etc.

CHALCOCITE -- A sulfide mineral of copper common in the zone of secondary enrichment.

CHANNEL SAMPLE -- A sample composed of pieces of vein or mineral deposit that have been cut out a small trench or channel, usually about ten cm wide and two cm deep.

CHUTE -- An opening, usually constructed of timber and equipped with a gate, through which ore is drawn from a stope into mine cars.

COMPLEX ORE -- An ore containing a number of minerals of economic value. The term often implies that there are metallurgical difficulties in liberating and separating the valuable metals.

CONE CRUSHER -- A machine which crushes ore between a gyrating cone or crushing head and an inverted, truncated cone known as a bowl.

CONCENTRATE -- A fine, powdery product of the milling process containing a high percentage of valuable metal.

CONGLOMERATE -- A sedimentary rock consisting of rounded, water-worn pebble or boulders cemented into a solid mass.

CONTACT -- A geological term used to describe the line or plane along which two different rock formations meet.

CORE -- The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

CROSSCUT -- A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

CUT-AND-FILL -- A method of stoping in which ore is removed in slices, or lifts, and then the excavation is filled with rock or other waste material (backfill), before the subsequent slice is extracted.

CYANIDATION -- A method of extracting exposed gold or silver grains from crushed or ground ore by dissolving it in a weak cyanide solution. May be carried out in tanks inside a mill or in heaps of ore out of doors.

DECLINE -- An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

DEVELOPMENT -- Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DEVELOPMENT DRILLING -- drilling to establish accurate estimates of mineral reserves.

DIAMOND DRILL -- A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DILUTION (mining) -- Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

DIP -- The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DISSEMINATED ORE -- Ore carrying small particles of valuable minerals spread more or less uniformly through the hose rock.

DORE -- Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

DRIFT -- A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

DRILL-INDICATED RESERVES -- The size and quality of a potential orebody as suggested by widely spaced drill holes; more work is required before reserves can be classified as probable or proven.

DUE DILIGENCE -- The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

ELECTROLYTIC REFINING -- The process of purifying metal ingots that are suspended as anodes in an electrolytic bath, alternated with refined sheets of the same metal which act as starters or cathodes.

ENVIRONMENTAL IMPACT STUDY -- A written report, compiled prior to a production decision, that examines the effects proposed mining activities will have on the natural surroundings.

EPITHERMAL DEPOSIT -- A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

EXPLORATION -- Work involved in searching for ore, usually by drilling or driving a drift.

FACE -- The end of a drift, crosscut or stope in which work is taking place.

FISSURE -- An extensive crack, break or fracture in rocks.

FLOAT -- Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action.

FLOTATION -- A milling process in which valuable mineral particles are induced to become attached to bubbles and float, and others sink.

FOOTWALL -- The rock on the underside of a vein or ore structure.

FRACTURE -- A break in the rock, the opening of which allows mineral bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

FREE MILLING - Ores of gold or silver from which the precious metals can be recovered by concentrating methods without resort to pressure leaching or other chemical treatment.

GALENA -- Lead sulfide, the most common ore mineral of lead.

GOSSAN -- The rust-colored capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulfides.

GRAB SAMPLE -- A sample from a rock outcrop that is assayed to determine if valuable elements are contained in the rock. A grab sample is not intended to be representative of the deposit, and usually the best-looking material is selected.

GRADE -- The average assay of a ton of ore, reflecting metal content.

HANGINGWALL -- The rock on the upper side of a vein or ore deposit.

HEAD GRADE -- The average grade of ore fed into a mill.

HEAP LEACHING -- A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

HIGH GRADE -- Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.

HOST ROCK -- The rock surrounding an ore deposit.

HYDROMETALLURGY -- The treatment of ore by wet processes (e.g., leaching) resulting in the solution of a metal and its subsequent recovery.

INTRUSIVE -- A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

LAGGING -- Planks or small timbers placed between steel ribs along the roof of a stope or drift to prevent rocks from falling, rather than to support the main weight of the overlying rocks.

LENS -- Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

LEVEL -- The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

LIMESTONE -- A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

LODE -- A mineral deposit in solid rock.

METAMORPHIC ROCKS -- Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

MILL -- A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

MILLING ORE -- Ore that contains sufficient valuable mineral to be treated by the milling process.

MINEABLE RESERVES -- Ore reserves that are known to be extractable using a given mining plan.

MINERAL -- A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERALIZED MATERIAL OR DEPOSIT -- A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

MUCK -- Ore or rock that has been broken by blasting.

NATIVE METAL -- A metal occurring in nature in pure form, uncombined with other elements.

NET PROFIT INTEREST -- A portion of the profit remaining after all charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.

NET SMELTER RETURN -- A share of the net revenues generated from the sale of metal produced by a mine.

OPEN PIT -- A mine that is entirely on surface. Also referred to as open-cut or open-cast mine.

ORE -- Material that can be mined and processed at a positive cash flow.

ORE PASS -- Vertical or inclined passage for the downward transfer of ore connecting a level with the hoisting shaft or a lower level.

OREBODY -- A natural concentration of valuable material that can be extracted and sold at a profit.

ORE RESERVES -- The calculated tonnage and grade of mineralization which can be extracted profitably; classified as possible, probable and proven according to the level of confidence that can be placed in the data.

ORESHOOT -- The portion, or length, of a vein or other structure, that carries sufficient valuable mineral to be extracted profitably.

OXIDATION -- A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.

PARTICIPATING INTEREST -- A company's interest in a mine, which entitles it to a certain percentage of profits in return for putting up an equal percentage of the capital cost of the project.

PATENT -- The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

PATENTED MINING CLAIM -- A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

PILLAR -- A block of solid ore or other rock left in place to structurally support the shaft, walls or roof of a mine.

PORPHYRY -- Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

PRECAMBRIAN SHIELD -- The oldest, most stable regions of the Earth's crust, the largest of which is the Canadian Shield.

PROSPECT -- A mining property, the value of which has not been determined by exploration.

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

RAISE -- A vertical or inclined underground working that has been excavated from the bottom upward.

RAKE -- The trend of an orebody along the direction of its strike.

RECLAMATION -- The restoration of a site after mining or exploration activity is completed.

RECOVERY -- The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

REPLACEMENT ORE -- Ore formed by a process during which certain minerals have passed into solution and have been carried away, while valuable minerals from the solution have been deposited in the place of those removed.

RESERVES -- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

RESOURCE -- The calculated amount of material in a mineral deposit, based on limited drill information.

RIB SAMPLES -- Ore taken from rib pillars in a mine to determine metal content.

ROCKBOLTING -- The act of supporting openings in rock with steel bolts anchored in holes drilled especially for this purpose.

ROCKBURST -- A violent release of energy resulting in the sudden failure of walls or pillars in a mine, caused by the weight or pressure of the surrounding rocks.

ROCK MECHANICS -- The study of the mechanical properties of rocks, which includes stress conditions around mine openings and the ability of rocks and underground structures to withstand these stresses.

ROOM-AND-PILLAR MINING -- A method of mining flat-lying ore deposits in which the mined-out area, or rooms, are separated by pillars of approximately the same size.

ROTARY DRILL -- A machine that drills holes by rotating a rigid, tubular string of drill rods to which is attached a bit. Commonly used for drilling large-diameter blastholes in open pit mines.

ROYALTY -- An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

RUN-OF-MINE -- A loose term used to describe ore of average grade.

SAMPLE -- A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

SECONDARY ENRICHMENT -- Enrichment of a vein or mineral deposit by minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another.

SHAFT -- A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

SHEAR OR SHEARING -- The deformation of rocks by lateral movement along unnumberable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SHRINKAGE STOPING -- A stoping method which uses part of the broken ore as a working platform and as support for the walls of the stope.

SIDERITE -- Iron carbonate, which when pure, contains 48.2% iron; must be roasted to drive off carbon dioxide before it can be used in a blast furnace. (Roasted product is called sinter.)

SKARN -- Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolomite formation.

SOLVENT EXTRACTION-ELECTROWINNING (SX/EW) -- A metallurgical technique, so far applied only to copper ores, in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis.

SPHALERITE -- A zinc sulfide mineral; the most common ore mineral of zinc.

STEP-OUT DRILLING -- Holes drilled to intersect a mineralization horizon or structure along strike or down dip.

STOCKPILE -- Broken ore heaped on surface, pending treatment or shipment.

STOPE -- An underground excavation from which ore has been extracted either above or below mine level.

STRATIGRAPHY -- Strictly, the description of bedded rock sequences; used loosely, the sequence of bedded rocks in a particular area.

STRIKE -- The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

STRINGER -- A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.

STRIPPING RATIO -- The ratio of tons removed as waste relative to the number of tons or ore removed from an open pit mine.

SUBLEVEL -- A level or working horizon in a mine between main working levels.

SULFIDE -- A compound of sulfur and some other element.

TAILINGS -- Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

TAILINGS POND -- A low-lying depression used to confine tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

TREND -- The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

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

VOLCANOGENIC -- A term used to describe the volcanic origin of mineralization.

VUG -- A small cavity in a rock, frequently lined with well-formed crystals. Amethyst commonly forms in these cavities.

WALL ROCKS -- Rock units on either side of an orebody. The hanging-wall and footwall rocks of an orebody.

WASTE -- Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

WINZE -- An internal shaft.

ZONE OF OXIDATION -- The upper portion of an orebody that has been oxidized.

ITEM 2.  PROPERTIES

OVERVIEW

The properties in which the Company has an interest are divided into the following areas:

      A.  CRESCENT MINE
      B.  OPTION TO PURCHASE BUNKER HILL MINE
      C.  CONJECTURE MINE
      D.  VIPONT MINE
      E.  OTHER IDAHO PROPERTIES
      F.  OTHER PROPERTIES
      G.  UTAH GOLD BELT AND ROYALTY INTERESTS
      H.  OFFICES

A.  CRESCENT MINE

In February 1995, Celebration entered into an agreement to acquire a mineral lease on the Crescent Mine. The Crescent Mine is an underground mine, located in the Coeur d'Alene Mining District of Shoshone County, Idaho, about five miles east of Kellogg, Idaho.

Operations of the Crescent Mine began prior to 1917 and, according to records available to the Company, approximately 25 million ounces of silver have been produced from the Crescent Mine. The mine is not currently in operation and is flooded to approximately the 1200 foot level. The most current ore reserve report that the Company has been able to obtain was prepared in 1985 by Norman
A. Radford, a registered professional geologist. That report, based on an assumption that silver prices would remain below ten dollars ($10) per ounce, indicated that the Crescent Mine contained 141,000 tons of probable reserves averaging 31 ounces of silver per ton of mineralized material. At current prices of under five dollars ($5.00), the Company cannot assure that any of the mineralization could be mined at a profit.

Host rocks in the Crescent Mine, in common with the rest of the District, are members of the Precambrian Belt Super Group. Within the Crescent Mine area, three formations are present, in descending order: Wallace, St. Regis, and Revett. The most favorable rocks in the Crescent Mine are the Lower St. Regis and Upper Revett quartzites. These rocks occur in the Crescent Mine from the 1,200-foot level downward. The Coeur d'Alene 'Silver Belt' ore structures are frequently narrow, fragmented, and sinuous, and have exhibited great vertical continuity. For this reason, they have been discovered and mined at levels deeper than is generally the case in other mining districts. The ore at the Crescent Mine occurs in thin veins steeply dipping to the south. These veins may vary in thickness from several inches to several feet. The Alhambra and the Syndicate Faults are major reverse faults and both are present in the Crescent Mine.

The Crescent Mine property consists of 12 patented mining claims and two Idaho state leases located immediately adjacent to and west of the world-famous Sunshine Mine (Sunshine Mining Company, SSC-NYSE). The Sunshine Mine has produced nearly 400 million ounces of silver since its inception, making it the largest primary silver mine in the world. The major structural and stratigraphic features which have produced the major ore deposits in the Sunshine Mine are also present in the Crescent Mine.

The Crescent is developed to a vertical depth of 5,100 feet by two vertical shafts. The majority of past production from the Crescent Mine occurred in the Revett formation over 1,200 feet of dip between the 3,100 level and the 4,300 level. In the mid-1980's, the No. 2 shaft was deepened to the 5,100 level, which opened an additional 800 feet of favorable Revett quartzites for development of the downward extensions of the East Footwall and Hook veins, which have been the most productive veins in the Crescent Mine.

The Company's plans to reestablish significant silver production from the Crescent Mine will be dependent upon silver prices. Management estimates that a price of at least $6.00 per ounce would need to be sustained for a period of six months to justify the capital investment necessary to de-water the lower workings of the mine and rehabilitate the stopes. At December 17, 1996, the Comex Spot price for silver was $4.89. Absent a $6.00 silver price, the Company intends to pursue development and exploration efforts in the upper Crescent. The workings of the upper Crescent Mine are above the water table, and therefore can be developed without major capital investment. The Company believes that a processing agreement for Crescent ore can be negotiated with the neighboring Sunshine Mine on a favorable basis.

During the 1996 fiscal year, the Company's field activities at the Crescent Mine were limited to are unsuccessful attempt to re-open the #3 level portal. The portal was filled with unconsolidated glacial till and it was determined that a much more expensive program will be required given the bad ground. Due to the low silver price, no attempt to dewater the lower mine was contemplated during the 1996 fiscal year. Further developments on the Crescent Mine for fiscal 1997 will depend upon the price of silver, as well as the Company's available capital.

B.  OPTION TO PURCHASE THE BUNKER HILL MINE

In September 1996, the Company completed its due diligence review and successfully renegotiated its option with Placer Mining Corporation of Kellogg, Idaho, to purchase a 100 percent ownership interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho and the largest mine in northern Idaho's historic Coeur d'Alene Mining District. In pursuing the due diligence effort during fiscal 1996 with respect to the Bunker Hill option, the Company engaged outside legal counsel and Fulcrum Environmental, an independent environmental consulting firm, to assist with the review. The major environmental issues which must be considered include possible successor liabilities to the Bunker Hill Superfund Site, the operation and maintenance of the Central Water Treatment Plant (which handles acid mine drainage from the portal), and other revegetation and restoration efforts in Milo gulch and elsewhere on the property. As of the date of this filing, discussions are ongoing with the U.S. Environmental Protection Agency and the State of Idaho with respect to these issues. The Company believes that it may be possible to negotiate a satisfactory solution to these issues; however, there can be no assurance of this.

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

The Bunker Hill Mine property consists of over 6,500 acres of patented mining claims, much of which is completely unexplored. The largest deposit of zinc mineralization in the mine, the Quill, is open on strike to the west and down dip. The largest and highest grade deposits of lead-silver mineralization, the Francis, the "J", and the Emery are all open to depth. Given the extensive vertical continuity of mineralized material in the Coeur d' Alene Mining District, the Company believes that the existence of additional mineralized material at depth that may be economically profitable is a rational basis for conducting further exploration and development. Management of the Company notes that the other four largest mines in the district have been mined and developed at least one thousand feet deeper, in reference to sea level, than the Bunker Hill Mine.

The Bunker Hill Mine was discovered in 1885 and produced continuously until its first closure in 1981. Historical production from the mine exceeded 39,600,000 tons at a grade of 4.5 ounces per ton of silver, 8.6 percent lead and 3.7 percent zinc. At present metal prices, this prior production would have exceeded approximately five billion dollars.

Placer Mining acquired the Bunker Hill Mine in 1991 and is currently producing approximately 50 tons per day of high-grade lead-silver ore. Upon exercising its option, the Company intends to expand production to approximately 500 tons per day of lead-zinc-silver ores, as well as to undertake its underground diamond drilling program to better define, evaluate, and expand reserves and other mineralized material.

The mineralized material is contained within 18 known ore zones.
Historically, the Bunker Hill Mine has been mined from over 60 individual ore zones extending within a broad area approximately 1500 feet wide, 11,000 feet long, and 7000 feet deep. Substantial inferred resources and potential extensions are believed to be present within the mine complex. The Company believes also that projected mining activities at the Bunker Hill Mine will benefit from the presence of three workable shafts and over 150 miles of drifts, crosscuts and raises, which in today's dollars represents an infrastructure that could cost in excess of $300 million dollars to duplicate.

During Royal's extensive due diligence review, of more than six months, technical staff of the Company completed an extensive review of mine maps, drill logs, and other technical data which presents a preliminary overview that approximately eight million tons of silver and other mineralized material may be present and economically recoverable from within the mine. Thus, the Company is preparing plans to implement exploration activities should the Company elect to exercise its option to purchase the mine.

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

C.  CONJECTURE MINE

In late August of 1995, the Company completed two acquisitions which included six patented and six unpatented mining claims comprising the Conjecture Mine property.

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

In the late 1950's and early 1960's, Federal Resources of Salt Lake City, Utah invested approximately $3 million in shaft sinking and underground development at the Conjecture Mine. In all, Federal Resources completed a 2,000 foot deep, concrete lined, three compartment vertical shaft and nearly 12,000 feet of drifts, cross-cuts and raises to establish a block of mineralized material of 336,000 tons at a grade of 11 ounces per ton of silver, and .03 ounces of gold, with some lead and zinc.

An additional block of 370,000 tons of similar grade was listed as a possible block of mineralization between the levels. Since obtaining the property, the Company has not been able to re-confirm these reserve estimates of mineralized material, although an independent reserve report done in 1981 essentially verified the earlier numbers.

That independent reserve report was prepared by Richard W. Morris, a registered professional geologist, for a company known as Minerals Management, Inc. Nevertheless, no assurance can be made that this mineralized material constitutes a proven or probable 'ore reserve', if at all, until it can be reverified.

The Company's geologists have noted the striking similarities between the Lakeview District and the nearby Coeur d'Alene District. High grade silver mineralization has been shown to extend laterally for over two miles, and vertically for over 3,000 feet in the Conjecture Mine. The same rock unit sequence (i.e., Wallace, St. Regis, Revett) is found in both districts, with the same important ore minerals (tetrahedrite, galena, sphalerite) defining productive ore shoots. However, within the Lakeview District, only the conjecture shaft has penetrated the less favorable Wallace formation into the better quartzite units.

Because of heavy snows in the winter of 1995 and spring of 1996, the Company's planned exploration activities at the Conjecture were delayed. With the Company's resources currently being devoted to its due diligence and financing activities for the Bunker Hill Mine, no further work is planned at the Conjecture Mine in fiscal year 1997.

D.  VIPONT MINE

The Vipont Mine is located in the Ashbrook Mining District, a remote area in the extreme northwestern corner of Box Elder County, Utah, approximately ten miles east of the Nevada state line and one mile south of the Idaho state line near the headwaters of the Little Birch Creek. It is accessible by asphalt, gravel, and dirt roads. The mine property consists of 53 patented (deeded) mining claims covering nearly 1,000 acres with a 25% undivided interest owned by Celebration Mining Company (a wholly-owned subsidiary of the Company.)

The Vipont Mine was at one time one of the foremost silver-producing mines in the State of Utah. Its greatest period of activity was from 1919 through mid-1923 after the passage of the Pittman Silver Purchase Act ('Pittman Act') which authorized the purchase of 200,000,000 ounces of silver. The Mine closed in August 1923 with the expiration of the Pittman Act after producing nearly 1,000,000 ounces of silver per year. Some leasing was done in the 1930's and the Mine was closed in 1942 when Congress passed War Order L-208 closing all gold and silver mines. From 1977 through 1987, United Silver Mines began further development and leached the old mill tailings.

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

There are two distinct mineralization deposits on the Vipont Property: the oxide deposit and the sulfide deposit. The characteristics of each are unique and require different approaches to development and exploration. According to a 1994 report by Dr. Armond H. Beers, the oxide deposit contains 1,100,000 tons of mineralized material grading 6.9 ounces per ton in silver and with a small gold credit. The Company has not independently re-verified those findings and cannot and does not make any assurance as to their accuracy or compliance with regulatory standards.

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

The sulfide deposit is currently defined in the Beers Report as 478,000 tons of mineralized material at an estimated average grade of 13.52 ounces per ton in silver. Geologic interpretation of the manto-type replacement deposit, however, may establish upon further exploration that this mineralized resource may be larger. The Company's management and professional staff believe that the sulfide deposits will represent the long-term future of the Vipont Mine.

During the 1996 fiscal year, the Company elected not to proceed further with the Vipont joint venture, but as a result of the Company's successful effort at removing all liens on the property at a Box Elder County Sheriff's sale, the Company's wholly-owned subsidiary now owns a 25% undivided interest in the property. The company has no plans to proceed further with the Vipont joint venture until such time as silver prices improve.

E.  OTHER IDAHO PROPERTIES

BISMARK MINE PROPERTY. In September of 1995, the Company obtained a 10-year lease on three patented mining claims in Shoshone County, known as the Bismark
claims.   The claims lie about one mile south of the main shaft of the
Sunshine Mine and are surrounded by Sunshine holdings. The property is developed by a 1,500 foot adit which was driven to the northwest to intersect the Bismark vein. Royal has re-opened and re-timbered the portal of the Bismark adit to permit accessing and sampling of the Bismark vein. This work was planned for the 1996 field season, however, due to other priorities it was deferred.

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

Subsequent to September 30, 1995, the Company entered into an agreement with an independent timber company to sell the mature timber for cash. The transaction was expected to close in Fiscal 1996, but was not concluded as a timber consultant recommended allowing the timber crop to achieve greater maturity prior to harvesting.

THE LIBERAL KING MINE. In the fourth quarter of Fiscal 1995, the Company acquired fee simple ownership of the Liberal King Mine, consisting of five patented claims located southwest of the famous Bunker Hill Mine in the Pine Creek area of the Coeur d'Alene Mining District. At the time the mine was last operated by Spokane National in the 1960's, that company reported a defined block of mineralized material totaling 81,000 tons at 12 percent zinc and 2.5 ounces of silver. In the early 1980's, Cominco-American conducted an exploration program on the Liberal King property in search of a large, stratabound zinc-silver deposit. Such potential has not been fully explored at this time. Royal has not been able to evaluate this property as of the date of this filing, and no current reserve estimates can be given.

F.  OTHER PROPERTIES

FRISCO STANDARD SILVER MINE. As of the first quarter of fiscal 1997, the Company has fully divested itself of any ownership in the Frisco Standard Mine. In September 1995, the Company had acquired fee simple ownership of the seven patented claims that comprised this property.

NEW DEPARTURE MINE. There are no known proven or probable reserves identified at the New Departure Mine. In August 1995, the Company acquired a long term mineral lease for the New Departure Mine in Beaverhead County, Montana. This property is located in southeastern Montana near the town of Bannock. The property consists of eight patented claims and has a history of very high grade silver production. Royal management has not as yet developed an exploration plan for the property, which was acquired by lease in September 1995, subject to a three percent net smelter return.

AUSTRALIA JOINT VENTURE PROPERTY. There are no known proven or probable reserves identified at the Australia Joint Venture Property. On March 21, 1995, Celebration entered into a joint venture with Metallurgical Refining & Development PTY, LTD. ('Metallurgical'), of Brisbane, Queensland, Australia, for the exploration of EL 3854, a prospecting license in western New South Wales. For the three prior years, Metallurgical was engaged in an active program of geophysics, geochemistry, satellite reconnaissance, and other proprietary exploration methods seeking to identify large, buried, polymetallic deposits. In July of 1995, the joint venture completed an exploratory diamond drill hole to a depth of 700 meters (2100 feet). While the hole did not encounter significant mineralization, there was geologic indication that a large porphyry system may be nearby. Results of additional scientific testing of the core are being evaluated before conducting further magnetics and geophysics to determine plans for further drilling.

G.  UTAH GOLD BELT AND ROYALTY INTERESTS

The Company is not currently involved in active exploration with respect to any of the property holdings or royalty interests within the Utah Gold Belt. Subject to the progress of Royal's plan for Fiscal 1997 regarding its mineral properties, the Company does not anticipate pursuing significant exploration activities within the Utah Gold Belt properties during Fiscal 1997.

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

The Company sold various Utah Gold Belt mining properties to Kennecott during 1992, and has retained production royalty interests on these properties. These sold properties are contiguous to or near properties held previously by Kennecott in the Utah Gold Belt.

Management of the Company believed it was to the Company's advantage to allow the ownership of these properties to pass to Kennecott, with the Company retaining a production royalty interest. There is no assurance that the Company will receive or continue to receive royalties from these properties, or of the amount, if any, of such royalties.

The Company's land holdings in the Utah Gold Belt consist of Utah State mineral leases, fee leases and unpatented lode mining claims totaling over 12,000 acres. The Company did not undertake any exploration efforts on these holdings during fiscal 1996 and does not plan any activities during fiscal 1997.

H.  OFFICES

The Company's executive office is located at 10220 North Nevada, Suite 230, Spokane, Washington 99218. In addition, the Company maintains its registered corporate office at 331 South Rio Grande Street, Suite 208, Salt Lake City, Utah 84101. The Company leases its principal office in Spokane, Washington, on a renewable one-year term with rental costs of $988 per month, including basic maintenance and janitorial services. The Company does not currently have any other branch offices.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings incidental to the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the Fiscal 1996.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are traded on the NASDAQ Bulletin Board under the symbol RSMI. The prices listed below were obtained from the National Quotation Bureau, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period December 31, 1994, through September 30, 1996. These bid prices are over-the-counter market quotations based on interdealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:


Fiscal Quarter Ended          High Bid ($)   Low Bid ($)
--------------------          ------------   -----------
December 31, 1994             4.125          3.000
March 31, 1995                2.500          1.125
June 30, 1995                 3.750          0.875
September 29, 1995            3.124          2.750
December 31, 1995             2.87           2.43
March 31, 1996                2.75           2.25
June 30, 1996                 2.94           1.62
September 30, 1996            2.12           1.00


On December 17, 1996, the average of the high bid and low ask quotation for the Company's common shares as quoted on the NASDAQ Bulletin Board was $0.83.

The approximate number of holders of common stock of record on December 17, 1996, was approximately 390.

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


                                For the Ten    From Inception  From Inception:
                 For the Year   Months Ended   on 2/17/94      on 2/17/94
                 Ended 9/30/96  9/30/95        to 11/30/94     to 9/30/96
                 -------------  -------------  ------------  ---------------
Results of
   Operations:

Revenues         $        -0-   $      -0-   $      -0-      $        -0-
Net Income (loss)$  (2,045,082) $  (750,939)   $(211,796)      $(3,007,817)
Net income (loss)
   per common
   share         $        (.22) $      (.17)   $    (.09)      $      (.53)
Balance Sheet
   Data:
Total Assets     $   5,605,357  $ 4,056,698    $ 366,619       $ 5,605,357

Working Capital
   (deficit)     $     686,573  $  (665,274)   $  25,754       $   686,573

Long-Term debt   $         -0-  $       -0-    $  59,000       $         0

Stockholders'
  equity         $   5,485,490  $ 3,235,376    $ 276,321       $ 5,485,490



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

The financial statements account for the Reorganization using the purchase method of accounting. (See Note 1 to the financial statements.) Celebration is treated as the acquiring company for financial reporting purposes because its shareholders constitute greater than 50 percent of the combined shareholder group. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as
the predecessor entity.   Consequently, Celebration's assets and liabilities
were not adjusted in the accompanying financial statements. The financial statements for the period from the inception of Celebration on February 17, 1994 to November 30, 1994 ('Fiscal 1994') do not include the balance sheet data or results of operations of Consolidated Royal Mines, Inc.

There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable.
From inception of the Company to September 30, 1996, the Company has an accumulated deficit of $3,057,817. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are often based on scientific estimates and economic assumptions, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

As of September 30, 1996, $4,785,665 of the Company's total assets of $5,605,357 are investments in mineral properties for which additional exploration is required to substantiate or determine whether they contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of this matter cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company currently has no revenues. At September 30, 1996, the Company's accumulated deficit was $3,057,817. Although it has recurring losses from operations, the Company has increased its operating capital and improved its
financial condition and ability.   Regarding its losses from operations, the
Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1995, the Company had negative working capital of $665,274. However, at September 30, 1996, the company had positive working capital of $686,573. The following factors explain the principal increase in working capital during Fiscal 1996.

The change in working capital from a negative $665,274 at September 30, 1995 to a positive $686,573 at September 30, 1996 was due to the successful conversion of $570,920 of debt into 406,050 shares of common stock as well as the successful placement of 1,949,332 shares of common stock for $2,958,314 in cash. The Company's cash balance increased significantly from $151,698 at September 30, 1995 to $688,716 at September 30, 1996. However, during fiscal 1996 the Company continued to incur more in expenses as a result of increased activity in evaluating and acquiring mineral properties.

The Company has estimated that it will need capital resources of approximately $40,000 per month to meet its estimated expenditures for the ensuing twelve months. The Board of Directors has instructed management to consult with experienced financial and investment advisory firms to formulate arrangements for such capital fund raising. Currently, the Company is pursuing various alternatives, including the possible private placement of equity.

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

Inasmuch as the eventual project, operation or mining activity could be of any size and scope, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive from debt or equity financing. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from joint venture participant contributions with the remainder provided by funds generated from such joint venture and other lease or royalty arrangements.

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

RESULTS OF OPERATIONS
FISCAL 1996 AS COMPARED TO FISCAL 1995. General and administrative expenses increased from $543,644 during fiscal 1995 to $1,835,548 during fiscal 1996. The increase is principally due to additional staff and outside technical and environmental consultants and legal fees associated with the Company's due diligence related to the Bunker Hill Mine option. As a result, from Fiscal 1995, to Fiscal 1996, the net loss increased from $(750,939) to $(2,045,082) and the net loss per share increased from $(0.17) to $(0.22).

The Company is unable to fully determine the impact of its current lack of adequate operating capital. Other than as described herein, in particular with respect to the option to purchase the Bunker Hill Mine, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures during Fiscal 1997 for which it does not have a reasonably available source or basis for making payment. For additional information regarding the Company's present commitments and plans for which it does have reasonably definable and available payment sources, for example the option to purchase the Bunker Hill Mine, please refer to the "Properties" discussion under Item 2 above, at Section B, entitled "Option to Purchase The Bunker Hill Mine".

It is uncertain what the scope or impact will be of the Company's decision to restrict capital expenditures. On the one hand, if the Company were to continue such restriction, the likely effect might be adverse to the preservation of its assets and capital base, thereby narrowing the scope of plans for future operations and constricting liquidity. On the other hand, if the Company were to discontinue such restriction without an increase in sustained cash flow, the likely effect of that might be an increase in accumulated deficits which could be adverse to the Company's financial condition with respect to liabilities and stockholders' equity. Therefore, the Company's plan for the next twelve months is to closely monitor its capital expenditures while it pursues a joint venture participant or other sources of capital for financing operations.

FISCAL 1995 AS COMPARED TO FISCAL 1994. General and administrative expenses increased from $211,796 during Fiscal 1994 to $543,644 during Fiscal 1995.
The increase was principally due to an increase in the amount of stock issued to officers, directors, and a consultant as compensation for services and bonus. As a result, from Fiscal 1994 to Fiscal 1995, the net loss increased from $(211,796) to $(750,939) and the net loss per share increased from $(.09) to $(.17), respectively.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and the Report of Independent Public Accountants are filed as part of this report on pages F-1 through F-19.

                           C O N T E N T S

Independent Auditors' Reports . . . . . . . . . . . . . F-1

Consolidated Balance Sheets . . . . . . . . . . . . . . F-2

Consolidated Statements of Operations . . . . . . . . . F-3

Consolidated Statements of Stockholders' Equity . . . . F-4

Consolidated Statements of Cash Flows . . . . . . . . . F-10

Notes to the Consolidated Statements . . . . . . . . . .F-13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A. CHANGES OR DISAGREEMENTS WITH PRINCIPAL ACCOUNTANT. There have been no disagreements with the Company's independent public accountants.

B. CHANGE IN PRINCIPAL ACCOUNTANT. As a result of increased activity at its executive office in Spokane, the Company changed the engagement of its principal independent accountant to audit its financial statements. The former principal accountant, Jones, Jensen & Company, was replaced by Williams & Webster, P.S. as principal independent accountant. This decision was not based on any disagreement between Royal or Jones, Jensen and Company nor was it based on any information that would have led Jones, Jensen and Company to resign or decline to stand for reelection.

Jones, Jensen and Company's report on the financial statements of Royal at September 30, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was its report qualified as to uncertainty, audit scope, or accounting principles. During the period described above and up through September 30, 1995, for the period preceding such dismissal:

(1) The Company had no disagreements with Jones, Jensen and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure;

(2) Jones, Jensen and Company did not advise the Company that the internal controls necessary for the Company to develop financial statements do not exist;

(3) Jones, Jensen and Company did not advise the Company of any information leading Jones, Jensen and Company to be unable to rely on management's representations, or unwilling to be associated with the financial statements prepared by management;

(4) Jones, Jensen and Company did not advise the Company of any need to significantly expand the scope of its audit, or of any information that may or would (i) materially affect the fairness or reliability of, or prevent it from rendering an unqualified opinion regarding, its audit report or any of the underlying financial statements, or (ii) cause Jones, Jensen and Company to be unwilling to rely on management's representations or be associated with the Company's financial statements; and

(5) Jones, Jensen and Company did not, as a result of its dismissal, expand its audit or conduct any investigation of information that came to its attention of the type referred to above in subparagraph (4), or have any issues that were unresolved to its satisfaction prior to dismissal.

The Company has provided Jones, Jensen and Company with a copy of the above disclosures in a timely manner and requested and received from Jones, Jensen and Company a letter addressed to the Commission stating Jones, Jensen and Company's agreement with these disclosures. A copy of such letter is attached to this registration statement and filed as Exhibit 16.2.

C. DESIGNATION OF NEW ACCOUNTANT. The Company has designated the continuing services of the accounting firm of Williams and Webster, P.S. to serve as principal independent accountant for the Company effective November 8, 1996. During the period of Jones, Jensen and Company engagement as principal independent accountant and up to November 8, 1996, prior to designating Williams and Webster, P.S. as principal accountant:

(1) Neither the Company nor any person or entity acting on its behalf has consulted Williams and Webster, P.S. regarding the application of accounting principles to any specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter characterized as a 'disagreement' or 'reportable event' (as defined by Regulation S-K, Item 304(a)(1)(iv) and (v)); and

(2) Williams and Webster, P.S. did not provide the Company with either a written report or oral advice containing any conclusions by Williams and Webster, P.S. of any important factors considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issues.

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

INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS. The following table sets forth the name, age, position, and length of service for each of Royal's present directors and executive officers:


Name                Age       Position(s) Held                   Director
                                                                 Since
-----------------   ----      -------------------------------   -------------
Howard M. Crosby    44         President and Director           February 1994
E. Hal Cameron      78         Vice President and Director      April 1969
Spenst Hansen       63         Director                         November 1991
Carlos M. Chavez    44         Corporate Secretary and Director March 1995
Robert E. Jorgensen 43         Executive Vice President,
                               Treasurer and Director           August 1995
Jerry Stacey        52         Vice President, Operations       August 1995
John Ryan           35         Vice President, Corp. Dev.       September 1996
Ronald Kitching     66         Director                         August 1995
James W. Prier      49         Director                         August 1995


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

Set forth below is certain biographical information regarding each director and executive officer of the Company:

HOWARD M. CROSBY received a B.A. degree from the University of Idaho in 1974. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May of 1993, Mr. Crosby entered into a business consulting relationship with Centurion Mines Corporation, and has served as president and director of Mammoth Mining Company and Gold Chain Mining Company, both Centurion subsidiaries. In July, 1992, Mr. Crosby filed a Chapter 13 petition for bankruptcy. The reorganization plan was approved in October, 1992.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16.
Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 1995, and September 30, 1996, or with respect to transactions which occurred between October 1, 1994, and September 30, 1995, and should have been reported in Fiscal 1995 but were not, or were untimely reported and that untimeliness was not disclosed in the Form 10-K for Fiscal 1995, and on representations that no other transactions were required to be reported and no other Forms were required to be filed, the Company has determined that the pertinent officers, directors, and principal shareholders have complied with all applicable Section 16(a) requirements, except as follows:

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

                       SUMMARY COMPENSATION TABLE
                                                 Long  Term  Compensation
                Annual  Compensation             Awards          Payouts
(a)     (b)    (c)     (d)      (e)     (f)      (g)      (h)    (i)
Name                                             Secur-
and                                    Restric   ities
Prin-                           Other  ted       Under    LTIP   All
cipal                           Annual Stock     lying    Pay    Other
Posi-                           Compen Award (1) Options/ Outs   Compen
tion   Year  Salary     Bonus   sation  ($)      SAR's(#) ($)    sation
-----  ----  ------     -----  ------- --------- -------- ------ -------
CEO    1996  $78,000    $0     $0      $0         0       $0     $0
Howard 1995  $48,000    $0     $0      $0         0       $0     $0
Crosby 1994  $16,000(2) $0     $0      $40,000    0       $0     $0
       1993  $0         $0     $0      $0         0       $0     $0

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

Option/SAR Grants Table.     Information concerning individual grants of stock
options, whether or not in tandem with stock appreciation rights ('SARs'), and freestanding SARs made during Fiscal 1996 to the CEO and each of the Named Executive Officers, if any, is reflected in the table below.

                     OPTION/SAR GRANTS IN FISCAL 1996

                                             Potential Realizable    Alterna-
                                                 Value at Assumed      tive to
                                             Annual Rates of Stock     (f) and
                                               Price Appreciation   (g) Grant
           Individual Grants                      for Option Term  Date Value
-------------------------------------------------    ----------------   ---------
(a)      (b)        (c)            (d)      (e)      (f)      (g)      (h)
      Number of     Percent of
      Securities    Total Options/                                     Grant
      Underlying    SARs Granted   Exercise  Expira-                   Date
      Options/SARs  to Employees   or Base   tion                      Present
Name  Granted (#)   in Fiscal Year Price     Date    5%($)     10%($)   Value $
----  ------------  -------------  --------  ------  ------    ------   -------
CEO
----
Howard
Crosby  0            0              N/A       N/A    N/A        N/A      N/A

Named
Execu-
tive
Officers
------
None     n/a         n/a            n/a       n/a    n/a        n/a      n/a


Aggregated Option/SAR Exercises and Fiscal 1996 Year-End Option/SAR Value Table. The following table sets forth certain information with respect to each exercise, if any, of stock options and SARs during Fiscal 1996 by the CEO and each of the Named Executive Officers, if any, and the Fiscal 1996 year-end value of unexercised options and SARs. The dollar values in columns
(c) and (e) are calculated by determining the difference between the fair market value of the underlying stock and the exercise price or base price of the options at exercise or Fiscal 1996 year-end, respectively. The stock's fair market value on September 30, 1996 was $1.1875 per share. There are no outstanding option awards to management. Even if there were, it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance and value of the Common Stock and overall stock market conditions. There can be no assurance that projected gains and values would be realized.

                AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1996
                 AND OPTION/SAR VALUES AT SEPTEMBER 30, 1996

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

Execu-
tive
Officers
---------
None         n/a                n/a           n/a                 n/a


LONG-TERM INCENTIVE PLAN AWARDS. The Company does not have any formalized long-term incentive plan (excluding restricted stock, stock option and SAR plans) that provides compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

COMPENSATION OF DIRECTORS. Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 2,500 shares per quarter of completed service. During Fiscal 1996, 150,000 shares were awarded to directors as compensation. The Board has not implemented a plan to award options, authorized under the Company's Stock Option and Award Plan and none have been granted. There are no contractual arrangements with any member of the Board of Directors, other than the employment and salary arrangements for compensating two of its members for their service as executive officers: Howard Crosby as President and CEO, and Robert Jorgensen as Executive Vice President and Treasurer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  There are no
compensation committee interlocks.   With respect to insider participation,
Howard Crosby, Hal Cameron and Carlos Chavez, participated in deliberations of the Company's Board of Directors during Fiscal 1996, concerning executive officer compensation.

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

For Fiscal 1996, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

The Company paid salaries to its officers for the fiscal year-ended September 30, 1996, as follows: President and CEO, Howard Crosby, $78,000 yearly; Executive Vice President and Treasurer, Robert Jorgensen, $72,000 yearly; Vice President of Operations, Jerry Stacey, $70,000 yearly; and Vice President of Development, John Ryan, $48,000 yearly. These amounts were approved by the Board in recognition of the work and efforts and in completing the acquisition of a large number of silver mining properties prior to the end of Fiscal 1996.

Further, the Board recognized the significant role of these four individuals in managing the Company's principal office in Spokane, Washington and in raising funds for the Company's exploration and development activities. Finally, the Board of Directors took into account the reasonableness of these salaries in comparison with Executive salaries within the mining region. On the basis of the above factors, the Board determined that these salaries were proper and fitting. No other officers received a salary during Fiscal 1996.

With respect to stock awards during Fiscal 1996, the Board of Directors did not change the amount of shares, 2,500 per quarter, which each director is entitled to receive as partial compensation for service to the Company.

The Board believes that executive compensation during Fiscal 1996 substantially reflects the Company's compensation policy.

PERFORMANCE GRAPH. The Company is not presently able to provide a line graph covering five consecutive years that compares (1) the yearly percentage change in the Company's cumulative total shareholder return on its Common Stock with
(2) the cumulative total return of a broad equity market index and (3) the cumulative total return of an industry index, peer line-of-business index, or a group of similarly capitalized issuer companies. The Company continues every reasonable effort to compile or locate commercially available and reliable data of its historical stock price for the period required by the SEC, or to compile such data for a lesser period of sufficient range in time from which the Company could be able to prepare a meaningful performance graph. However, the Company has been unable to obtain this information or prepare such a performance graph. Nevertheless, the Company continues its search for such data.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of October 4, 1996, the beneficial ownership of Common Stock with respect to: (1) All persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of Common Stock (the 'Principal Shareholders'); (2) Each director and director nominee of the Company; (3) Each Named Executive Officer (as that term is defined in the section entitled 'Executive Compensation', below) who is listed in the 'Summary Compensation Table', below, and (4) All directors and executive officers as a group. At October 4, 1996, the number of shares of common stock of the Company issued and outstanding was 10,649,854.


Common Stock Beneficially Owned        No. of Shares         Percent of Class
1.  Name and Address of
    Principal Shareholders
Centurion Mines Corporation              1,537,267                  14.4%
  331 South Rio Grande,   Suite 201
  Salt Lake City, UT 84101
Howard Crosby                              632,500(1)                5.9%
  105 N. First, Ste. 232
  Sandpoint, ID 83864
James Kontes                               635,000(2)                5.6%
  P.O. Box 112
  Firth, ID 83236
Thomas Miller                              600,000(3)                5.3%
  2508 Zinfadel Dr.
  Rancho Cordova, CA 95670
Robert E. Jorgensen                        595,000(4)                5.5%
  W. 2719 Strong Rd.
  Spokane, WA 99208

2.  Directors
Howard Crosby                              632,500                   5.9%
Robert E. Jorgensen                        595,000                   5.5%
Ronald Kitching                            157,500                   1.4%
Hal Cameron                                 48,028                    *
Spenst Hansen                              106,100                    *
Carlos M. Chavez                            20,000                    *

3.  Named Executive Officers (Excluding
        Any Director Named Above)

Jerry Stacy                                 20,500                    *
John Ryan                                   22,500                    *

4.  All Directors and Executive Officers
        as a Group (8 Persons)           1,602,128                  15.0%

All shares are owned beneficially and of record, unless otherwise noted. Percentage ownership of less than 1% is marked with an asterisk (*).

(1) Mr. Crosby is a director, executive officer and 50% shareholder of Extol International Corp., a privately-held Washington corporation. As a 50% shareholder, Mr. Crosby holds indirect beneficial ownership of one-half of the restricted shares retained by Extol following the closing of the share exchange with Celebration. Also, the Board approved the release of a previously authorized grant of 200,000 restricted shares to Crosby Enterprises, Inc. for its work in putting together for the Company no fewer than five major business proposals, culminating in the reorganization with Celebration. Mr. Crosby holds indirect beneficial ownership of those restricted shares as a director, executive officer and majority shareholder of Crosby Enterprises, a private, closely-held Washington corporation. Mr. Crosby holds all remaining shares in his name, 15,000 shares of which he received in Fiscal 1995 as partial compensation for his service as a director and executive officer.

(2) Mr. Kontes owns 35,000 issued and outstanding shares, but received options to purchase 600,000 restricted shares in exchange for the options he had held in Celebration. None of these options have been exercised, but are exercisable within 60 days. For purposes of reporting beneficial ownership in this Item 12 only, the securities underlying Mr. Kontes' options are deemed outstanding and have been added to the 10,649,854 actual shares outstanding to compute the percentage owned.

(3) Mr. Miller does not own any of the actual shares that are outstanding, but received options to purchase 600,000 restricted shares in exchange for the options he had held in Celebration. None of these options have been exercised, but are exercisable within 60 days. For purposes of reporting beneficial ownership in this Item 12 only, the securities underlying Mr. Miller's options are deemed outstanding and have been added to the 10,649,854 actual shares outstanding to compute the percentage owned.

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

During Fiscal 1995, Centurion made net total advances to the Company of $38,086. The net result was a balance of approximately $300,000 owed by Royal to Centurion, which Royal repaid prior to the end of Fiscal 1995 by issuing 200,000 shares of its common stock to Centurion at the then prevailing market price of $1.50 per share. At September 30, 1995, and at September 30, 1996, the Company owed $289 to Centurion.

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

                                 PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

A.   INDEX TO SUPPLEMENTAL SCHEDULES AND EXHIBITS.
     1.   Supplemental Schedule Number I --
     Weighted Average Shares for the Year Ended September 30, 1996

                                                       Weighted
                                   Days                Average
Date Issued          Shares        Outstanding         Shares
___________________  ___________    ___________        _____________
October 1, 1995        7,757,063        366               7,757,063
October 4, 1995          200,000        362                 197,814
October 11, 1995          15,000        355                  14,549
October 26, 1995          13,000        340                  12,077
November 10, 1995         17,700        325                  15,717
November 20, 1995          2,500        315                   2,152
December 4, 1995           3,000        301                   2,467
December 20, 1995        135,000        285                 105,123
December 20, 1995         14,200        285                  11,057
December 29, 1995        375,300        276                 317,987
December 29, 1995         30,750        276                  23,189
December 29, 1995         25,000        276                  18,852
January 4, 1996           60,000        270                  44,262
January 11, 1996         200,000        263                 143,716
January 16, 1996           3,000        258                   2,115
January 29, 1996           7,500        245                   5,020
February 12, 1996          3,000        231                   1,893
March 1, 1996              3,000        213                   1,746
March 5, 1996              1,700        209                     971
March 14, 1996            20,000        200                  10,929
March 20, 1996            31,875        194                  16,895
March 21, 1996             3,000        193                   1,582
April 1, 1996             68,000        182                  33,814
April 2, 1996             66,667        181                  32,969
April 3, 1996              1,700        180                     836
April 4, 1996             50,000        179                  24,454
April 5, 1996              5,000        177                   2,418
April 17, 1996            70,000        166                  31,749
April 18, 1996            47,500        165                  21,414
April 24, 1996           200,000        159                  86,885







                                                       Weighted
                                   Days                Average
Date Issued          Shares        Outstanding         Shares
___________________  ___________    ___________        _____________
April 25, 1996            66,666        158                  28,779
April 26, 1996             2,900        157                   1,244
April 26, 1996           120,000        157                  51,475
April 29, 1996            41,667        154                  17,532
April 29, 1996             3,000        154                   1,262
May 6, 1996               41,000        147                  16,467
May 6, 1996 (cancel)    -103,334        147                 -41,503
May 14, 1996             150,000        139                  56,967
May 24, 1996               8,000        129                   2,820
June 6, 1996               1,500        116                     475
June 30, 1996 (cancel)   -10,000         92                  -2,514
July 1, 1996              95,500         91                  23,745
July 1, 1996             250,000         91                  62,158
July 19, 1996            115,000         73                  22,937
July 23, 1996            272,500         69                  51,373
July 29, 1996             15,000         63                   2,582
July 30, 1996 (cancel)   -25,000         63                  -4,303
August 19, 1996          200,000         42                  22,951
September 30, 1996       -25,000          0                       0

       TOTAL SHARES:  10,649,854      WEIGHTED AVERAGE:   9,221,191
                      ==========                          =========

     2.   Supplemental Schedule No. II --
     Weighted Average Shares, For the Year Ended September 30, 1995

                                                       Weighted
                                   Days                Average
Date Issued          Shares        Outstanding         Shares
___________________  ___________    ___________        _____________
February 17, 1994      3,450,000        304               3,450,000
January 17, 1995         416,250        256                 350,526
March 21, 1995           262,500        193                 166,653
March 25, 1995            15,000        189                   9,326
August 8, 1995         2,434,563         53                 424,447
September 13, 1995       166,000         17                   9,283
September 29, 1995       800,000          1                   2,632
September 29, 1995        12,750          1                      42
September 29, 1995       200,000          1                     658

      TOTAL SHARES:    7,757,063         WEIGHTED AVERAGE: 4,413,566
                       =========                           =========

     3.  Supplemental Schedule No. III --
     Weighted Average Shares, For the Period From Inception on February 17, 1994, Through November 30, 1994

                                                       Weighted
                                   Days                Average
Date Issued          Shares        Outstanding         Shares
___________________  ___________    ___________        _____________
February 17, 1994               0        286                       0
May 1, 1994             2,250,000        213               1,675,699
July 16, 1994           1,050,000        137                 502,972
August 20, 1994           150,000        102                  53,497

       TOTAL SHARES:  3,450,000        WEIGHTED AVERAGE:   2,232,168
                      =========                            =========

     4.  Supplemental Schedule No. IV --
     Weighted Average Shares, For the Period From Inception on February 17,
     1994
     Through September 30, 1996

                                                       Weighted
                                   Days                Average
Date Issued          Shares        Outstanding         Shares
___________________  ___________    ___________        _____________
February 17, 1994              0        956                       0
May 1, 1994            2,250,000        883               1,675,699
July 16, 1994          1,050,000        807                 502,972
August 20, 1994          150,000        742                  53,497
January 17, 1995         416,250        622                 350,526
March 21, 1995           262,500        559                 166,653
March 25, 1995            15,000        555                   9,326
August 8, 1995         2,434,563        419                 424,447
September 13, 1995       166,000        383                   9,283
September 29, 1995       800,000        367                   2,632
September 29, 1995        12,750        367                      42
September 29, 1995       200,000        367                     658
October 4, 1995          200,000        362                 197,814
October 11, 1995          15,000        355                  14,549
October 26, 1995          13,000        340                  12,077
November 10, 1995         17,700        325                  15,717
November 20, 1995          2,500        315                   2,152
December 4, 1995           3,000        301                   2,467
December 20, 1995        135,000        285                 105,123
December 20, 1995         14,200        285                  11,057
December 29, 1995        375,300        276                 317,987
December 29, 1995         30,750        276                  23,189
December 29, 1995         25,000        276                  18,852
January 4, 1996           60,000        270                  44,262
January 11, 1996         200,000        263                 143,716
January 16, 1996           3,000        258                   2,115
January 19, 1996          12,000        255                   8,361
January 29, 1996           7,500        245                   5,020
February 12, 1996          3,000        231                   1,893


                                                       Weighted
                                   Days                Average
Date Issued          Shares        Outstanding         Shares
___________________  ___________    ___________        _____________
March 1, 1996              3,000        213                   1,746
March 5, 1996              1,700        209                     971
March 14, 1996            20,000        200                  10,929
March 20, 1996            31,875        194                  16,895
March 21, 1996             3,000        193                   1,582
April 1, 1996             68,000        182                  33,814
April 2, 1996             66,667        181                  32,969
April 3, 1996              1,700        180                     836
April 4, 1996             50,000        179                  24,454
April 5, 1996              5,000        177                   2,418
April 17, 1996            70,000        166                  31,749
April 18, 1996            47,500        165                  21,414
April 24, 1996           200,000        159                  86,885
April 25, 1996            66,666        158                  28,779
April 26, 1996             2,900        157                   1,244
April 26, 1996           120,000        157                  51,475
April 29, 1996            41,667        154                  17,532
April 29, 1996             3,000        154                   1,262
May 6, 1996               41,000        147                  16,467
May 6, 1996 (cancel)    -103,334        147                 -41,503
May 14, 1996             150,000        139                  56,967
May 24, 1996               8,000        129                   2,820
June 6, 1996               1,500        116                     475
June 30, 1996 (cancel)   -10,000         92                  -2,514
July 1, 1996              95,500         91                  23,745
July 1, 1996             250,000         91                  62,158
July 19, 1996            115,000         73                  22,937
July 23, 1996            272,500         69                  51,373
July 29, 1996             15,000         63                   2,582
July 30, 1996 (cancel)   -25,000         63                  -4,303
August 19, 1996          200,000         42                  22,951
September 30, 1996       -25,000          0                       0

      TOTAL SHARES:   10,649,854      WEIGHTED AVERAGE:   5,596,841
                      ==========                         ==========

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


Exh. No.  Sec No.   Name Of Document
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

------------------------------------------------------------------------------
                                 SIGNATURES
------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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