Form 10-Q
period 1996-12-31
ROYAL SILVER MINES INC
filed 1997-02-13
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED:  December 31, 1996

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM:

                    __________________________________
                    Commission File Number:    0-25170
                    __________________________________

                          ROYAL SILVER MINES, INC.
          (Exact name of registrant as specified in its charter)

                UTAH                            87-0306609
    (State or other jurisdiction of         (I.R.S. Employer
      Incorporation or organization)         Identification Number)


         10220 N. Nevada, Suite 230, Spokane, WA        99218
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

                    Yes    (X)            No  ______

The number of shares outstanding at December 31, 1996: 10,721,104

PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 7 to 33. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of December 31, 1996 and September 30, 1996, and the results of operations, stockholders' equity and cash flows for the three months ended December 31, 1996 and 1995, and from inception on February 17, 1994 through December 31,1996, in conformance with generally accepted accounting principles.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to December 31, 1996, the Company accumulated a deficit of $3,397,141.

At December 31, 1996, $4,801,941 of the Company's total assets of $5,286,472 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At December 31, 1996, the Company had working capital of $390,852. This amount is a significant improvement in liquidity and capital resources from its position of negative working capital of ($3,068) at December 31, 1995. In the three months ending December 31, 1996, the Company's working capital has decreased by $295,721 (from $686,573 at September 30) because of the absence of cash stock sales in this quarter, the presence of ongoing administrative expenses being funded by diminishing cash resources, and the reduction of short-term debt. During the same three month period, the Company's cash decreased from $688,716 to $347,505.

In the first quarter of fiscal 1997, the Company reduced its short-term debt position from $60,000 to $35,000 by paying off a $25,000 promissory note. In the same quarter, the Company reduced its accrued expenses and accounts payable. Accordingly, the Company's current liabilities shrank from $119,867 at September 30, 1996 to $81,245 at December 31, 1996.

The Company has estimated that it will need capital resources of approximately $40,000-50,000 per month to meet its estimated expenditures for fiscal 1997. In 1996, acting on instructions from the Board, several key members of management, in particular the CEO of the Company, met with experienced financial and investment firms through out Europe and North America and negotiated the preliminary terms and arrangements for such capital fund raising. During the third fiscal quarter of 1996, the Company raised $876,053 in funds, primarily through the private placement of shares and warrants. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1996, RESPECTIVELY. General and administrative expenses decreased from $363,359 during the first quarter of fiscal 1996 to $340,173 during the first quarter of fiscal 1997. This decrease is principally due to reductions in consulting expenses and amortization expense which in aggregate more than offset increased compensation to officers and directors. As a result, during the first quarter of fiscal 1996 compared to the first quarter of 1997, the net loss decreased from $366,109 to $339,324, while the net loss per share decreased from $0.05 to $0.03.

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

               None.

     Item 5.   Other Information.

               None.

     Item 6.   Exhibits and Reports on Form 8-K.

               None.

_____________________________________________________________________________
                                 SIGNATURES
_____________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL SILVER MINES, INC.


/s/ Howard Crosby                              February 13, 1997
____________________________________   Dated: _________________
By:  Howard Crosby
Its:  Chief Executive Officer


/s/ Robert Jorgensen                           February 13, 1997
___________________________________    Dated: _________________
By:  Robert Jorgensen
Its:  Principal Accounting Officer

                     ROYAL SILVER MINES, INC.
                  (A Development Stage Company)

                      Financial Statements

               December 31, 1996 and September 30, 1996



                          C O N T E N T S


Independent Auditor's Report                             F1

Balance Sheets                                           F2-3

Statements of Operations                                 F4

Statements of Stockholders' Equity                       F5-10

Statements of Cash Flows                                 F11-13

Notes to the Financial Statements                        F14


                                (Company Logo)
                           Williams & Webster, P.S.
                         Certified Public Accountants
                           Seafirst Financial Center
                         601 W. Riverside, Suite 1970
                            Spokane, WA 99201-0611
                              Tel: (509) 838-5111
                              Fax: (509) 624-5001

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                      INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of September 30, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended, and from inception on February 17, 1994 through September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Royal Silver Mines, Inc. as of September 30, 1995 were audited by other auditors whose report dated December 5, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Silver Mines, Inc. as of September 30, 1996, and the results of their operations and their cash flows for the year then ended and from inception on February 17, 1994 through September 30, 1996 in conformity with generally accepted accounting principles.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 13, 1996

ROYAL SILVER MINES, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                 December 31,    September 30,
                                                     1996            1996
                                                 (Unaudited)      (Audited)
                                                ______________  _____________
ASSETS
  CURRENT ASSETS
     Cash                                        $    347,505   $    688,716
     Note receivable                                  100,000        100,000
     Interest receivable                                4,166            333
     Prepaid expenses                                  20,426         17,391
                                                ______________  _____________

          TOTAL CURRENT ASSETS                        472,097       806,440
                                                ______________  _____________

  MINERAL PROPERTIES                                4,801,941      4,785,665
  PROPERTY AND EQUIPMENT
     Furniture and equipment                           15,185         15,802
     Less - accumulated depreciation                   (2,985)        (2,809)
                                                ______________  _____________

          TOTAL PROPERTY AND EQUIPMENT                 12,200         12,993
                                                ______________  _____________
  OTHER ASSETS
     Deferred debt issuance costs, net                    -              -
     Organization costs, net                              234            259
                                                ______________  _____________

          TOTAL OTHER ASSETS                              234            259
                                                ______________  _____________

TOTAL ASSETS                                    $   5,286,472   $  5,605,357
                                                ==============  =============

















  The accompanying notes are an integral part of these financial statements.
                                        F-2

ROYAL SILVER MINES, INC.
(A Development Stage Company)
BALANCE SHEETS (Continued)

                                                 December 31,    September 30,
                                                     1996            1996
                                                 (Unaudited)      (Audited)
                                                 ______________  _____________
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                            $     15,083    $    25,135
     Payable to related parties                           -              289
     Accrued expenses                                  31,162         34,443
     Notes payable                                     35,000         60,000
                                                 ______________  _____________

  TOTAL CURRENT LIABILITIES                            81,245        119,867
                                                 ______________  _____________

  LONG-TERM DEBT                                          -              -

  COMMITMENTS AND CONTINGENCIES                           -              -

  SHAREHOLDERS' EQUITY
     Common stock, $.01 par value;
       40,000,000 shares authorized,
       10,721,104 and 10,649,854 shares
       issued and outstanding, respectively           107,211         106,499
     Additional paid-in capital                     8,495,157       8,436,808
     Deficit accumulated during
       development stage                           (3,397,141)     (3,057,817)
                                                 ______________  _____________

  TOTAL SHAREHOLDERS' EQUITY                        5,205,227       5,485,490
                                                 ______________  _____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,286,472    $  5,605,357
                                                 ==============  =============















  The accompanying notes are an integral part of these financial statements.
                                        F-3

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                 Period From
                                                                 February 17,
                                                                    1994
                                   Three months   Three months   (inception)
                                       ended         ended         through
                                    December 31,   December 31,  December 30,
                                       1996           1995           1996
                                   _____________  _____________  _____________
REVENUES                           $        -     $       -      $       -
                                   _____________  _____________  _____________
GENERAL AND ADMINISTRATIVE EXPENSES

   Mineral leases                           -           2,270          8,965
   Depreciation and amortization          9,587        20,448        107,656
   Officers and directors
       compensation                      73,625        42,600        905,573
   General and administrative           256,961       298,041       1,908,967
                                   _____________  _____________  _____________

     Total expenses                     340,173       363,359      2,931,161
                                   _____________  _____________  _____________

OPERATING LOSS                         (340,173)     (363,359)    (2,931,161)
                                   _____________  _____________  _____________
OTHER EXPENSES
   Interest income                        3,833           -            3,833
   Interest expense                      (1,215)       (2,750)       (73,306)
   Loss on disposition of assets         (1,769)          -         (346,507)
                                   _____________  _____________  _____________
     Total other expenses                   849        (2,750)      (415,980)

                                   _____________  _____________  _____________

NET LOSS                           $   (339,324)  $  (366,109)  $ (3,347,141)
                                   =============  =============  =============

NET LOSS PER COMMON SHARE          $      (0.03)  $     (0.05)  $      (0.51)
                                   =============  =============  =============
WEIGHTED AVERAGE  NUMBER OF
COMMON SHARES OUTSTANDING            10,701,742     8,009,916      6,621,722
                                   =============  =============  =============








  The accompanying notes are an integral part of these financial statements.
                                     F-4

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance
February 17,
1994                -    $      -     $       -     $       -     $       -
             ___________ ___________  ____________  ____________  ____________
Issuance in
  May 1994
  of shares
  at $.002
  per share
  to officers
  and directors
  in exchange
  for assignment
  of mining
  property
  option       2,250,000      22,500       (18,500)         -           4,000
Issuance in
  July 1994 of
  shares for
  cash at $.402
  in private
  placement,
  net of costs 1,050,000      10,500       411,116          -         421,616
Issuance in
  August 1994
  of shares to
  a director
  in exchange
  for services,
  valued at
  $.417 per
  share          150,000       1,500       61,000           -          62,500
Net loss for
  the year
  ended
  November
  30, 1994          -           -            -         (211,796)     (211,796)
            ____________ ___________  ____________  ____________  ____________
Balance,
  November
  30, 1994     3,450,000      34,500      453,616      (211,796)      276,320
            ____________ ___________  ____________  ____________  ____________


  The accompanying notes are an integral part of these financial statements.
                                     F-5

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance, forward
  November
  30, 1994     3,450,000      34,500      453,616      (211,796)      276,320
            ____________ ___________  ____________  ____________  ____________
Issuance of
  shares in
  debt offering
  at $.03
  per share      416,250       4,163        9,712           -          13,875
Issuance of
  shares for
  mineral
  properties
  valued at
  $1.00 per
  share          262,500       2,625      259,875           -         262,500
Issuance of
  shares for
  cash at $1.00
  per share       15,000         150       14,850           -          15,000
Stock issuance
  costs              -           -        (58,202)          -         (58,202)
Issuance of
  shares to
  acquire
  Consolidated
  Royal Mines,
  Inc. at $.15
  per share    2,434,563      24,346       335,750           -         360,096
Issuance of
  shares to
  directors and
  employees for
  services at
  prices ranging
  from $2.00
  to $2.50
  per share      12,750         127        29,473           -          29,600
            ____________ ___________  ____________  ____________  ____________
Balance
  forward     6,591,063      65,911     1,045,074      (211,796)      899,189
            ____________ ___________  ____________  ____________  ____________


  The accompanying notes are an integral part of these financial statements.
                                     F-6

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance,
forward       6,591,063      65,911     1,045,074      (211,796)      899,189
             ____________ ___________  ____________  ____________  ___________
Issuance of
  shares in
  exchange for
  mineral
  properties
  at prices
  ranging
  from $3.13
  to $3.25
  per share     800,000       8,000     2,530,126           -       2,538,126
Issuance of
  shares for
  cash at
  prices
  ranging from
  $1.50 to
  $2.00 per
  share         166,000       1,660       247,340           -         249,000
Issuance of
  shares in
  exchange for
  debt at $1.50
  per share     200,000       2,000       298,000           -         300,000
Net loss for
  the ten months
  ended September
  30, 1995          -           -             -         (750,939)    (750,939)
            ____________ ___________  ____________  ____________  ____________
Balance,
September 30,
1995          7,757,063  $   77,571   $  4,120,540  $   (962,735) $ 3,235,376
            ____________ ___________  ____________  ____________  ____________
Issuance of
  shares for
  cash at
  $1.50 per
  share       1,176,832      11,769      1,754,010           -      1,765,779
            ____________ ___________  ____________  ____________  ____________
Balance
  forward     8,933,895      89,340      5,874,550      (962,735)   5,001,155
            ____________ ___________  ____________  ____________  ____________

  The accompanying notes are an integral part of these financial statements.
                                     F-7
ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance,
  forward     8,933,895       89,340     5,874,550      (962,735)   5,001,155
             ___________ ___________  ____________  ____________  ____________
Issuance of
  shares to
  directors and
  employees for
  services at
  $1.50
  per share     222,700        2,227       331,823           -        334,050
Issuance of
  shares in
  exchange for
  debt and accrued
  interest
  at $1.50
  per share     406,050        4,060       605,015           -        609,075
Issuance of
  shares for
  cash at
  $2.20
  per share     150,000        1,500       328,500           -        330,000
Issuance of
  warrants for
  cash at $.05
  per warrant       -            -          41,068          -          41,068
Issuance of
  shares for
  cash at
  $1.62
  per share      65,000          650       104,650          -         105,300
Issuance of
  shares for cash
  to directors and
  employees
  at prices
  ranging
  from $1.62
  to $2.08
  per share     107,500        1,075       181,175         -          182,250
            ____________ ___________  ____________  ____________  ____________
Balance
  forward     9,885,145       98,852     7,466,781    (962,735)     6,602,898
            ____________ ___________  ____________  ____________  ____________

  The accompanying notes are an integral part of these financial statements.
                                       F-8
ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance,
  forward     9,885,145       98,852     7,466,781    (962,735)     6,602,898
             ___________ ___________  ____________  ____________  ____________
Issuance of
  shares for
  cash at
  $0.75
  per share      200,000       2,000       147,985            -       149,985
Issuance of
  shares for
  cash at $1.70
  per share      250,000       2,500       422,500            -       425,000
Cancellation
  of 35,000
  shares
  received in
  exchange for
  return of
  mining
  property       (35,000)       (350)     (109,025)          -       (109,375)
Payment to
  Centurion Mines
  for option to
  repurchase
  stock              -           -             -         (50,000)     (50,000)
Issuance of
  shares for
  joint venture
  in mining
  property
  at $1.50
  per share      100,000       1,000       149,000           -        150,000
Repurchase of
  25,000 shares
  issued for
  joint venture
  at $1.40
  per share      (25,000)       (250)      (34,750)          -        (35,000)
            ____________ ___________  ____________  ____________  ____________
Balance
  forward     10,375,145     103,752     8,042,491    (1,012,735)   7,133,508
            ____________ ___________  ____________  ____________  ____________


  The accompanying notes are an integral part of these financial statements.
                                     F-9

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance,
  forward     10,375,145     103,752     8,042,491    (1,012,735)   7,133,508
             ___________ ___________  ____________  ____________  ____________
Issuance of
  shares for
  mining
  property
  at $1.50
  per share       20,000          200       29,800           -         30,000
Issuance of
  shares to
  noteholders
  for extension
  of notes
  at $1.50
  per share       39,375          394       58,669            -        59,063
Issuance of
  shares for
  services at
  $1.50
  per share      215,334         2,153     320,848            -       323,001
Stock
  issuance
  costs              -             -       (15,000)           -       (15,000)
Net loss for
  the year
  ended
  September
  30, 1996           -             -           -       (2,045,082) (2,045,082)
            ____________ ___________  ____________  ____________  ____________
Balance,
September 30,
1996          10,649,854 $   106,499  $  8,436,808  $ (3,057,817) $ 5,485,490
            ____________ ___________  ____________  ____________  ____________










  The accompanying notes are an integral part of these financial statements.
                                     F-10

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                   Common Stock                                        Total
             _________________________   Additional                    Stock-
                Number                     Paid-in     Accumulated     holders
             of  Shares       Amount       Capital       Deficit       Equity
             ___________ ___________  ____________  ____________  ____________
Balance,
  forward    10,649,854 $   106,499  $  8,436,808  $ (3,057,817) $ 5,485,490
             ___________ ___________  ____________  ____________  ____________

Stock issuance
  costs             -           -         (30,000)          -        (30,000)
Issuance of
  shares for
  services at
  $1.25 per
  share          71,250         712        88,349           -         89,061
Net loss for
  the three
  months ended
  December 31,
  1996              -           -             -        (339,324)    (339,324)
             ___________ ___________  ____________  ____________  ____________
             10,721,104 $   107,211  $  8,495,157  $ (3,397,141) $ 5,205,227
             =========== ===========  ============  ============  ============


























  The accompanying notes are an integral part of these financial statements.
                                    F-11

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    From
                                                                 February 17,
                                Three Months    Three Months  1994 (Inception)
                                   Ended           Ended          Through
                                December 31,     December 31,    December 31,
                                    1996            1995            1996
                               ______________  ______________  ______________
Cash flows from operating
  activities:
  Net loss                     $    (339,324)  $    (366,109)  $  (3,347,141)
                               ______________  ______________  ______________
  Adjustments to reconcile
  net loss to net cash used
  by operating activities:
     Gain on sale of equipment        1,769               -            1,769
     Depreciation and
       amortization                   9,587            20,448        110,203
     Issuance of common stock
       for services                  89,061            78,600        838,214
     Write-off of joint
       venture costs                    -                 -          150,000
  Changes in assets and liabilities:
     Note receivable                    -                 -         (100,000)
     Interest receivable             (3,833)              -           (4,166)
     Prepaid expenses               (11,241)           (3,195)       (28,636)
     Other assets                       -                 -           (3,801)
     Accounts payable               (10,053)           30,748         15,083
     Accrued expenses                (3,282)           10,092         31,162
     Payable to related parties        (289)              -          300,000
                                ______________  ______________  ______________
  Net cash used in operating
    activities                     (267,605)         (229,416)    (2,037,313)
                                ______________  ______________  ______________
Cash flows from investing
    activities:
   Sale of assets                       500               -              500
   Purchase and development of
     mineral properties             (16,276)         (237,191)    (1,621,112)
   Purchase of fixed assets          (2,830)           (2,117)       (18,632)
                                ______________  ______________  ______________
Net cash provided used in
     investing activities           (18,606)         (239,308)    (1,639,244)
                                ______________  ______________  ______________







  The accompanying notes are an integral part of these financial statements.
                                    F-12

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    From
                                                                 February 17,
                                Three Months    Three Months  1994 (Inception)
                                   Ended           Ended          Through
                                December 31,     December 31,    December 31,
                                    1996            1995            1996
                               ______________  ______________  ______________
Cash flows from financing
     activities:
   Stock issuance and offering
     costs                          (30,000)            -           (174,835)
   Proceeds received on
     long-term debt                     -               -            675,000
   Payments made on notes payable   (25,000)            -           (139,206)
   Issuance of common stock for
      cash                              -           559,500        3,659,814
   Payment for option to
     repurchase stock                   -               -            (50,000)
   Issuance of common stock
      for accrued interest              -               -             38,158
   Issuance of common stock for
      extension of notes payable
      maturation                        -               -             59,063
   Payment for return of stock
      issued for mining property
      interest                          -               -            (35,000)
   Payment of joint venture costs       -               -            (50,000)
   Issuance of warrants for cash        -               -             41,068
                                ______________  ______________  ______________
Net cash provided by financing
   activities                       (55,000)        559,500        4,024,062
                                ______________  ______________  ______________
Net increase in cash            $  (341,211)    $    90,776     $    347,505

Cash, beginning of period           688,716         151,698              -
                                ______________  ______________  ______________

Cash, end of period             $   347,505     $   242,474     $    347,505
                                ==============  ==============  ==============











  The accompanying notes are an integral part of these financial statements.
                                    F-13

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    From
                                                                 February 17,
                                Three Months    Three Months  1994 (Inception)
                                   Ended           Ended          Through
                                December 31,     December 31,    December 31,
                                    1996            1995            1996
                               ______________  ______________  ______________
Supplemental cashflow disclosure:

   Income taxes                 $         -     $         -     $        350
   Interest                     $       5,000   $         -     $     28,398

Non-cash financing activities:
   Common stock issued for
     services rendered          $      89,061   $      78,600   $    838,212
   Common stock issued for
      mineral properties        $         -     $         -     $  2,980,626
   Common stock issued for
      exchange for debt         $         -     $     609,075   $    922,950
   Common stock issued in
      acquisition of
      Consolidated Royal
      Mines, Inc.               $         -     $         -     $    360,096
   Option rights acquired in
     exchange for a payable     $         -     $         -     $     79,000
   Common stock issued for
   assignment of mining
    property options            $         -     $         -     $      4,000





















  The accompanying notes are an integral part of these financial statements.
                                    F-14

                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

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

The $4,801,941 cost of mineral properties included in the accompanying balance sheet as of December 31, 1996 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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



                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Spokane, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's cash balance exceeds that amount by $247,505 at December 31, 1996.






                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

Provision For Taxes

At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,130,000 that may be offset against future taxable income through 2011 No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviewed its long-lived assets at December 31, 1996, and concluded that no events or change in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

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

NOTE 3 - MINERAL PROPERTIES

Utah Mining Property Joint Venture

In October 1994, Celebration and United Silver Mine, Inc., (United ) entered into a joint venture agreement, whereby Celebration could acquire up to an 80% interest in a mining property located in the State of Utah. Under the terms of the agreement, United contributed real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture.







                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

NOTE 3 - MINERAL PROPERTIES (Continued)

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through December 31, 1996, no further funds toward the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property.

Shoshone County Idaho Mineral Lease

In February 1995, Celebration entered into an agreement to acquire a fifty-year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated Idaho state leases. In connection with this lease, Celebration paid $50,000 and issued 175,000 shares of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration subsequently paid $950,000 for the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property.

Australian Mineral Property Joint Venture

In March 1995, Celebration entered into a joint venture agreement with an Australian company for exploration of a certain mineral property in Australia. Under the original terms of the joint venture agreement, Celebration acquired a 10% interest by paying $100,000 in April 1995. No additional funds where paid or required to be paid subsequent to the initial payment.

Washington and Idaho Mineral Properties

During the year ended September 30, 1995, Celebration purchased through the issuance of 800,000 shares of its common stock, various mineral properties located in the States of Washington and Idaho. The mineral properties were recorded at the fair market value of the shares paid on the date of issuance ranging from $3.13 to $3.25 per share for a total purchase price of $2,538,126.

In May 1996, the Company sold back the Frisco Standard Silver Mine to its original seller in exchange for the same price (35,000 shares of Royal stock) received by the seller when the mine was purchased. The shares received were canceled and no gain or loss was recorded on the transaction.
                                     F-18

                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

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

The total mineral properties at December 31, 1996 are classified as follows:

          Mineral properties under joint ventures            $    366,510
          Other mineral properties                              4,435,431
                                                             _____________
          Total Mineral Properties                           $  4,801,941
                                                             =============

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

                  Description                    Useful Lives
                  ___________________________    ____________
                  Deferred debt issuance costs       1 year
                  Organization costs                 5 years

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

                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

NOTE 6 - COMMON STOCK (Continued)

During the year ended September 30, 1995, Celebration issued 975,000 shares of common stock in exchange for mineral properties (See Note 3) and sold 176,000 shares of common stock for $264,000 cash.

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $1.50 per share in payment of $300,000 of outstanding debt (See Note 9). The Company also issued 277,500 shares in connection with the issuance of notes payable (See Note 9). (See also the disclosure in Note 1).

During the year ended September 30, 1996, the Company sold 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 222,700 shares to directors and employees for services rendered valued at $1.50 per share, which is the fair market value of the shares on the date of issuance.

Also during the year ended September 30, 1996, the Company issued 100,000 shares of its common stock for a joint venture in a mining property and 20,000 common shares for a mining property (See Note 11.) The stock issued was valued at $1.50 per share, which is the fair market value to the shares at the date of issuance.

In the same twelve-month period, the Company also issued 406,050 shares of its common stock in payment of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the Company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $1.50 each, which is the fair market value of the shares when issued.

Also during the year ended September 30, 1996, the Company issued 215,334 shares of its common stock for services received. The shares were valued at $1.50 per share, which was the fair market value of the shares at the date of issuance.

During the three months ended December 31, 1996, the Company issued 71,250 shares of its common stock for services received. The shares were valued at $1.25 per share, which was the fair market value at the date of issuance.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 1996, 12,750 shares of common stock have been awarded under the Plan.




                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of December 31, 1996, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999.

On March 22, 1996, the Board of Directors approved the issuance of warrants to an investor to purchase 625,000 shares of common stock of the Company in partial completion of a private placement of stock. These warrants are exercisable until September 30, 1998, at a price of $1.50 per share, which is 67% of the closing price on March 22, 1996.

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants are exercisable until April 12, 1997 at prices ranging from $2.50 to $2.625 per share. As of December 31, 1996, 320,666 warrants have been issued (but not exercised) for a total amount of $41,068.

NOTE 8 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at December 31, 1996 and September 30, 1996:

                                       December 31,           September 30,
                                          1996                    1996
                                      _____________           _____________
Applicable to:
     Common stock                       $8,454,089              $8,395,740
     Stock warrants                         41,068                  41,068
                                      _____________           _____________
                                        $8,495,157              $8,436,808
                                      =============           =============





                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

NOTE 9 - NOTES PAYABLE

In February 1995, Celebration raised $555,000 through the issuance of promissory notes. During the second quarter ended March 31, 1996, $470,000 of the total amount plus accrued interest of $29,265 was converted into 332,800 shares of the Company's common stock, leaving an amount owing of $85,000, which was further reduced by cash payments to $35,000 at December 31, 1996. The notes bear interest at 10% per annum and will be due on the earlier of January 1, 1997 or the closing of any public offering of equity securities by the Company. The note holders also received 277,500 shares of Celebration's common stock. A 10% commission was charged by an underwriter on the sale of almost all of the notes.

In April 1995, Celebration raised $120,000 in 10% convertible debentures. In late 1995, $105,000 of the total amount plus accrued interest of $4,810 was converted into 73,250 shares of the Company's common stock, leaving an amount owing of $15,000. During the third quarter ended December 31, 1996, this remaining $15,000 plus accrued interest was paid.

NOTE 10- FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make additional lease payments subsequent to December 31, 1996 as follows:

              Year Ended
             September 30,                                 Amount
             _____________                                _________
                 1997                                      $  5,351
                 1998                                         4,500
                 1999                                         4,500
                 2000 and thereafter                         22,500
                                                          _________
                      Total                                $ 36,851
                                                          =========

NOTE 11- OPTIONS WITH PLACER MINING CORPORATION

In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho whereby the Company could acquire a joint venture interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. After issuing 100,000 shares valued at $1.50 per share and spending a non-refundable $50,000 on this option, the Company elected to renegotiate this option agreement and entered into a second option agreement with Placer on September 18, 1996.






                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

NOTE 11- OPTIONS WITH PLACER MINING CORPORATION (Continued)

In the second agreement, the Company paid $100,000 in September 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In order to exercise this option, the Company must issue 500,000 shares of its common stock to Placer by May 10, 1997 and pay Placer either $7,000,000 by that date or $4,000,000 by that date and $3,500,000 by May 10, 1998. Under the terms of this agreement, the Company will pay Placer a 2 3/4% net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging from $100,000 (in 1999) to $250,000 (in years 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

At December 31, 1996, the Company had expended $101,715 in option and related expenses toward the purchase of the Bunker Hill Mine. These costs are included in the cost of mineral properties (Note 3) on the Company's balance sheet.

NOTE 12 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION

In September 1996, the Company executed an agreement with Centurion Mines Corporation ("Centurion") whereby the Company acquired an option from Centurion to purchase up to 800,000 shares of its common stock held by Centurion for the exercise price of $1.75 per share during the two-year period ending September 30, 1998. The cost of this two-year stock purchase option was $50,000, which was paid by the Company and charged to stockholders' equity (accumulated deficit).

At December 31, 1996, no shares were acquired from Centurion under this option agreement.

NOTE - 13  SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the following material events have occurred:

1. On February 5, 1997, the Company filed Form 8-K with the Securities and Exchange Commission in order to report two transactions.

A. On January 25, 1997, two of the Company's officer-directors resigned and on February 5, 1997 one of those open seats was filled.

B. On January 30, 1997, the Company sold 200,000 "units" at $0.75 per unit for $150,000 cash. Each unit consists of one share of common stock and one warrant to purchase one additional share of common stock at $1.25 per share within the next two years. The Company also granted the purchaser an option to purchase an additional 335,000 units on February 14, 1997 and an additional 800,000 units on March 3, 1997.

As of February 12, 1997, none of the warrants or options had been exercised.



                           ROYAL SILVER MINES, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              December 31, 1996

NOTE - 13  SUBSEQUENT EVENTS

2. On February 7, 1997, the Company filed Form SB-2 with the Securities and Exchange Commission in order to register 625,000 warrants, 625,000 common shares issuable upon the exercise of those warrants, and 166,000 shares of common stock held outside of the Company.

3. On February 10, 1997, the Company announced that it has negotiated an option to buy 12 different potential mine sites in Argentina. Under the agreement, the Company can buy the properties on or before March 1, 2000, by paying $4,500,000 in cash or $5,500,000 in Royal Silver common stock, subject to certain conditions including the seller's retention of a 1.95% net smelter royalty on the mines.





































