Form 10-Q
period 1997-03-31
ROYAL SILVER MINES INC
filed 1997-05-14
CIK 933157

_________________________________________________________________
_________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM:

                  ----------------------------------
                  Commission File Number:    0-25170
                  ----------------------------------

                       ROYAL SILVER MINES, INC.
        (Exact name of registrant as specified in its charter)

UTAH                                    91-29382934
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification Number)


10220 N. Nevada, Suite 230, Spokane, WA           99218
(Address of Principal Executive Offices)          (Zip Code)

                            (509) 466-3144
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ x ]            No    [   ]

The number of shares outstanding at March 31, 1997: 13,319,104 shares

_________________________________________________________________
_________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant.)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 7 to 28. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of March 31, 1997 and September 30, 1996, and the results of operations, stockholders' equity and cash flows for the six months ended March 31, 1997 and 1996, and from inception on February 17, 1994 through March 31,1997, in conformance with generally accepted accounting principles.

The accompanying financial statements consolidate the financial statements of Celebration Mining Company and Royal Silver Mines, Inc. due to the Reorganization discussed in Note 1 of the financial statements following this Report. All significant intercompany accounts and transactions have been eliminated. Also, the consolidation required a change in fiscal year-end, from November 30 (Celebration) to September 30 (Royal). The financial statements account for the Reorganization using the purchase method of
accounting (see Note 1 to the financial statements).   Celebration is
treated as the acquiring company for financial reporting purposes because its shareholders constitute greater than 50 percent of the combined shareholder group. In conformity with generally accepted accounting principles and the Registrant's accounting policy,
Celebration is recognized as the predecessor entity.   Consequently,
Celebration's assets and liabilities were not adjusted in the accompanying financial statements. The financial statements for the period from the inception of Celebration on February 17, 1994 to November 30, 1994 ("Fiscal 1994") do not include the balance sheet data or results of operations of Consolidated Royal Mines, Inc. The accompanying financial statements represent the activities of Royal Silver Mines and Celebration, but are not considered consolidated financial statements since Royal Silver is the successor to Celebration.

As discussed in greater detail under Item 2 below, a substantial portion of Registrant's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is contingent to large extent upon the success of Registrant's property transactions as a whole, the existence of economically recoverable reserves, the ability of the Registrant to obtain financing or make other arrangements for development, and upon future profitable production. Accordingly, the accompanying financial statements make no provision for any asset impairment or other adjustment that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

There is considerable risk in any mining venture, and there can be no assurance that the Registrant's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed.
Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Registrant, from inception to March 31, 1997, the Registrant accumulated a deficit of $4,129,585.

At March 31, 1997, $4,633,920 of the Registrant's total assets of $6,492,652 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Registrant to obtain financing, the Registrant's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Registrant is not successful in developing or selling these properties, has been made in the Registrant's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

The Registrant currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Registrant has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Registrant cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At March 31, 1997, the Registrant had working capital of $1,812,154. This amount is a significant improvement in liquidity and capital resources from its working capital position of $390,852 at December 31, 1996 and of $686,573 at September 30, 1996. In the three months ending March 31, 1997, the Registrant's working capital has increased by $1,421,302 primarily because of the cash stock sales of $1,868,250 in this quarter and the reduction of all remaining short-term debt. During the same three month period, the Registrant's cash increased from $347,505 to $1,730,124.

In the second quarter of fiscal 1997, the Registrant reduced its short-term debt position to $0 by paying off a $35,000 promissory note. In the same quarter, the Registrant reduced its accrued expenses and accounts payable. Accordingly, the Registrant's current liabilities shrank from $81,534 at December 31, 1996 to $34,869 at March 31, 1997. The Registrant has no long-term debt.

The Registrant has estimated that it will need minimal capital resources of approximately $40,000-50,000 per month to meet its estimated expenditures for fiscal 1997. In 1996, acting on instructions from the Board, several key members of management, in particular the CEO of the Registrant, met with experienced financial and investment firms through out Europe and North America and negotiated preliminary terms and arrangements for such capital fund raising. During the second fiscal quarter of 1997, the Registrant raised $1,871,250 in funds, primarily through the private placement of shares and warrants. The Registrant is continuing with the previously described negotiations and various alternatives to raise capital.

The Board of Directors reasonably believes that the Registrant is able to engage in nearly any size operation or scope of mining activity depending on the circumstances and merits of each proposed operation or mining activity. Accordingly, the Board has not limited the size of operation or scope of project which it believes is reasonable for management to consider in achieving the Registrant's business plan. Therefore, management has been authorized to consider and review numerous proposals and, upon satisfactory assessment, to then make a specific determination as to an estimated range of funding amounts that each such proposal reasonably might require.

Inasmuch as the Registrant has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Registrant plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Registrant's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

The Registrant consistently has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities which provide its personnel, office space, and equipment needs. The Registrant currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Registrant's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended March 31, 1996 and March 31, 1997, respectively.

General and administrative expenses increased from $414,189 during the first and second quarters of fiscal 1996 to $570,271 during the first and second quarters of fiscal 1997. This increase is principally due to an increase in the cost of fundraising associated with the Registrant's recent private placements of its stock. Also, during the second quarter of fiscal 1997 the Registrant wrote off $238,887 of mineral properties associated with its investment in the Bunker Hill Mine. As a result, during the six months of fiscal 1996 compared to the first six months of fiscal 1997, the Registrant's net loss increased from $651,929 to $1,071,768, while the net loss per share increased from $0.08 to $0.10 per share.

The Registrant is unable to fully determine the impact of future transactions on its operating capital. Hence, the Registrant has determined not to incur and does not have any commitments or plans for material capital expenditures during the remainder of its current fiscal year for which it does not have a reasonably available source of payment. It is uncertain what effect this decision may have with respect to restricting capital expenditures.

On the one hand, if the Registrant were to continue such restriction, the likely effect might be adverse to the preservation of its assets and capital base, thereby narrowing the scope of plans for future operations and constricting liquidity. On the other hand, if the Registrant were to discontinue such restriction without an increase in sustained cash flow, the likely effect of that might be an increase in accumulated deficits which could be adverse to the Registrant's financial condition with respect to liabilities and stockholders' equity. Therefore, while the Registrant continues to seek a joint venture participant and additional sources of capital for financing operations during the remainder of its current fiscal year, the Registrant will continue to carefully monitor its capital expenditures.

---------------------------------------------------------------------
                              SIGNATURES
---------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL SILVER MINES, INC.



BY:  /s/ Howard Crosby                  Dated:  May 13, 1997
     Its:  Chief Executive Officer



BY:  /s/ Robert Jorgensen               Dated:  May 13, 1997
     Its:  Principal Accounting Officer

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)

                         FINANCIAL STATEMENTS

                 March 31, 1997 and December 31, 1996



                           C O N T E N T S



Accountant's Review Report                             F-1

Balance Sheets                                         F-2 - F-3

Statements of Operations                               F-4

Statements of Stockholders' Equity                     F-5 - F-9

Statements of Cash Flows                               F-10 - F-11

Notes to the Financial Statements                      F-12 - F-22

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of March 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the six months ended March 31, 1997 and 1996, and for the period from February 17, 1994 (inception) through March 31, 1997.
The review was conducted in a accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended September 30, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated December 13, 1996. We have not performed any auditing procedures since that date.





Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 9,  1997

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                   March 31,      September 30,
                                   1997           1996
                                   (Unaudited)    (Audited)

ASSETS
CURRENT ASSETS
  Cash                             $ 1,730,124    $   688,716
  Note receivable                      100,000        100,000
  Interest receivable                    4,333            333
  Prepaid expenses                      12,566         17,391
                                   -----------    -----------
     TOTAL CURRENT ASSETS            1,847,023        806,440
                                   -----------    -----------

MINERAL PROPERTIES                   4,633,920      4,785,665
                                   -----------    -----------
PROPERTY AND EQUIPMENT
  Furniture and equipment               15,185         15,802
  Less - accumulated depreciation       (3,685)        (2,809)
                                   -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT       11,500         12,993
                                   -----------    -----------

OTHER ASSETS
  Organization costs, net                  209            259
                                   -----------    -----------
     TOTAL OTHER ASSETS                    209           259
                                   -----------    -----------

TOTAL ASSETS                       $ 6,492,652    $ 5,605,357
                                   ===========    ===========













        The accompanying notes are an integral part of these
                        financial statements.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                   March 31,      September 30,
                                   1997           1996
                                   (Unaudited)    (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable              $    16,876    $    25,135
     Payable to related parties             -             289
     Accrued expenses                   17,993         34,443
     Notes payable                          -          60,000
                                   -----------    -----------
TOTAL CURRENT LIABILITIES               34,869        119,867
                                   -----------    -----------
   LONG-TERM DEBT                          -               -
                                   -----------    -----------
   COMMITMENTS AND CONTINGENCIES            -              -
                                   -----------    -----------
 SHAREHOLDERS' EQUITY
   Common stock, $.01 par value;
    40,000,000 shares authorized,
    13,319,104 and 10,649,854
    shares issued and outstanding,
    respectively                       133,191        106,499
   Additional paid-in capital       10,454,177      8,436,808
   Deficit accumulated during
    development stage               (4,129,585)    (3,057,817)
                                   -----------    -----------
TOTAL SHAREHOLDERS' EQUITY           6,457,783      5,485,490
                                   -----------    -----------
TOTAL LIABILITIES  AND
  STOCKHOLDERS' EQUITY             $ 6,492,652    $ 5,605,357
                                   ===========    ===========












         The accompanying notes are an integral part of these
                        financial statements.

(In order to file with the SEC via EDGAR, the Statements of Operations for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                      ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

                                   Three months ended
                                   March 31,      March 31,
                                   1997           1996

REVENUES                           $        -     $        -
                                   -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral properties                   238,887          3,094
  Depreciation and amortization          8,585            712
  Officers and directors
   compensation                        170,787        168,616
  General and administrative           313,021        116,148
                                   -----------    -----------
  Total expenses                       731,280        288,570
                                   -----------    -----------
OPERATING (LOSS)                      (731,280)      (288,570)
                                   -----------    -----------

OTHER INCOME (EXPENSES)
  Interest income                         167             -
  Interest expense                     (1,042)        (2,500)
  Loss on disposition of assets            -              -
                                   ----------     ----------
  Total other income (expenses)          (875)        (2,500)
                                   ----------     ----------
NET LOSS                           $ (732,155)    $ (291,070)
                                   ----------     ----------
NET LOSS PER COMMON SHARE          $    (0.06)    $    (0.03)
                                   ==========     ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          11,288,435      8,896,253
                                   ==========     ==========








        The accompanying notes are an integral part of these
                        financial statements.



(In order to file with the SEC via EDGAR, the Statements of Operations for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)



                                        Period from
                                        February 17,
               Six months ended         1994 (inception
          March 31,      March 31,      through
          1997           1996           March 31, 1997

          $         -    $       -      $        -
          ------------   ----------     -----------


              238,887         5,364         247,852
               18,172        21,160         116,241

              244,412       211,216       1,076,360
              570,271       414,189       2,222,277
          -----------    ----------     -----------
            1,071,742       651,920       3,662,730
          -----------    ----------     -----------
           (1,071,742)     (651,929)     (3,662,730)
          -----------    ----------     -----------


                4,000            -            4,000
               (2,257)       (5,250)        (74,348)
               (1,769)           -         (346,507)
          -----------    ----------     -----------
                  (26)       (5,250)       (416,855)
          -----------    ----------     -----------
          $(1,071,768)   $ (657,179)    $(4,079,585)
          -----------    ----------     -----------
          $     (0.10)   $    (0.08)    $     (0.61)
          ===========    ==========     ===========

           10,995,030     8,742,325       6,657,342
          ===========    ==========     ===========


(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)

                                   Common Stock
                              Number
                              of Shares      Amount
Balance, February 17, 1994           -       $     -

Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment
  of mining property option   2,250,000        22,500

Issuance in July 1994 of
  shares for cash at $.402
  in private placement, net
  of costs                    1,050,000        10,500

Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $.417 per share     150,000         1,500

Net loss for the year ended
  November 30, 1994                  -             -
                              ---------      --------
Balance, November 30, 1994    3,450,000        34,500

Issuance of shares in debt
  offering at $.03 per share    416,250         4,163

Issuance of shares for
  mineral properties valued
  at $1.00 per share            262,500         2,625

Issuance of shares for cash
  at $1.00 per share             15,000           150

Stock issuance costs                 -             -
                              ---------      --------
Balance forward               4,143,750      $ 41,438
                              ---------      --------


       The accompanying notes are an integral part of these
                       financial statements.



(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)




          Additional                    Total
          Paid-in        Accumulated    Stockholders'
          Capital        Deficit        Equity
          $       -      $       -      $        -





             (18,500)            -            4,000




             411,116             -          421,616




              61,000             -           62,500


                  -        (211,796)       (211,796)
          ----------     ----------     -----------
             453,616       (211,796)        276,320


               9,712             -           13,875



             259,875             -          262,500


              14,850             -           15,000

             (58,202)            -          (58,202)
          ----------     ----------     -----------
          $  679,851     $ (211,796)    $   509,493
          ----------     -----------    -----------


(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)

                                   Common Stock
                              Number
                              of Shares      Amount

Balance forward               4,143,750      $ 41,438

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share              2,434,563        24,346

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                      12,750           127

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share            800,000         8,000

Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share            166,000         1,660

Issuance of shares in exchange
  for debt at $1.50 per share   200,000         2,000

Net loss for the ten months
  ended September 30, 1995           -             -
                              ---------      --------

Balance, September 30, 1995   7,757,063      $ 77,571
                              ---------      --------





        The accompanying notes are an integral part of these
                        financial statements.



(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)




          Additional                    Total
          Paid-in        Accumulated    Stockholders'
          Capital        Deficit        Equity
          $    679,851   $ (211,796)    $   509,493




               335,750           -          360,096





                29,473           -           29,600





            2,530,126            -        2,538,126



              247,340            -          249,000


              298,000           -           300,000


                   -       (750,939)       (750,939)
          -----------    ----------     -----------

          $ 4,120,540    $ (962,735)    $ 3,235,376
          -----------    ----------     -----------


(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)

                                   Common Stock
                              Number
                              of Shares      Amount
Balance forward, 09/30/95      7,757,063     $  77,571

Issuance of shares for
  cash at $1.50 per share      1,176,832        11,769

Issuance of shares to directors
  and employees for services
  at $1.50 per share             222,700         2,227

Issuance of shares in
  exchange for debt and
  accrued interest
  at $1.50 per share             406,050         4,060

Issuance of shares for cash
  at $2.20 per share             150,000         1,500

Issuance of warrants for cash
  at $.05 per warrant                 -             -

Issuance of shares for cash
  at $1.62 per share              65,000           650

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share                107,500         1,075

Issuance of shares for cash
  at $0.75 per share             200,000         2,000

Issuance of shares for cash at
  $1.70 per share                250,000         2,500
                              ----------     ---------
Balance forward               10,335,145     $ 103,352
                              ----------     ---------


        The accompanying notes are an integral part of these
                        financial statements.



(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)




          Additional                    Total
          Paid-in        Accumulated    Stockholders'
          Capital        Deficit        Equity
          $ 4,120,540    $ (962,735)    $ 3,235,376


            1,754,010            -        1,765,779




              331,823            -          334,050




              605,015            -          609,075


              328,500            -          330,000


               41,068            -           41,068


              104,650            -          105,300




              181,175            -          182,250


              147,985            -          149,985


              422,500            -          425,000

          $ 8,037,266    $ (962,735)    $ 7,177,883


(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)

                                   Common Stock
                              Number
                              of Shares      Amount
Balance forward               10,335,145     $ 103,352

Cancelation of 35,000 shares
  received in exchange for
  return of mining property      (35,000)         (350)

Payment to Centurion Mines for
  option to repurchase stock          -             -
Issuance of shares for joint
  venture in mining property
  at $1.50 per share             100,000         1,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share                (25,000)         (250)

Issuance of shares for
  mining property at
  $1.50 per share                 20,000           200

Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share                 39,375           394

Issuance of shares for
  services at $1.50 per share    215,334         2,153

Stock issuance costs                  -             -

Net loss for the year
  ended September 30, 1996            -             -
                              ----------     ---------
Balance, 09/30/96             10,649,854     $ 106,499
                              ----------     ---------



       The accompanying notes are an integral part of these
                       financial statements.



(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)




          Additional                    Total
          Paid-in        Accumulated    Stockholders'
          Capital        Deficit        Equity
          $ 8,037,266    $  (962,735)   $  7,177,883



             (109,025)            -         (109,375)



                   -         (50,000)        (50,000)



              149,000             -          150,000



              (34,750)            -          (35,000)



               29,800              -          30,000




               58,669              -          59,063


              320,848              -         323,001

              (15,000)             -         (15,000)


                   -       (2,045,082)    (2,045,082)
          -----------    ------------   ------------
          $ 8,436,808    $ (3,057,817)  $  5,485,490
          -----------    ------------   ------------


(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            (Unaudited)

                                   Common Stock
                              Number
                              of Shares      Amount
Balance forward               10,649,854     $ 106,499

Issuance of shares for
  cash at $0.75
  per share                    2,491,000        24,910

Stock issuance costs                  -             -

Issuance of shares to
  directors and employees
  for services at
  $1.00 per share                 80,000           800

Issuance of shares
  for services at
  $1.25 per share                 98,250           982

Payment for extension
  of warrants for
  one year                            -             -

Net loss for the
  six months ended
  March 31, 1997                      -             -
                              ----------     ---------
Balance, March 31, 1997       13,319,104     $ 133,191
                              ----------     ---------











        The accompanying notes are an integral part of these
                        financial statements.



(In order to file with the SEC via EDGAR, the Statements of Shareholders' Equity for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)




          Additional                    Total
          Paid-in        Accumulated    Stockholders'
          Capital        Deficit        Equity
          $  8,436,808   $ (3,057,817)  $  5,485,490




             1,843,340             -       1,868,250

               (30,000)            -         (30,000)




                79,200             -          80,000



               121,829             -         122,811



                 3,000             -           3,000



                    -      (1,071,768)    (1,071,768)
          ------------   ------------   ------------
          $ 10,454,177   $ (4,129,585)  $  6,457,783
          ------------   ------------   ------------














       23              ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                                  Six months
                                                  ended
                                                  March 31,
                                                  1997
Cash flows from operating activities:
 Net loss                                         $ (1,071,768)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
 Loss on sale of equipment                               1,769
   Depreciation and amortization                        18,172
   Issuance of common stock for services               202,811
   Write-off of joint venture costs                         -
  Changes in assets and liabilities:
   Note receivable                                          -
   Prepaid expenses                                    (11,243)
   Interest receivable                                  (4,000)
   Mineral properties                                  238,887
   Other assets                                             -
   Accounts payable                                     (8,259)
   Accrued expenses                                    (16,450)
   Payable to related parties                             (289)
                                                  ------------
  Net cash used in operating activities               (650,370)
Cash flows from investing activities:             ------------
  Sale of assets                                           500
  Purchase and development of mineral properties       (87,142)
  Purchase of fixed assets                              (2,830)
                                                  ------------
  Net cash provided used in investing activities       (89,472)
Cash flows from financing activities:             ------------
  Stock issuance and offering costs                    (30,000)
  Proceeds received on long-term debt                       -
  Payments made on notes payable                       (60,000)
  Issuance of common stock for cash                  1,868,250
  Payment for extension of warrants                      3,000
  Payment for option to repurchase stock                   -
  Issuance of common stock for accrued interest            -
  Issuance of common stock for extension of
   notes payable maturation                                -
  Payment for return of stock issued for
   mining property interest                                 -
  Payment of joint venture costs                           -
  Issuance of warrants for cash                            -
                                                  ------------
  Net cash provided by financing activities          1,781,250
                                                  ------------
  Net increase in cash                            $  1,041,408
                                                  ------------

        The accompanying notes are an integral part of these
                        financial statements.
                                 F-10

(In order to file with the SEC via EDGAR, the Statements of Cash
Flows for Royal Silver Mines, Inc. (a development stage enterprise)
have been formatted to fit across two pages.)
                              From
                              February 17,
                              1994 Inception
          March 31,           Through
          1996                March 31, 1997

          $ (657,179)         $ (4,079,585)


                  -                  1,769
              21,160               118,788
             239,850               951,964
                  -                150,000

                  -               (100,000)
              (1,411)              (28,636)
                  -                 (4,333)
                  -                238,887
                  -                 (3,801)
             (53,926)               16,876
             (36,051)               17,993
                  -                300,000
          ----------          ------------
            (487,557)           (2,420,078)
          ----------          ------------

                -                     500
            (322,191)           (1,691,978)
              (2,117)              (18,632)
          ----------          ------------
            (324,308)           (1,710,110)
          ----------          ------------

                  -               (174,835)
                  -                675,000
                  -               (174,206)
           1,110,794             5,528,064
                  -                  3,000
                  -                (50,000)
                  -                 38,158

                  -                 59,063

                  -                (35,000)
                  -                (50,000)
                  -                 41,068
          ----------          ------------
           1,110,794             5,860,312
          ----------          ------------
          $  298,929          $  1,730,124
          ----------          ------------

(In order to file with the SEC via EDGAR, the Statements of Cash
Flows for Royal Silver Mines, Inc. (a development stage enterprise) have been formatted to fit across two pages.)
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                             Six months
                                             ended
                                             March 31,
                                             1997
Net increase in cash (balance forward)       $ 1,041,408

Cash, beginning of period                        688,716
                                             -----------

Cash, end of period                          $ 1,730,124
                                             ===========

Supplemental cashflow disclosure:

  Income taxes                               $        -
  Interest                                   $     6,042

Non-cash financing activities:

  Common stock issued for services rendered  $   202,811
  Common stock issued for mineral properties $        -
  Common stock issued for exchange for debt  $        -
  Common stock issued in acquisition of
    Consolidated Royal Mines, Inc.           $        -
  Option rights acquired in
    exchange for a payable                   $        -
  Common stock issued for assignment of mining
    property options                         $        -
















        The accompanying notes are an integral part of these
                        financial statements.
                                 F-11

(In order to file with the SEC via EDGAR, the Statements of Cash
Flows for Royal Silver Mines, Inc. (a development stage enterprise)
have been formatted to fit across two pages.)
                              From
                              February 17,
                              1994 Inception
          March 31,           Through
          1996                March 31, 1997


          $ 298,929           $ 1,730,124

            151,698                      -
          ---------           -----------

          $ 450,627           $ 1,730,124
          =========           ===========


          $      -            $       350
          $      -            $    29,440



          $ 239,850           $   951,962
          $      -            $ 2,980,626
          $ 609,075           $   922,950

          $      -            $   360,096
          $      -            $    79,000

          $      _            $     4,000


                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


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

The $4,633,920 cost of mineral properties included in the accompanying balance sheet as of March 31, 1997 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Spokane, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. One of the Company's cash accounts is a business checking account with a balance of $229,059 at March 31, 1997 which exceeds the FDIC threshold by $129,059. The remaining cash account is a "liquid asset account" in the amount of $1,500,000, which is invested in a portfolio of U.S. Treasury notes/bonds.

Provision For Taxes
At March 31, 1997, the Company had net operating loss carryforwards of approximately $3,800,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards
In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviewed its long-lived assets at March 31, 1997 and concluded that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


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

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through March 31, 1997, no further funds toward the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property.

Shoshone County Idaho Mineral Lease (Crescent Mine)
In February 1995, Celebration entered into an agreement to acquire a fifty-year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated Idaho state leases. In connection with this lease, Celebration paid $50,000 and issued 175,000 shares of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration subsequently paid $950,000 for the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

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

Argentina Properties
On February 10, 1997 the Company announced that it has negotiated an option to buy 12 different potential mine sites in Argentina. Under the agreement, the Company can buy the properties on or before March 1, 2000, by paying $4,500,000 in cash or $5,500,000 in Royal Silver common stock, subject to certain conditions including the Seller's retention of a 1.95% net smelter royalty on the mines. To date, none of the options have been exercised.

Mexico Properties
On January 20, 1997, the Company executed an agreement to acquire four mining properties in Nayarit, Mexico. The agreement calls for a purchase price of $5,000,000 to be paid at the rate of 10% of pre-tax net profits from production. Under the agreement, the Company is obligated to pay the properties' owner $50,000 per year or, alternatively, to spend $250,000 on exploration and development annually until the properties are brought into production or forfeited.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


NOTE 3 - MINERAL PROPERTIES (Continued)

At March 31, 1997, no funds had been expended to maintain, acquire, explore or develop the aforementioned Mexican properties.

The total mineral properties of the Company at March 31, 1997 are classified as follows:

     Mineral properties under joint ventures          $   366,510
     Other mineral properties                           4,267,410
     Total Mineral Properties                         $ 4,633,920

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

          Description                             Useful Lives
          Deferred debt issuance costs            1 year
          Organization costs                      5 years

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


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

Also during the year ended September 30, 1996, the Company issued 100,000 shares of its common stock for a joint venture in a mining property and 20,000 common shares for a mining property (See Note 11.) The stock issued was valued at $1.50 per share, which is the fair market value of the shares at the date of issuance.

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

On January 30, 1997, the Company sold 200,000 "units" at $0.75 per unit for $150,000 cash. Each unit consists of one share of common stock and one warrant to purchase one additional share of common stock at $1.25 per share within the next two years. The Company also granted the purchaser an option to purchase an additional 335,000 units, which were exercised on February 14, 1997 for $0.75 per unit, and an additional 1,600,000 units which were exercised on March 17, 1997 for $0.75 per unit.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


NOTE 6 - COMMON STOCK (Continued)

On February 7, 1997, The Company filed Form SB-2 with the Securities and Exchange Commission in order to register 625,000 warrants, 625,000 common stock shares issuable upon the exercise of those warrants, and 166,000 shares of common stock held outside the Company.

During the six months ended March 31, 1997, the Company issued
178,250 shares of its common stock for services received. The shares were valued at prices ranging from $1.00 to $1.25 per share, which was the fair market value of the shares at the date of issuance.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of March 31, 1997, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of March 31, 1997, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. As of March 31, 1997, none of these warrants have been exercised.

On March 22, 1996, the Board of Directors approved the issuance of warrants to an investor to purchase 625,000 shares of common stock of the Company in partial completion of a private placement of stock. These warrants are exercisable until September 30, 1998, at a price of $1.50 per share, which is 67% of the closing price on March 22, 1996.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants are exercisable until April 12, 1997 at prices ranging from $2.50 to $2.625 per share. As of March 31, 1997, 320,666 warrants have been issued (but not exercised) for a total amount of $41,068.

On October 15, 1996, the Board of Directors approved the issuance of warrants to employees and consultants to purchase 600,000 shares of the Company's common stock at a price of $1.50 per share. The warrants, which are exercisable for a five-year period , were issued as compensation for services performed. As of March 31, 1997, none of the warrants have been exercised.

On February 15, 1997, the Board of Directors approved the issuance of warrants to employees and consultants to purchase 750,000 shares of the Company's common stock at a price of $1.20 per share. As of March 31, 1997, none of the warrants have been exercised.

In the three months ended March 31, 1997, the Board of Directors approved the issuance of warrants to investors to purchase 2,491,000 shares of the Company's common stock as part of the private placement of stock. These warrants are exercisable until March 26, 1999 at a price of $1.25 per share. None of these warrant have been exercised as of March 31, 1997.

Additionally, $3,000 was paid by investors during the quarter ended March 31, 1997 for an extension of one year on warrants previously issued.

NOTE 8 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at March 31, 1997 and September 30, 1996:

                                        March 31,      September 30,
                                        1997           1996
Applicable to:
     Common stock                       $ 10,410,109   $ 8,395,740
      Stock warrants                          44,068        41,068

                                        $ 10,454,177   $ 8,436,808

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


NOTE 9 - NOTES PAYABLE

In February 1995, Celebration raised $555,000 through the issuance of promissory notes. During the second quarter ended March 31, 1996, $470,000 of the total amount plus accrued interest of $29,265 was converted into 332,800 shares of the Company's common stock, leaving an amount owing of $85,000, which was further reduced by cash payments to $35,000 at December 31, 1996. The notes bear interest at 10% per annum and are payable upon demand. The note holders also received 277,500 shares of Celebration's common stock. A 10% commission was charged by an underwriter on the sale of almost all of the notes.

In April 1995, Celebration raised $120,000 in 10% convertible debentures. In late 1995, $105,000 of the total amount plus accrued interest of $4,810 was converted into 73,250 shares of the Company's common stock, leaving an amount owing of $15,000. During the fourth quarter ended September 30, 1996, this remaining $15,000 plus accrued interest was paid.

NOTE 10 - RELATED PARTY TRANSACTIONS

After receiving advances from a related party for payment of operating expenses, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note 6). The balance outstanding at March 31, 1997 was $0.

NOTE 11 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make additional lease payments subsequent to March 31, 1997 as follows:

               Year Ended
               September 30,                 Amount

               1997                          $  5,351
               1998                             4,500
               1999                             4,500
               2000 and thereafter             22,500

                    Total                    $ 36,851

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                        NOTES TO THE FINANCIAL
                            March 31, 1997


NOTE 12- OPTIONS WITH PLACER MINING CORPORATION

In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho whereby the Company could acquire a joint venture interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. After issuing 100,000 shares valued at $1.50 per share and spending a non-refundable $50,000 on this option, the Company elected to re-negotiate this option agreement and entered into a second option agreement with Placer on September 18, 1996.

In the second agreement, the Company paid $100,000 in September 1996 for the non-assignable option of acquiring a 100% interest in the Bunker Hill Mine. In order to exercise this option, the Company must issue 500,000 shares of its common stock to Placer by May 10, 1997 and pay Placer either $7,000,000 by that date or $4,000,000 by that date and $3,500,000 by May 10, 1998. Under the terms of this agreement, the Company will pay Placer a 2 3/4% net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging from $100,000 (in 1999) to $250,000 (in years 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

Subsequent to March 31, 1997, due to regional environmental concerns and the prospect of related litigation, the Company concluded that it would not exercise its option on the Bunker Hill Mine. Accordingly, the $238,887 in option costs and related expenses toward the purchase of this property have been written off in the quarter ended March 31, 1997.

NOTE 13 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION

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

At March 31, 1997, no shares were acquired from Centurion under this option agreement.