Form 10-Q
period 1997-06-30
ROYAL SILVER MINES INC
filed 1997-08-12
CIK 933157

=================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED: June 30, 1997

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

                    Yes    (X)            No  ______

The number of shares outstanding at June 30, 1997:  13,423,904

=================================================================

                   PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
          (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages F-1 to F-22. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 1997 and September 30, 1996, and the results of operations, stockholders' equity and cash flows for the nine months ended June 30, 1997 and 1996, and from inception on February 17, 1994 through June 30, 1997, in conformance with generally accepted accounting principles.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to June 30, 1997, the Company accumulated a deficit of $4,455,108.

     At June 30, 1997, $4,472,096 of the Company's total assets of $6,174,102 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June 30, 1997, the Company had working capital of $1,201,371. This amount is a significant improvement in liquidity and capital resources from its working capital position of $390,852 at December 31, 1996 and of $686,573 at September 30, 1996. In the nine months ending June 30, 1997, the Company's working capital has increased by $514,798 primarily because of the cash stock sales of $1,868,250 in the second quarter and the reduction of all remaining short-term debt, which are partially offset by funding of the Company's general and administrative expenses. During the same nine month period, the Company's cash increased from $688,716 to $1,123,602.

     In the second quarter of fiscal 1997, the Company reduced its short-term debt position to $0 by paying off a $35,000 promissory note. The Company has continued to reduce its accrued expenses and accounts payable. Accordingly, the Company's current liabilities shrank from $119,867 at September 30, 1996 to $33,342 at June 30, 1997. The Company has no long-term debt.

     The Company has estimated that it will need minimal capital resources of approximately $40,000-50,000 per month to meet its estimated expenditures for fiscal 1997. In 1996, acting on instructions from the Board, several key members of management, in particular the CEO of the Company, met with experienced financial and investment firms through out Europe and North America and negotiated preliminary terms and arrangements for such capital fund raising. During the second fiscal quarter of 1997, the Company raised $1,871,250 in funds, primarily through the private placement of shares and warrants. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

     Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any substantial increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997,
RESPECTIVELY.

     General and administrative expenses increased from $929,984 during the first three quarters of fiscal 1996 to $1,463,455 during the first three quarters of fiscal 1997. This increase is principally due to an increased level of expenditures in acquiring and exploring the Company's recent acquisitions in Argentina and Chile. Also, during the second quarter of fiscal 1997 the Company wrote off $238,887 of mineral properties associated with its investment in the Bunker Hill Mine. As a result, during the nine months of fiscal 1996 compared to the first nine months of fiscal 1997, the Company's net loss increased from $937,393 to $1,447,291, while the net loss per share increased from $0.11 to $0.12 per share.


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

     Dated this 5th day of August, 1997.


                         ROYAL SILVER MINES, INC.


                         By:  /s/ Howard Crosby
                              Its:  Chief Executive Officer


                         By:  /s/ Robert Jorgensen
                              Its:  Principal Accounting Officer

                    ROYAL SILVER MINES, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

              June 30, 1997 and September 30, 1996

                        C O N T E N T S



Accountant's Review Report                   F-1

Balance Sheets                               F-2 - F-3

Statements of Operations                     F-4

Statements of Stockholders' Equity           F-5 - F-9

Statements of Cash Flows                     F-10 - F-11

Notes to the Financial Statements            F-12 - F-24

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                   ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of June 30, 1997, and the related statements of operations, shareholders' equity, and cash flows for the nine months ended June 30, 1997 and 1996, and for the period from February 17, 1994 (inception) through June 30, 1997. The review was conducted in a accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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





Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 23, 1997

                       ROYAL SILVER MINES, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEETS

                                   June 30,       September 30,
                                   1997           1996
                                   (Unaudited)    (Audited)
ASSETS

  CURRENT ASSETS
     Cash                          $ 1,123,602    $   688,716
     Note receivable                   100,000        100,000
     Interest receivable                 5,958            333
     Prepaid expenses                    5,153         17,391
                                   -----------    -----------
     TOTAL CURRENT ASSETS            1,234,713        806,440
                                   -----------    -----------

MINERAL PROPERTIES                   4,727,096      4,785,665
                                   -----------    -----------

PROPERTY AND EQUIPMENT
     Mining equipment                  133,534             -
     Furniture and equipment            15,185         15,802
     Less
       accumulated depreciation         (6,610)        (2,809)
                                   -----------    -----------

     TOTAL PROPERTY AND EQUIPMENT      142,109         12,993
                                   -----------    -----------

OTHER ASSETS
     Investments                        70,000             -
     Organization costs, net               184            259
                                   -----------    -----------
     TOTAL OTHER ASSETS                 70,184            259
                                   -----------    -----------

TOTAL ASSETS                       $ 6,174,102    $ 5,605,357
                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                       ROYAL SILVER MINES, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEETS

                                   June 30,       September 30,
                                   1997           1996
                                   (Unaudited)    (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable                 $    15,355    $    25,135
  Payable to related parties                -             289
  Accrued expenses                      17,987         34,443
  Notes payable                             -          60,000
                                   -----------    -----------
     TOTAL CURRENT LIABILITIES          33,342         119,867
                                   -----------    -----------
  LONG-TERM DEBT                            -              -
                                   -----------    -----------
  COMMITMENTS AND CONTINGENCIES             -              -
                                   -----------    -----------
  SHAREHOLDERS' EQUITY
    Common stock, $.01 par value;
      40,000,000 shares authorized,
      13,423,904 and 10,649,854 shares
      issued and outstanding,
      respectively                     133,751        106,499
    Additional paid-in capital      10,512,117      8,436,808
    Deficit accumulated during
      development stage             (4,505,108)    (3,057,817)
                                   -----------    -----------

     TOTAL SHAREHOLDERS' EQUITY      6,140,760      5,485,490
                                   -----------    -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $ 6,174,102    $ 5,605,357
                                   ===========    ===========






The accompanying notes are an integral part of these financial statements.

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Operations, has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS

                                        Three months ended
                                        June 30,       June 30,
                                        1997           1996
REVENUES                                $         -    $        -

GENERAL AND ADMINISTRATIVE EXPENSES

  Mineral properties                          22,732         2,758
  Depreciation and amortization               10,683           616
  Officers and directors compensation         85,499        54,999
  Other general and administrative           272,799       219,682
                                        ------------   -----------
     Total expenses                          391,713       278,055
                                        ------------   -----------
OPERATING (LOSS)                            (391,713)     (278,055)
                                        ------------   -----------
OTHER INCOME (EXPENSES)
  Interest income                             16,190
  Interest expense                                -         (2,159)
  Loss on disposition of assets                   -             -
                                        ------------   -----------
     Total other income (expenses)            16,190        (2,159)
                                        ------------   -----------
NET LOSS                                $   (375,523)  $  (280,214)
                                        ------------   -----------
     NET LOSS PER COMMON SHARE          $      (0.03)  $     (0.03)
                                        ============   ===========
     WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING          13,423,904     9,396,915
                                        ============   ===========




The accompanying notes are an integral part of these financial statements.

                                 F-4a




In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Operations, has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF OPERATIONS (Continued)

                                                       February 17,
                         Nine months ended             1994
                                                       (inception)
                         June 30,       June 30,       through
                         1997           1996           June 30, 1997
REVENUES                 $         -    $        -     $         -
                         ------------   -----------    ------------
GENERAL AND ADMINISTRATIVE
EXPENSES
  Mineral properties           261,619        8,122         270,584
  Depreciation and
    amortization                28,855       21,776         126,924
  Officers and directors
    compensation               329,911      266,215       1,161,859
  Other general and
    administrative             843,070      633,871       2,495,076
                         -------------  -----------    ------------
     Total expenses          1,463,455      929,984       4,054,443
                         -------------  -----------    ------------
OPERATING (LOSS)            (1,463,455)    (929,984)     (4,054,443)
                         -------------  -----------    ------------
OTHER INCOME (EXPENSES)
  Interest income               20,190                       20,190
  Interest expense              (2,257)      (7,409)        (74,348)
  Loss on disposition of
    assets                      (1,769)          -         (346,507)
                         -------------  -----------    ------------
     Total other income
       (expenses)               16,164       (7,409)       (400,665)
                         -------------  -----------    ------------
NET LOSS                 $  (1,447,291) $  (937,393)   $ (4,455,108)
                         -------------  -----------    ------------
NET LOSS PER
  COMMON SHARE           $       (0.12) $     (0.11)   $      (0.64)
                         =============  ===========    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING               11,804,654    8,742,325       6,974,672
                         =============  ===========    ============


                                 F-4b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)

                                                  Common Stock
                                             Number
                                             of Shares      Amount
Balance February 17, 1994                           -       $     -

Issuance in May 1994 of shares at
  $0.002 per share to officers and
  directors in exchange for assignment
  of mining property option                  2,250,000        22,500

Issuance in July 1994 of shares
  for cash at $0.402 in private
  placement, net of costs.                   1,050,000        10,500

Issuance in August 1994 of shares
  to a director in exchange for
  services, valued at $0.417                   150,000         1,500

Net loss for the year ended
  November 30, 1994                                 -             -
                                             ---------      --------
Balance, November 30, 1994                   3,450,000        34,500

Issuance of shares in debt
  offering at $0.03 per share                  416,250         4,163

Issuance of shares for mineral
  properties valued at $1.00 per
  share                                        262,500         2,625

Issuance of shares for cash at
  $1.00 per share                               15,000           150

Stock issuance costs                                -             -
                                             ---------      --------
Balance forward                              4,143,750        41,438
                                             ---------      --------


The accompanying notes are an integral part of these financial statements.
                                 F-5a


In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
       STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (Continued)
                             (Unaudited)

                              Additional               Total
                              Paid-in   Accumulated    Stockholders'
                              Capital   Deficit        Equity
Balance February 17, 1994     $     -   $       -      $       -

Issuance in May 1994 of shares
  at $0.002 per share to
  officers and directors in
  exchange for assignment
  of mining property option     (18,500)        -           4,000

Issuance in July 1994 of
  shares for cash at $0.402
  in private placement,
  net of costs.                 411,116         -         421,616

Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $0.417               61,000         -          62,500

Net loss for the year ended
  November 30, 1994                  -    (211,796)      (211,796)
                              --------- ----------     ----------

Balance, November 30, 1994      453,616   (211,796)       276,320

Issuance of shares in debt
  offering at $0.03 per share     9,712         -          13,875

Issuance of shares for mineral
  properties valued at $1.00
  per share                     259,875         -         262,500

Issuance of shares for cash at
  $1.00 per share                14,850         -          15,000

Stock issuance costs            (58,202)        -         (58,202)
                              --------- ----------     ----------
Balance forward               $ 679,851 $ (211,796)    $  509,493
                              --------- ----------     ----------

                                 F-5b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)

                                                  Common Stock
                                             Number
                                             of Shares      Amount
Balance forward                              4,143,750      $ 41,438

Issuance of shares to acquire
  Consolidated Royal Mines, Inc.
  at $0.15 per share                         2,434,563        24,346

Issuance of shares to directors
  and employees for services at
  prices ranging from $2.00 to
  $2.50 per share                               12,750           127

Issuance of shares in exchange for
  mineral properties at prices ranging
  from $3.13 to $3.25 per share                800,000         8,000

Issuance of shares for cash at
  prices ranging from $1.50 to
  $2.00 per share                              166,000         1,660

Issuance of shares in exchange for
  debt at $1.50 per share                      200,000         2,000

Net loss for the ten months ended
  September 30, 1995                                -             -
                                             ---------      --------
Balance, September 30, 1995                  7,757,063      $ 77,571
                                             ---------      --------









The accompanying notes are an integral part of these financial statements.
                                 F-6a


In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
       STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (Continued)
                             (Unaudited)

                         Additional               Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity

Balance forward          $   679,851    $ (211,796)    $   509,493

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $0.15 per share            335,750            -          360,096

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to
  $2.50 per share             29,473            -           29,600

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13 to
  $3.25 per share          2,530,126            -        2,538,126

Issuance of shares for
  cash at prices ranging
  from $1.50 to $2.00 per
  share                      247,340            -          249,000

Issuance of shares in
  exchange for debt at
  $1.50 per share            298,000            -          300,000

Net loss for the ten
  months ended September
  30, 1995                        -       (750,939)       (750,939)
                         -----------    ----------     -----------

Balance,
  September 30, 1995     $ 4,120,540    $ (962,735)    $ 3,235,376
                         -----------    ----------     -----------

                                 F-6b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)

                                                  Common Stock
                                             Number
                                             of Shares      Amount
Balance forward September 30, 1995           7,757,063      $  77,571

Issuance of shares for cash at
  $1.50 per share                            1,176,832         11,769

Issuance of shares to directors
  and employees for services at
  $1.50 per share                               222,700         2,227

Issuance of shares in exchange
  for debt and accrued interest
  at $1.50 per share                            406,050         4,060

Issuance of shares for cash at
  $2.20 per share                               150,000         1,500

Issuance of warrants for cash
  at $0.05 per warrant                               -             -

Issuance of shares for cash at
  $1.62 per share                                65,000           650

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share                               107,500         1,075

Issuance of shares for cash at
  $0.75 per share                               200,000         2,000

Issuance of shares for cash at
  $1.70 per share                               250,000         2,500
                                             ----------     ---------
Balance forward                              10,335,145     $ 103,352
                                             ----------     ---------

The accompanying notes are an integral part of these financial statements.
                                 F-7a


In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
       STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (Continued)
                             (Unaudited)

                         Additional               Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward
September 30, 1995       $ 4,120,540    $ (962,735)    $ 3,235,376

Issuance of shares for
cash at $1.50 per share    1,754,010            -        1,765,779

Issuance of shares to
directors and employees
for services at $1.50
per share                    331,823            -          334,050

Issuance of shares in
exchange for debt and
accrued interest at
$1.50 per share              605,015            -          609,075

Issuance of shares for
cash at $2.20 per share      328,500            -          330,000

Issuance of warrants for cash
at $0.05 per warrant          41,068            -           41,068

Issuance of shares for
cash at $1.62 per share      104,650            -          105,300

Issuance of shares for
cash to directors and
employees at prices
ranging from $1.62
to $2.08 per share           181,175            -          182,250

Issuance of shares for
cash at $0.75 per share      147,985            -          149,985

Issuance of shares for
cash at $1.70 per share      422,500            -          425,000
                         -----------    ----------     -----------
Balance forward          $ 8,037,266    $ (962,735)    $ 7,177,883
                         -----------    ----------     -----------

                                 F-7b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.


                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)

                                             Common Stock
                                        Number
                                        of Shares      Amount
Balance forward                         10,335,145     $ 103,352

Cancellation of 35,000 shares
received in exchange for return
of mining property                         (35,000)         (350)

Payment to Centurion Mines for
options to repurchase stock                     -             -

Issuance of shares for joint venture
in mining property at $1.50 per share      100,000         1,000

Repurchase of 25,000 shares issued for
joint venture at $1.40 per share           (25,000)         (250)

Issuance of shares for mining
property at $1.50 per share                 20,000           200

Issuance of shares to noteholders for
extension of notes at $1.50 per share       39,375           394

Issuance of shares for services at
$1.50 per share                            215,334         2,153

Stock issuance costs                            -             -

Net loss for the year ended
September 30, 1996                              -             -
                                        ----------     ---------
Balance, September 30, 1996             10,649,854     $ 106,499
                                        ----------     ---------



The accompanying notes are an integral part of these financial statements.

                                 F-8a


In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
       STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (Continued)
                             (Unaudited)

                         Additional               Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward          $ 8,037,266    $  (962,735)   $  7,177,883

Cancellation of 35,000
shares received in
exchange for return of
mining property             (109,025)            -         (109,375)

Payment to Centurion
Mines for options to
repurchase stock                  -         (50,000)        (50,000)

Issuance of shares for joint
venture in mining property
at $1.50 per share           149,000             -          150,000

Repurchase of 25,000 shares
issued for joint venture at
$1.40 per share              (34,750)            -          (35,000)

Issuance of shares for mining
property at $1.50 per share   29,800             -           30,000

Issuance of shares to
noteholders for extension of
notes at $1.50 per share      58,669             -           59,063

Issuance of shares for services
at $1.50 per share           320,848             -          323,001

Stock issuance costs         (15,000)            -          (15,000)

Net loss for the year ended
September 30, 1996                -      (2,045,082)     (2,045,082)
                         -----------    ------------   ------------

Balance, 09/30/96        $ 8,436,808    $(3,057,817)   $  5,485,490
                         -----------    -----------    -----------


                                 F-8b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.


                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (Unaudited)

                                             Common Stock
                                        Number
                                        of Shares      Amount
Balance forward                         10,649,854     $ 106,499

Issuance of shares for cash at
$0.75 per share                          2,491,000        24,910

Stock issuance costs                            -             -

Issuance of shares to directors
and employees for services at
$1.00 per share                             80,000           800

Issuance of shares for services
at $1.25 per share                          98,250           982

Payment for extension of warrants
for one year                                    -             -

Issuance of shares to directors
and employees for services at
$1.00 per share                             30,500           305

Issuance of shares for services
at $1.00 per share                          25,500           255

Payment for extension of warrants
for one year                                    -             -

Net loss for the nine months
ended June 30, 1997                             -             -
                                        ----------     ---------
Balance, June 30, 1997                  13,375,104     $ 133,751
                                        ==========     =========


The accompanying notes are an integral part of these financial statements.

                                 F-9a


In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders' Equity (Deficit), has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
       STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (Continued)
                             (Unaudited)

                         Additional               Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward          $  8,436,808   $ (3,057,817)  $ 5,485,490

Issuance of shares for
cash at $0.75 per share     1,843,340             -      1,868,250

Stock issuance costs          (30,000)            -        (30,000)

Issuance of shares to
directors and employees
for services at $1.00
per share                      79,200             -         80,000

Issuance of shares for services
at $1.25 per share            121,829             -        122,811

Payment for extension of
warrants for one year           3,000             -          3,000

Issuance of shares to
directors and employees for
services at $1.00 per share    30,195             -         30,500

Issuance of shares for services
at $1.00 per share             25,245             -         25,500

Payment for extension of
warrants for one year           2,500             -          2,500

Net loss for the nine months
ended June 30, 1997                -      (1,447,291)   (1,447,291)
                         ------------   ------------   -----------
Balance, June 30, 1997   $ 10,512,117   $ (4,505,108)  $ 6,140,760
                         ============   ============   ===========






                                 F-9b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS

                                                       Period from
                                                       February 17,
                         Nine months ended             1994
                                                       (inception)
                         June 30,       June 30,       through
                         1997           1996           June 30, 1997
Cash flows from operating
activities:
 Net loss                $ (1,447,291)  $  (937,393)   $ (4,455,108)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
   Loss on sale of equipment    1,769            -             1,769
   Depreciation and
    amortization               28,855        21,776          129,471
   Issuance of common stock
    for services              258,811       239,850        1,007,964
   Write-off of joint
    venture costs                  -             -           150,000
  Changes in assets and liabilities:
   Note receivable                 -             -          (100,000)
   Prepaid expenses           (11,563)          547          (28,956)
   Interest receivable         (5,625)           -            (5,958)
   Mineral properties         238,887            -           238,887
   Other assets                    -             -            (3,801)
   Accounts payable            (9,780)      (56,489)          15,355
   Accrued expenses           (16,456)      (15,622)          17,987
   Payable to related parties    (289)           -           300,000
                         ------------   -----------     ------------
     Net cash used in
      operating activities   (962,682)     (747,331)      (2,732,390)
                         ------------   -----------     ------------

Cash flows from investing activities:
  Sale of assets                  500            -               500
  Purchase and development of
    mineral properties       (180,318)     (975,851)      (1,785,154)
  Purchase of investments     (70,000)           -           (70,000)
  Purchase of fixed assets   (136,364)       (3,003)        (152,166)
                         ------------   -----------     ------------
     Net cash provided used in
        investing activities (386,182)     (978,854)      (2,006,820)
                         ------------   -----------     ------------




The accompanying notes are an integral part of these financial statements.

                                F-10a



In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages.

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS

                                                       Period from
                                                       February 17,
                         Nine months ended             1994
                                                       (inception)
                         June 30,       June 30,       through
                         1997           1996           June 30, 1997

Cash flows from financing activities:
  Stock issuance and
   offering costs             (30,000)       (15,000)      (174,835)
  Proceeds received on
   long-term debt                  -              -         675,000
  Payments made on notes
   payable                    (60,000)       (15,000)      (174,206)
  Issuance of common stock for
   cash                     1,868,250      1,945,779      5,528,064
  Payment for extension of
   warrants                     5,500             -           5,500
  Payment for option to
   repurchase stock                -              -         (50,000)
  Issuance of common stock for
   accrued interest                -              -          38,158
  Issuance of common stock for
   extension of notes payable
   maturation                      -              -          59,063
  Payment for return of stock
   issued for mining property
   interest                        -              -         (35,000)
  Payment of joint venture
   costs                           -              -         (50,000)
  Issuance of warrants for
   cash                            -          41,068         41,068
                         ------------   ------------   ------------
    Net cash provided by
      financing activities  1,783,750      1,956,847      5,862,812
                         ------------   ------------   ------------
    Net increase in cash $    434,886   $    230,662   $  1,123,602
                         ------------   ------------   ------------













                                F-10b

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                                       Period from
                                                       February 17,
                         Nine months ended             1994
                                                       (inception)
                         June 30,       June 30,       through
                         1997           1996           June 30, 1997
Net increase in cash
(balance forward)        $   434,886    $ 230,662      $ 1,123,602

Cash, beginning of period    688,716      151,698               -
                         -----------    ---------      -----------
Cash, end of period      $ 1,123,602    $ 382,360      $ 1,123,602
                         ===========    =========      ===========

Supplemental cashflow disclosure:

   Income taxes          $        -     $      -       $       350
   Interest              $     6,042    $      -       $    29,440

Non-cash financing activities:

  Common stock issued for
   services rendered     $   258,811    $ 239,850      $ 1,007,964
  Common stock issued for
   mineral properties    $        -     $      -       $ 2,980,626
  Common stock issued for
   exchange for debt     $        -     $ 609,075      $   922,950
  Common stock issued in
   acquisition of Consolidated
   Royal Mines, Inc.     $        -     $      -       $   360,096
  Option rights acquired in
   exchange for a payable$        -     $      -       $    79,000
  Common stock issued for
   assignment of mining
   property options      $        -     $      -       $     4,000













The accompanying notes are an integral part of these financial statements.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

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

The $4,727,096 cost of mineral properties included in the accompanying balance sheet as of June 30, 1997 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Spokane, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. One of the Company's cash accounts is a business checking account with a balance of $104,037 and a certificate of deposit in the amount of $5,000 at June 30, 1997 which in aggregate exceed the FDIC threshold by $9,037. The remaining cash account is a "liquid asset account" in the amount of $1,014,565, which is invested in a portfolio of U.S. Treasury notes/bonds.

Provision For Taxes

At June 30, 1997, the Company had net operating loss carryforwards of approximately $4,100,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviewed its long-lived assets at June 30, 1997 and concluded that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS
123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently intends to adopt the fair value accounting prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 to determine its ultimate effect in the future.

NOTE 3 - MINERAL PROPERTIES

Utah Mining Property Joint Venture

In October 1994, Celebration and United Silver Mine, Inc., (United) entered into a joint venture agreement, whereby Celebration could acquire up to an 80% interest in a mining property located in the State of Utah. Under the terms of the agreement, United contributed real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture.

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through June 30, 1997, no further funds toward the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property.

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

Chilean Properties

During the quarter ended June 30, 1997, the Company acquired options on a 100-square mile concession in northern Chile known as Mocha.
The Mocha prospect is a large porphyry copper system at the northern end of one of the world's most prolific copper belts.

Under the terms of the first of the option agreements, the Company can acquire a 100% interest in the concession by cash payments of $371,000 and work commitments of $200,000 on or before August 1, 2000.

In another agreement on an adjoining privately owned property, which covers the bulk of the known resource at Mocha, Royal Silver has the option to acquire a 100% interest in the property, less a 2% retained net smelter return royalty, for cash payments of $5,000,000 in a series of payments ending June 23, 2002.

Argentina Properties

On February 10, 1997 the Company announced that it has negotiated an option to buy 12 different potential mine sites in Argentina. Under the agreement, the Company can buy the properties on or before March 1, 2000, by paying $4,500,000 in cash or $5,500,000 in Royal Silver common stock, subject to certain conditions including the Seller's retention of a 1.95% net smelter royalty on the mines. To date, none of the properties have been acquired.

Mexico Properties

On January 20, 1997, the Company executed an agreement to acquire four mining concessions in Nayarit, Mexico. The agreement calls for a purchase price of $5,000,000 to be paid at the rate of 10% of pre-tax net profits from production. Under the agreement, the Company is obligated to pay the property owner $50,000 per year or, alternatively, to spend $250,000 on exploration and development annually until the properties are brought into production or forfeited.

     At June 30, 1997, no funds had been expended to maintain, acquire, explore or develop the aforementioned Mexican properties.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

Mexico Properties (continued)

The total mineral properties of the Company at June 30, 1997 are classified as follows:

Mineral properties under joint ventures $   366,510
Other mineral properties                  4,360,586

     Total Mineral Properties           $ 4,727,096

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

NOTE 5 - INVESTMENTS

During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining stock. This investment represents approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock is being valued at cost, which is substantially less than the market value of $1.68 per share at June 30, 1997.

NOTE 6 - INTANGIBLE ASSETS

          Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets as follows:

Description                                  Useful Lives

Deferred debt issuance costs                 1 year
Organization costs                           5 years

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 7 - COMMON STOCK

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 7 - COMMON STOCK (Continued)

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

During the nine months ended June 30, 1997, the Company issued
234,250 shares of its common stock for services received. The shares were valued at prices ranging from $1.00 to $1.25 per share, which was the fair market value of the shares at the date of issuance.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of June 30, 1997, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.42 per share and expire on August 31, 2001. As of June 30, 1997, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. As of June 30, 1997, none of these warrants have been exercised.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

On March 22, 1996, the Board of Directors approved the issuance of warrants to an investor to purchase 625,000 shares of common stock of the Company in partial completion of a private placement of stock. These warrants are exercisable until September 30, 1998, at a price of $1.50 per share, which is 67% of the closing price on March 22, 1996.

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants were originally exercisable until April 12, 1997 at prices ranging from $2.50 to $2.625 per share. 120,000 of these warrants were extended for one year (until April 12, 1998) in exchange for cash payments received of $3,000 in March and April 1997. The balance of these warrants expired unexercised at April 12, 1997.

On October 15, 1996, the Board of Directors approved the issuance of warrants to employees and consultants to purchase 600,000 shares of the Company's common stock at a price of $1.50 per share. The warrants, which are exercisable for a five-year period , were issued as compensation for services performed. As of June 30, 1997, none of the warrants have been exercised.

On February 15, 1997, the Board of Directors approved the issuance of warrants to employees and consultants to purchase 750,000 shares of the Company's common stock at a price of $1.20 per share. As of June 30, 1997, none of the warrants have been exercised.

In the three months ended March 31, 1997, the Board of Directors approved the issuance of warrants to investors to purchase 2,491,000 shares of the Company's common stock as part of the private placement of stock. These warrants are exercisable until March 26, 1999 at a price of $1.25 per share. None of these warrant have been exercised as of June 30, 1997.

On April 25, 1997, the Board of Directors approved the issuance of warrants to consultants to purchase 200,000 shares of the Company's common stock at a price of $1.125 per share during the three-year period ending April 30, 2000. As of June 30, 1997, none of these warrants have been exercised.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 9 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at June 30, 1997 and September 30, 1996:

                                   June  30,      September 30,
                                   1997           1996

Applicable to:
     Common stock                  $ 10,465,549   $ 8,395,740
      Stock warrants                     46,568        41,068
                                   ------------   -----------
                                   $ 10,512,117   $ 8,436,808
                                   ============   ===========

NOTE 10 - NOTES PAYABLE

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

NOTE 11 - RELATED PARTY TRANSACTIONS

After receiving advances from a related party for payment of operating expenses, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note 6). The balance outstanding at June 30, 1997 was $0.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 12 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make additional lease payments subsequent to June 30, 1997 as follows:

               Year Ended
               September 30,                      Amount
               1997                               $  5,351
               1998                                  4,500
               1999                                  4,500
               2000 and thereafter                  22,500
                                                  --------
               Total                              $ 36,851
                                                  ========

NOTE 13- OPTIONS WITH PLACER MINING CORPORATION

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

Subsequent to March 31, 1997, due to regional environmental concerns and the prospect of related litigation, the Company concluded that it would not exercise its option on the Bunker Hill Mine. Accordingly, the $238,887 in option costs and related expenses toward the purchase of this property were written off during the quarter ended March 31, 1997.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1997

NOTE 14 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION

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

Effective April 15, 1997, the aforementioned stock option agreement was renegotiated (at no cost to the Company) and amended to extend the exercise period until September 30, 1999 and to revise the exercise price to $1.50 per share during this same period.

At June 30, 1997, no shares were acquired from Centurion under this option agreement.