Form 10-K
period 1997-09-30
ROYAL SILVER MINES INC
filed 1997-12-24
CIK 933157

=================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM  10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _______

                    Commission file number 0-25170

                      ROYAL SILVER MINES, INC.
        (Exact name of Registrant as specified in its charter)

Utah                        87-0306609
(State of Incorporation)    (I.R.S. Employer I.D.#)

Address of principal offices: 10220 N. Nevada, Suite 270
                              Spokane, Washington 99218

Registrant's Telephone No.:   (509) 466-3144

Securities registered pursuant to Section 12(b) of the Act:
                                 None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value, $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                      YES [ x ]        NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K: [   ]

As of December 15, 1997 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($0.52) on such date was $4,556,371.

As of December 15, 1997, the Registrant had outstanding 13,580,232 shares of common stock ($0.01 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears beginning on page 91.

=====================================================================

                          TABLE OF CONTENTS

ITEM NUMBER                   PAGE
AND CAPTION                 NUMBER

                               PART   I

ITEM 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . 27

ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . 40

ITEM 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . 40

                              PART   II

ITEM 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters  . . . . . . . . . . . . . . 41

ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . 42

ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation  . . . . . . . . . . . . . . . . . . . . . . . 42

ITEM 8.   Financial Statements and Supplementary Data  . . . . . . 46

ITEM 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . 80

                              PART   III

ITEM 10.  Directors and Executive Officers of the
          Company  . . . . . . . . . . . . . . . . . . . . . . . . 82

ITEM 11.  Executive Compensation   . . . . . . . . . . . . . . . . 85

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . 87

ITEM 13.  Certain Relationships and Related Transaction  . . . . . 89

                              PART   IV

ITEM 14.  Exhibits, Financial Statement Schedules,
          and Reports of Form 8-K  . . . . . . . . . . . . . . . . 91

                                PART I

ITEM 1.  BUSINESS

GENERAL

    Royal Silver Mines, Inc. (the "Company"), formerly known as Consolidated Royal Mines, Inc., and also, Royal Minerals, Inc., is a U.S. mineral resource company incorporated under the laws of the State of Utah. The Company is engaged in the business of acquiring and exploring mineral properties containing silver, gold, copper, and other mineralization, with a primary emphasis on silver. Prior to September 30, 1995, the Company acquired all of the outstanding securities of Celebration Mining Company ("Celebration"), a development stage company, pursuant to a share exchange agreement and plan of reorganization ("Reorganization").

    Prior to the Reorganization, Celebration was a non-public, closely held Washington corporation. It was formed in February 1994 to identify and acquire mineral properties for subsequent exploration and development, if warranted, through equity financing and joint venture arrangements. The Reorganization was accounted for as a purchase by Celebration of the Company. Celebration was treated as the acquiring company for financial reporting purposes because its shareholders constituted greater than 50% of the combined shareholder group at the time of reorganization. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor entity. Consequently, Celebration's assets and liabilities were not adjusted in the accompanying financial statements. On the other hand, for purposes of reporting statutory and corporate authority, the Company is deemed to be the acquiring corporation, and Celebration is now a wholly-owned subsidiary of the Company. Prior to the Reorganization, the Company had been a majority-owned subsidiary of Centurion Mines Corporation ("Centurion"). Currently, Centurion owns approximate 7% of the outstanding shares of Common Stock of the Company.

    The Company operates its business as an exploration stage company, meaning that it intends to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own.

    The Company currently has no revenues. At September 30, 1997, the Company's accumulated deficit was $4,828,528. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1997, the Company had a cash balance of $594,577 and working capital of $671,355, as compared to a cash balance of $688,716 and working capital of $686,573 at September 30, 1996.

    The Company will need additional capital resources to continue operations as they are now conducted or will have to reduce monthly expenditures of approximately $20,000 per month. The industry took a tremendous and very significant downturn in 1997 primarily a result of the fall-out from the Bre-X scandal which resulted in substantial losses for investors and has placed a deep chill upon the ability of exploration companies to raise capital. Secondly, the impact of a steadily declining gold price through 1997 has placed added downward pressure on prices of mining shares in general. As a whole, the entire industry has suffered a substantial decline.

    On the positive side prices of silver and zinc have been performing well. Silver has resisted gold's decline and it appears that the metal is now trading on supply/demand fundamentals and has shed its link with gold to a great degree. Zinc rose substantially in 1997 in response to shortages in the Far East and though it has now declined, remains at attractive prices, again responding to positive supply/demand fundamentals. The Company has significant property holdings containing commercial quantities of zinc and silver and has an active exploration program in Mexico exploring for both of these metals.

    The Company also believes the long-term outlook for copper is positive due to increases in worldwide demand associated with the adoption of free market principles which should continue to boost consumer and industrial demand for copper. The Company's project in Chile called "Mocha" is a large copper porphyry and is located in the North Chilean copper belt. This project has recently been joint ventured with Teck Corporation, a major Canadian mining company headquartered in Vancouver, British Columbia.

    The Company expects that as it continues to advance its business plan and if the markets for silver, zinc, copper, and lead remain strong, investor interest will develop in the Company which will allow the Company to raise additional capital. However, to date, the Company remains mired in the general downdraft affecting the entire industry as explained above. In response to this continuing adverse climate, the Board of Directors has instructed management to take appropriate measures to cut overhead costs including personnel salaries. The Board has approved a measure to pay officers of the Company in common stock until the capital resources of the Company are sufficient to pay compensation in cash. Currently, the Company is pursuing various financing alternatives, including, if necessary, the private placement of stock.

    During the twelve months ended September 30, 1997, the Company placed 2,491,000 shares of its common stock for $1,868,250 in cash. However, in the current depressed market, it is believed that future placements will be much more difficult, if not impossible to complete.

    As discussed in greater detail below in the section entitled "Strategy and Business Plan" a substantial portion of the Company's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain mineralization that is economically recoverable. The realization of these investments is contingent to a large extent upon the success of the Company's property transactions as a whole, the existence of economically recoverable metals and other mineralized material, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The likelihood and extent to which these contingencies may be material is uncertain, and the Company cannot assure that the outcome of these uncertain events will not have a material impact and result in adverse consequences to the Company. If the Company does not receive suitable financing or funds from its present or future business arrangements to develop these properties, and continues to suffer losses from operations, the Company may have to cease operations entirely.

HISTORY

    The Company was incorporated in Utah on April 6, 1969, as Royal Resources, Inc. for the purpose of acquiring and developing mineral properties. The Company changed its name to Royal Minerals, Inc., on January 6, 1983, and became a public company in July 1984. The Company complied with the Securities and Exchange Commission reporting requirements until August 1986, at which time the Company filed Form 15 with the Commission and suspended further reporting requirements. On January 31, 1992, Centurion owned 82.3% of the Company's common stock. See "Centurion's Acquisition and Control of the Company." Also on January 31, 1992, the Company shareholders authorized a 5-for-1 reverse stock split, and on March 4, 1994, authorized a 4-for-1 reverse stock split of the common stock of the Company. On March 17, 1994, the Company changed its name to Consolidated Royal Mines, Inc. On November 22, 1994, the Company filed a registration statement on Form 10 and renewed its reporting requirements, effective January 23, 1995. During the fourth quarter of Fiscal 1995, the Company revised its business plan to concentrate on the acquisition of silver properties. That change in focus prompted Consolidated Royal Mines, Inc. and Celebration Mining Company to implement the Reorganization, which closed on August 8, 1995, and to change the Company's name to Royal Silver Mines, Inc., effective September 18, 1995.

STRATEGY AND BUSINESS PLAN

    The Company believes that control of land and mineral rights is the key ingredient for financial success in the exploration and development phases of the mining business. Previously, the Company had concentrated its main exploration efforts in Idaho's Coeur d'Alene Mining District and to a much lesser extent in the Lakeview Mining District, and Utah's Ashbrook Mining District where the Company owns a 25% interest in the Vipont Mine property. During 1997, the Company shifted its strategy and toward the acquisition of properties and exploration in Chile, Mexico, and Argentina. The Company does not currently have sufficient capital to carry out its strategy and business plan.

    The Company's plan of operation for Fiscal 1998 is to proceed with its exploration efforts and to seek business arrangements that, in conjunction with the funds of other companies or business entities, will provide sufficient funding to meet the initial expenditures required for the exploration of mineralization on such properties and to acquire land positions or other interests in mineral properties. It expects in this way to achieve an increase in the value of its assets and to obtain production income with less risk of its own funds for development expenditures and capital investment in production facilities. There is no assurance, however, that the Company will be able to obtain additional financing to continue its operations.

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

    By further direction of the Board of Directors, management may enter into new mining arrangements via joint ventures, partners, or other third parties. Such arrangements may be multi-party ventures to which the Company will contribute stock, cash, and/or mineral interests. In such arrangements, the Company's participation in revenues and profits, if any, will be reduced. At this time, the Company has no agreement or understanding with any third parties for the formation of a joint venture mining operation other than those described herein. The Company will encounter significant competition from firms currently engaged in the mining industry. In general, all of these companies are substantially larger than the Company, and have substantially greater resources and operating histories. See "Risk Factors."

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

    Inasmuch as the eventual project, operation or mining activity could be of any size or scope, the Company is not able at this time to provide more exact amounts or a detailed listing of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues, fees it may receive, or additional funds it may receive from debt or equity financing. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from joint venture participant contributions with the remainder provided by funds generated from such joint venture and other lease or royalty arrangements.

    To date, the Company has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities and contractors that provide its personnel, office space, and equipment needs. The Company currently is seeking additional sources of working capital sufficient to continue its present exploration work programs and meet its ongoing payment obligations for its leases and unpatented claim fees to various governmental bodies.

    The Company is taking active and immediate steps to reduce its general and administrative expenses. Management has budgeted approximately $200,000 for calendar 1998 for general and administrative expenses and other operating costs. Operating costs are largely dependent upon the level of exploration and development activities which the Company performs, which in turn, is dependent upon availability of funds. Inasmuch as the Company intends to rely more heavily upon joint venture partners to explore and develop its properties in the near term, it therefore expects a reduction in operating costs in Fiscal 1998.

    However, if the Company is successful in its capital raising activities in Fiscal 1998, of which there is no assurance, it will likely then expand its exploration and development activities which will result in a renewed and associated rise in operating costs. Even so, the Company intends to continue to pursue a program of minimizing general and administrative costs. The Company intends to maximize its chances of exploration success by putting its dollars into its projects.

PRIVATE PLACEMENTS.

    In July 1995, the Company completed a private placement of 8,700 shares through two Regulation S offerings, both at a price of $2.00 per share, for a total of $17,400. During September 1995, the Company completed a private placement of 179,000 shares of common stock through a domestic offering at a price of $1.50 per share for a total of

$241,650 after expenses. During the twelve months ended September 30, 1996, the Company placed 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 406,050 shares of its common stock in lieu of outstanding debt of $570,919, plus accrued interest. The stock was issued at $1.50 per share for a total value of $609,075.

    On the 30th day of January, 1997, the Company sold to Britannia Holdings Limited ("Britannia"), Channel Islands, 200,000 Units, at $0.75 per Unit or a total of $150,000. The Registrant also granted Britannia an option to purchase an additional 335,000 Units on February 14, 1997 and an additional 800,000 Units on March 3, 1997. Each Unit consists of one share of Common Stock and one warrant to purchase one additional share of Common Stock at $1.25 per share. The Units were issued in reliance upon the transaction exemption afforded by Regulation S, as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. Britannia Holdings Limited exercised all of these warrants.

    On the 14th day of February, 1997, the Registrant sold to Britannia, 335,000 Units, at $0.75 per Unit or a total of $251,250.
The Registrant previously granted Britannia an option to purchase an additional 800,000 Units on March 3, 1997. The option exercise date of March 3, 1997 was extended by mutual agreement of the parties to March 24, 1997 and the option was increased to 1,200,000 units. On March 24, 1997, Britannia Holdings exercised its option and purchased 1,600,000 units at $0.75 per unit, for a total of $1,200,000. Each Unit consists of one share of Common Stock and one warrant to purchase one additional share of Common Stock at $1.25 per share. The warrants will expire two years from the date of closing of each transaction. The Units were issued in reliance upon the transaction exemption afforded by Regulation S, as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. As of the 19th day of December, 1997, Britannia Holdings Limited had not exercised any warrants.

    On the 26th day of February, 1997, the Company sold to Louk Jongen, ("Jongen"), Holland, 100,000 Units, at $0.75 per Unit or a total of $75,000. Each Unit consists of one share of Common Stock and one warrant to purchase one additional share of Common Stock at $1.25 per share. The warrants will expire two years from the date of closing. The Units were issued in reliance upon the transaction exemption afforded by Regulation S, as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. As of the 6th day of March, 1997, Jongen had not exercised any warrants.

    On the 5th day of March, 1997, the Company sold to NCL Investments Limited ("NCL"), London, England, 136,000 Units, at $0.75 per Unit or a total of $102,000. Each Unit consists of one share of Common Stock and one warrant to purchase one additional share of Common Stock at $1.25 per share. The warrants will expire two years from the date of closing. The Units were issued in reliance upon the transaction exemption afforded by Regulation S, as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. As of the 6th day of March, 1997, NCL had not exercised any warrants.

COMPETITION.

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

RISK FACTORS.

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

    2.  Exploration Stage Company.   Mineral exploration, particularly
for gold and silver, is highly speculative in nature, frequently is nonproductive, and involves many risks, often greater than those involved in the actual mining of mineralization. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. There can be no assurance that the Company's mineral exploration activities will be successful or profitable. Once mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change. A related factor is that exploration stage companies use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to acquire an interest in property or to commence exploration or development work. These estimates generally rely on scientific estimates and economic assumptions, and in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization. The economic viability of a property cannot be determined until extensive exploration and development has been conducted and a comprehensive feasibility study performed. The Company currently does not have any such feasibility studies, and has not yet prepared feasibility studies on any of its properties. Moreover, the market prices of any minerals produced are subject to fluctuation, which may negatively affect the economic viability of properties on which expenditures have been made. The Company is not able to determine at present whether or not, or the extent to which, such risks may adversely affect the Company's strategy and business plans.

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

    6. Regulatory Concerns. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and, (e) maintaining the fees for unpatented mining claims. See "Business - Government Regulation and Environmental Concerns."

    7. Working Capital; Accumulated Deficit; Auditor's Report. Although it commenced operations more than two years ago, the Company remains in the development stage. At September 30, 1997, the Company had working capital of $671,355 and an accumulated deficit of $4,828,528, with deficits and losses expected to continue for the foreseeable future. The Company's operations are subject to numerous risks associated with the mining industry.

    8. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who exercise control over the day to day affairs of the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

    9. Indemnification of Officers and Directors for Securities Liabilities. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Utah Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

    10. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

    11. Potential Future Sales Pursuant to Rule 144. At December 15, 1997, there were issued and outstanding approximately 13,580,232 shares of Common Stock of which 4,738,926 shares were "Restricted Securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of these restricted shares may, in the future dilute an investors percentage of free-trading shares and may have a depressive effect on the price of the Company's securities and such sales, if substantial, might also adversely effect the Company's ability to raise additional equity capital.

    12. No Dividends. The holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, the Company has not paid any cash dividends. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. As the Company will be required to obtain additional financing, it is likely that there will be restrictions on the Company's ability to declare any dividends.

TRANSACTIONS WITH CENTURION.

    The Company has disclosed pertinent information and financial data with respect to its transactions with Centurion in its presentation found at Item 13 of this Report, entitled "Certain Relationships and Related Transactions."

PATENTS, TRADEMARKS, LICENSES, FRANCHISES.

    The Company does not own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by governmental authorities and private land owners.

SEASONABILITY.

    The Company's business is generally not seasonal in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to its properties.

GOVERNMENT REGULATION AND ENVIRONMENTAL CONCERNS.

    The Company is committed to complying and, to its knowledge, is in compliance with all governmental and environmental regulations. The Company's activities in the United States are subject to extensive federal, state and local laws and regulations controlling not only the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. The Company cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's U.S. properties, including those with respect to unpatented mining claims.

    The Company's activities are not only subject to extensive federal, state, and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. The Company is not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property. However, the general obstructionist regulatory environment within the United States impedes development of its properties and the Company plans to do limited work in the United States, unless metal prices rise significantly or the regulatory environment grows dramatically more favorable to industry.

    At present, the Company does not have any environmental control facilities. Thus, the Company has not made any material capital expenditures for environmental controls, other than the nominal costs of preparing the plans and contingencies for such environmental controls, measures and facilities as may be required in its future activities.

    If the Company becomes more active on its U.S. properties, it is reasonable to expect that compliance with environmental regulations will increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure the Company's compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that the Company may decide to not proceed with the exploration, development, or mining operations on any of its mineral properties.

Offshore Regulation.

    The Company is aware of comparable environmental regulation in offshore countries where it operates. The Company is committed to full compliance with these regulations and has engaged legal counsel in Mexico, Chile and Argentina who will, in part, assist the Company to assure compliance.

    The Company is prepared to engage additional professionals, if necessary, to ensure regulatory compliance but in the near term expects its activities to require minimal regulatory oversight. If the Company expends the scope of its activities in the future it is reasonable to expect expenditures on compliance to rise. Based upon the experience of other companies with which the Company is familiar, management believes the costs of environmental regulation offshore will be somewhat lower than costs typical of the United States.

OFFICES

    The Company's executive office is located at 10220 North Nevada, Suite 270, Spokane, Washington 99218. The Company leases its principal office in Spokane, Washington, on a renewable one-year term with rental costs of $2,600 per month, including basic maintenance and janitorial services. The Company does not currently have any other branch offices. Due to fiscal constraints, the Company is currently evaluating other office arrangements to reduce costs and conserve cash.

EMPLOYEES

    The Company has five employees. The Company arranges for much of its work through contracts with various consultants. The Company may contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors.

CENTURION'S ACQUISITION AND CONTROL OF THE COMPANY

    In October 1991, Centurion entered into negotiations with the officers and directors of the Company for the acquisition and control of the Company. In November 1991, Centurion's Board of Directors approved this acquisition. Subsequently, Centurion entered into subscription and investment agreements with several of the Company's principal shareholders, whereby Centurion exchanged 174,743 "restricted" shares of Centurion stock and $1,600 cash for shares of Company common stock constituting 37.2% ownership of the Company's outstanding shares. On January 10, 1992, the Company's Board of Directors authorized the exchange of 100,000 post-split shares of the Company's common stock for approximately 4,196 acres of unpatented mining claims and state and private mineral leases from Centurion. On January 31, 1992, at the Company's Annual Shareholders Meeting, the shareholders authorized the purchase of approximately 17,000 acres of mining properties from Centurion for 1,250,000 post-split shares of Company common stock. This acquisition of shares gave Centurion an 82.3% controlling interest in the Company. Because of the changes in the control of shareholdings brought about by the Reorganization with Celebration, Centurion currently holds approximately 9% of the Company's outstanding common stock. Of this, the Company has been granted an assignable option to repurchase up to 800,000 shares of Centurion's position at a price of $1.50 at any time prior to September 30, 1999.

THE COMPANY'S OWNERSHIP INTEREST IN CENTURION

    On November 25, 1997, Centurion issued 5,000,000 shares of Common Stock to the Company in exchange for certain patented and unpatented mining claims located in the state of Idaho. As a result of the foregoing transaction, the Company owns 13.71% of the outstanding Common Stock of Centurion.

SUBSIDIARIES

    The Company currently has four subsidiaries: Celebration Mining Company, of which the Company currently is the sole shareholder, was incorporated in the State of Washington in February 1994; Minera Plata Real, Mexico, which was incorporated in March 1997 and of which the Company is the principal shareholder; Minera Plata Real, Argentina, which was incorporated in March 1997, and of which the Company is the principal shareholder; and, Minera Plata Real, Chile, which was incorporated in June 1997 and of which the Company is the principal shareholder.

REORGANIZATION WITH CELEBRATION.

    In May and June 1995, Management began negotiations with management of Celebration regarding a merger or other reorganization plan of the two companies. On June 28, 1995, the boards of directors of both companies approved a reorganization and the companies signed an agreement based on a share exchange. The Company would acquire 100% of Celebration's interest in the Vipont Mine Joint Venture, the Crescent Mine Lease, the Australia Joint Venture, and the option rights to acquire up to 50% of the mineral rights on the Prospect Mine Property in Madison County, Montana.

    The Celebration shareholders approved the Reorganization and share exchange agreement at an August 8, 1995 shareholder meeting. In exchange for 100% of the issued and outstanding Celebration shares, the Company agreed to issue to the Celebration shareholders 4,143,750 shares of Company common stock that together would represent ownership of 63% of Company shareholdings outstanding immediately following the Reorganization. Also, the Company agreed to honor all of the stock rights held by various Celebration shareholders and which were subject to certain conditions and events.

    Some of those stock rights had been granted contingent upon the repayment of notes, and others had been granted as options under consultant agreements. In total, those stock rights permitted the purchase or receipt of approximately 1,755,000 additional shares of Company common stock. If all of the shares underlying various stock rights were added to the initial group of 4,143,750 shares exchanged in the Reorganization, that would result in a total issuance from the share exchange of approximately 5,898,750 shares, or 71% ownership by the Celebration shareholders. However, to date, none of the overhanging stock rights have been or are expected to be exercised.

    In December 1995, stock rights to receive approximately 190,795 shares were extinguished when the Company converted debt of $570,919 in principal, plus interest, by issuing common stock. The noteholders of that debt amount received approximately 406,050 shares in full satisfaction of the debt.

ACQUISITION AND DISPOSITION OF MINERAL PROPERTIES.

    On January 10 and January 31, 1992, the Company obtained from
Centurion a total of 23,300 acres of unpatented mining claims, and state and private mineral leases in exchange for the equivalent of 1,350,000 post-split shares of Company common stock.

UNPATENTED MINING CLAIMS/STATE LEASES.

    In fiscal 1997, the Company allowed to lapse certain Utah state mineral leases and did not pay the annual maintenance fee on certain unpatented claims located in the Oquirrh Mountains in Utah due to an evaluation by the Company that the mineral potential of such property was low and did not warrant continuing to hold the ground.

GLOSSARY OF CERTAIN MINING TERMS.

ACID MINE DRAINAGE  Acidic run-off water from mine waste dumps and mill tailings ponds containing sulfide minerals. Also refers to ground water pumped to surface from mines.

ADIT An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERATION          Any physical or chemical change in a rock or
                    mineral subsequent to its formation. Milder and more localized than metamorphism.

ANTICLINE           An arch or fold in layers of rock shaped like the
                    crest of a wave.

ASSAY A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

BACKFILL Waste material used to fill the void created by mining an orebody.

BALL MILL           A steel cylinder filled with steel balls into
                    which crushed ore is fed. The ball mill is rotated, causing the balls to cascade and grind the ore.

BASEMENT ROCKS      The underlying or older rock mass.  Often refers
                    to rocks of Precambrian age which may be covered by younger rocks.

BASE METAL          Any non-precious metal (e.g. copper, lead, zinc,
                    nickel, etc.).

BEDDING             The arrangement of sedimentary rocks in layers.


<PAGE. 17

BLOCK CAVING        An inexpensive method of mining in which large
                    blocks of ore are undercut, causing the ore to break or cave under its own weight.

BRECCIA A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

BULK MINING         Any large-scale, mechanized method of mining
                    involving many thousands of tons of ore being brought to surface per day.

CATHODE A rectangular plate of metal, produced by electrolytic refining, which is melted into commercial shapes such as wirebars, billets, ingots, etc.

CHALCOCITE          A sulfide mineral of copper common in the zone of
                    secondary enrichment.

CHANNEL SAMPLE      A sample composed of pieces of vein or mineral
                    deposit that have been cut out a small trench or channel, usually about ten cm wide and two cm deep.

CHUTE An opening, usually constructed of timber and equipped with a gate, through which ore is drawn from a stope into mine cars.

COMPLEX ORE         An ore containing a number of minerals of economic
                    value. The term often implies that there are metallurgical difficulties in liberating and separating the valuable metals.

CONE CRUSHER        A machine which crushes ore between a gyrating
                    cone or crushing head and an inverted, truncated cone known as a bowl.

CONCENTRATE         A fine, powdery product of the milling process
                    containing a high percentage of valuable metal.

CONGLOMERATE        A sedimentary rock consisting of rounded, water-
                    worn pebble or boulders cemented into a solid mass.

CONTACT A geological term used to describe the line or plane along which two different rock formations meet.

CORE The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

CROSSCUT A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

CUT-AND-FILL        A method of stoping in which ore is removed in
                    slices, or lifts, and then the excavation is filled with rock or other waste material
                    (backfill), before the subsequent slice is extracted.

CYANIDATION         A method of extracting exposed gold or silver
                    grains from crushed or ground ore by dissolving it in a weak cyanide solution. May be carried out in tanks inside a mill or in heaps of ore out of doors.

DECLINE An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

DEVELOPMENT         Work carried out for the purpose of opening up a
                    mineral deposit and making the actual ore extraction possible.

DEVELOPMENT
  DRILLING Drilling to establish accurate estimates of mineral reserves.

DIAMOND DRILL       A rotary type of rock drill that cuts a core of
                    rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DILUTION (mining)   Rock that is, by necessity, removed along with the
                    ore in the mining process, subsequently lowering the grade of the ore.

DIP The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DISSEMINATED ORE    Ore carrying small particles of valuable minerals
                    spread more or less uniformly through the hose rock.

DORE Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

DRIFT A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

DRILL-INDICATED
  RESERVES The size and quality of a potential orebody as suggested by widely spaced drill holes; more work is required before reserves can be classified as probable or proven.

DUE DILIGENCE       The degree of care and caution required before
                    making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

ELECTROLYTIC
  REFINING The process of purifying metal ingots that are suspended as anodes in an electrolytic bath, alternated with refined sheets of the same metal which act as starters or cathodes.

ENVIRONMENTAL
  IMPACT STUDY      A written report, compiled prior to a production
                    decision, that examines the effects proposed mining activities will have on the natural surroundings.

EPITHERMAL DEPOSIT  A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

EXPLORATION         Work involved in searching for ore, usually by
                    drilling or driving a drift.

FACE The end of a drift, crosscut or stope in which work is taking place.

FISSURE             An extensive crack, break or fracture in rocks.

FLOAT Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action.

FLOTATION           A milling process in which valuable mineral
                    particles are induced to become attached to bubbles and float, and others sink.

FOOTWALL The rock on the underside of a vein or ore structure.

FRACTURE A break in the rock, the opening of which allows mineral bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

FREE MILLING        Ores of gold or silver from which the precious
                    metals can be recovered by concentrating methods without resort to pressure leaching or other chemical treatment.

GALENA              Lead sulfide, the most common ore mineral of lead.

GOSSAN The rust-colored capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulfides.

GRAB SAMPLE         A sample from a rock outcrop that is assayed to
                    determine if valuable elements are contained in the rock. A grab sample is not intended to be representative of the deposit, and usually the best-looking material is selected.

GRADE The average assay of a ton of ore, reflecting metal content.

HANGINGWALL         The rock on the upper side of a vein or ore
                    deposit.

HEAD GRADE          The average grade of ore fed into a mill.

HEAP LEACHING       A process involving the percolation of a cyanide
                    solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

HIGH GRADE          Rich ore.  As a verb, it refers to selective
                    mining of the best ore in a deposit.

HOST ROCK           The rock surrounding an ore deposit.

HYDROMETALLURGY     The treatment of ore by wet processes (e.g.,
                    leaching) resulting in the solution of a metal and its subsequent recovery.

INTRUSIVE           A body of igneous rock formed by the consolidation
                    of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

LAGGING Planks or small timbers placed between steel ribs along the roof of a stope or drift to prevent rocks from falling, rather than to support the main weight of the overlying rocks.

LENS Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

LEVEL The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

LIMESTONE           A bedded, sedimentary deposit consisting chiefly
                    of calcium carbonate.

LODE                A mineral deposit in solid rock.

METAMORPHIC ROCKS   Rocks which have undergone a change in texture or
                    composition as the result of heat and/or pressure.

MILL A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

MILLING ORE         Ore that contains sufficient valuable mineral to
                    be treated by the milling process.

MINEABLE RESERVES   Ore reserves that are known to be extractable
                    using a given mining plan.

MINERAL A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERALIZED MATERIAL
  OR DEPOSIT        A mineralized body which has been delineated by
                    appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

MUCK                Ore or rock that has been broken by blasting.

NATIVE METAL        A metal occurring in nature in pure form,
                    uncombined with other elements.

NET PROFIT
  INTEREST A portion of the profit remaining after all charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.

NET SMELTER RETURN  A share of the net revenues generated from the sale of metal produced by a mine.

OPEN PIT A mine that is entirely on surface. Also referred to as open-cut or open-cast mine.

ORE Material that can be mined and processed at a positive cash flow.

ORE PASS Vertical or inclined passage for the downward transfer of ore connecting a level with the hoisting shaft or a lower level.

OREBODY A natural concentration of valuable material that can be extracted and sold at a profit.

ORE RESERVES        The calculated tonnage and grade of mineralization
                    which can be extracted profitably; classified as possible, probable and proven according to the level of confidence that can be placed in the data.

ORESHOOT The portion, or length, of a vein or other structure, that carries sufficient valuable mineral to be extracted profitably.

OXIDATION           A chemical reaction caused by exposure to oxygen
                    that results in a change in the chemical composition of a mineral.

PARTICIPATING
  INTEREST A company's interest in a mine, which entitles it to a certain percentage of profits in return for putting up an equal percentage of the capital cost of the project.

PATENT The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

PATENTED MINING
  CLAIM A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

PILLAR A block of solid ore or other rock left in place to structurally support the shaft, walls or roof of a mine.

PORPHYRY Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

PRECAMBRIAN SHIELD  The oldest, most stable regions of the Earth's crust, the largest of which is the Canadian
                    Shield.

PROSPECT A mining property, the value of which has not been determined by exploration.

PROVEN AND PROBABLE
  MINERAL RESERVES  Reserves that reflect estimates of the quantities and grades of mineralized material at a mine which the Company believes could be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for such mineralized material. Mineral reserves are stated separately for each such mine, based upon factors relevant to each mine. Proven and probable mineral reserves are based on calculations of reserves provided by the operator of a property that have been reviewed but not independently confirmed by the Company. Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.

PROBABLE RESERVES   Resources for which tonnage and grade and/or
                    quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN RESERVES     Resources for which tonnage is computed from
                    dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20%.

RAISE A vertical or inclined underground working that has been excavated from the bottom upward.

RAKE The trend of an orebody along the direction of its strike.

RECLAMATION         The restoration of a site after mining or
                    exploration activity is completed.

RECOVERY The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

REPLACEMENT ORE     Ore formed by a process during which certain
                    minerals have passed into solution and have been carried away, while valuable minerals from the solution have been deposited in the place of those removed.

RESERVES That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

RESOURCE The calculated amount of material in a mineral deposit, based on limited drill information.

RIB SAMPLES         Ore taken from rib pillars in a mine to determine
                    metal content.

ROCKBOLTING         The act of supporting openings in rock with steel
                    bolts anchored in holes drilled especially for this purpose.

ROCKBURST           A violent release of energy resulting in the
                    sudden failure of walls or pillars in a mine, caused by the weight or pressure of the surrounding rocks.

ROCK MECHANICS      The study of the mechanical properties of rocks,
                    which includes stress conditions around mine openings and the ability of rocks and underground structures to withstand these stresses.

ROOM-AND-PILLAR
  MINING A method of mining flat-lying ore deposits in which the mined-out area, or rooms, are separated by pillars of approximately the same size.

ROTARY DRILL        A machine that drills holes by rotating a rigid,
                    tubular string of drill rods to which is attached a bit. Commonly used for drilling large-diameter blastholes in open pit mines.

ROYALTY An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

RUN-OF-MINE         A loose term used to describe ore of average
                    grade.

SAMPLE A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

SECONDARY
  ENRICHMENT        Enrichment of a vein or mineral deposit by
                    minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another.

SHAFT A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

SHEAR OR SHEARING   The deformation of rocks by lateral movement along
                    numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SHRINKAGE STOPING   A stoping method which uses part of the broken ore
                    as a working platform and as support for the walls of the stope.

SIDERITE Iron carbonate, which when pure, contains 48.2% iron; must be roasted to drive off carbon dioxide before it can be used in a blast furnace.
                    (Roasted product is called sinter.)

SKARN Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolomite formation.

SOLVENT EXTRACTION-
  ELECTROWINNING
   (SX/EW) A metallurgical technique, so far applied only to copper ores, in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis.

SPHALERITE          A zinc sulfide mineral; the most common ore
                    mineral of zinc.

STEP-OUT DRILLING   Holes drilled to intersect a mineralized horizon
                    or structure along strike or down dip.

STOCKPILE           Broken ore heaped on the surface, pending
                    treatment or shipment.

STOPE An underground excavation from which ore has been extracted either above or below mine level.

STRATIGRAPHY        Strictly, the description of bedded rock
                    sequences; used loosely, the sequence of bedded rocks in a particular area.

STRIKE The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

STRINGER A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.

STRIPPING RATIO     The ratio of tons removed as waste relative to the
                    number of tons of ore removed from an open pit mine.

SUBLEVEL A level or working horizon in a mine between main working levels.

SULFIDE             A compound of sulfur and some other element.

TAILINGS Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

TAILINGS POND       A low-lying depression used to confine tailings,
                    the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

TREND The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

TROY OUNCE          Unit of weight measurement used for all precious
                    metals. The familiar 16-ounce avoirdupois pound equals 14.583 Troy Ounces.

UNPATENTED
  MINING CLAIM      A parcel of property located on federal lands
                    pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General
                    Mining Law.

VEIN A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

VOLCANOGENIC        A term used to describe the volcanic origin of
                    mineralization.

VUG A small cavity in a rock, frequently lined with well-formed crystals. Amethyst commonly forms in these cavities.

WALL ROCKS          Rock units on either side of an orebody.  The
                    hanging-wall and footwall rocks of an orebody.

WASTE Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

WINZE               An internal shaft.

ZONE OF OXIDATION   The portion of an orebody that has been oxidized,
                    usually in the upper portion of the ore zone.


ITEM 2.  MINERAL PROPERTIES

CHILEAN PROPERTIES

Mocha Copper Porphyry

    The prospect was submitted in early 1997 to the Company through one of the directors of the Company and a field exam was made by personnel working in Argentina at the time. The decision to begin to acquire and unitize the Mocha District was based on a number of factors. More than 50% of a known large porphyry system at Mocha is covered by Tertiary gravels and ignimbrites (post-mineral cover). The best grade primary and oxide copper, noted from surface sampling and drilling, is on the west side of the prospect just before going under the post-mineral cover. On average, the cover is believed to be less than 200 meters in thickness. A large north-south trending aero-magnetic low anomaly west of Mocha has never been tested by exploratory drilling. These anomalies are often indicative of major copper porphyry systems.

    Since 1995, several junior and major mining companies have held positions and attempted unsuccessfully to make a deal on the claim group held by the Escala family of Santiago, Chile. In April 1997, the Oregon and Chilean Exploration Mining Company, staked 95 "pedimentos" or exploration claims totaling 28,300 hectares and surrounding the known Mocha District claims of the Escala Family and Conoco Minerals, and including the large aeromagnetic low 5-7 kilometers west of Mocha.

    The Company has been successful at consolidating the District. Agreements were signed on June 23, 1997 and July 31, 1997 between Company and the Escala and Oregon LTDA properties. Negotiations also underway for the Conoco Minerals claims which are of lesser importance. Approximately US$75,000 has been spent in land payments. An additional US$75,000 has been spent in claim, legal fees, and geologic studies. The entire and total purchase amount of the Escala property is US$5,000,000 as follows:

        On signing          US$   50,000
        6 months            US$  100,000
        12 months           US$  160,000
        18 months           US$  300,000
        24 months           US$  300,000
        30 months           US$  500,000
        36 months           US$  800,000
        48 months           US$1,395,000
        60 months           US$1,395,000

Notwithstanding the preceding, should the Company exercise the option to purchase within the terms of 48 months from the date of the option to purchase contract, the price of said contract shall amount to US$4,510,000 of which the unpaid balance shall be due in full at such time. In addition to the purchase price stated herein above, the Company will pay annually to the Sellers in equal parts an amount equal to 2% of the net smelter return obtained by the beneficiary or its cessionary as a result of the exploitation of any of the properties which are acquired. The parties agree to negotiate, in good faith, an amount for the N.S.R. buy-out which will become an integral part of the option to purchase contract.

    Under the terms of the agreement with the Oregon, LTDA, which was signed on July 31, 1997, the Company can acquire a 100% interest in the 28,300 hectare claim block according to the following schedule:

        On signing          US$   25,000
        3 months            US$   25,000
        6 months            US$   25,000
        9 months            US$   25,000
        12 months           US$   25,000
        15 months           US$   25,000
        18 months           US$   25,000
        21 months           US$   25,000
        36 months           US$  156,000
        60 months           US$  500,000
        72 months           US$1,000,000
        84 months           US$1,000,000
        96 months           US$1,500,000

The Company is further obligated to spend $200,000 in work commitments in the first three years.

Location and Access

    The Mocha District is located in northern Chile and lies on the 19E48'30" south meridian at 69E16'30" west. This area is within Region I of Chile, Province, Comuna de Huara. The prospect is approximately 100 kilometers east-northeast of the coastal city of Iquique and 60 kilometers west of the Bolivian border. Access is by paved and gravel roads which requires about three hours to drive from Iquique via Huara. The property lies along a southwesterly trending intermittent stream, Tarapaca, at an average elevation of 2300 meters. The farming pueblo of Mocha is located near the northeastern corner of the property.

History of the Prospect

Prospect pits, shallow shafts, and small adits were driven into the oxide copper showings at Mocha many years ago, probably pre-1940. The first systematic exploration for porphyry-type mineralization was carried out by the United Nations special fund mineral survey in late 1961 and 1962 and included geologic mapping, soil sampling, and six shallow diamond drill holes.

    Conoco Minerals, Inc., optioned the prospect in late 1980 and in 1981 conducted geology, geochemistry, and geophysics culminating in core holes totaling nearly 5000 meters and three rotary holes totaling approximately 850 meters. The United Nations and Conoco core drilling activities outlined a mineralized resource of excess of two hundred million tons with an overall grade of 0.4%-0.6% copper as a mixture of primary sulfides, secondary sulfides, and oxides. Conoco personnel recognized the importance of intense biotization hosting the primary sulfides.

    ASARCO optioned the property in 1995 and drilled thirty-three shallow RVC (reverse circulation) angle holes within the previously drilled and exposed area with the hope of increasing the secondary-enriched copper resource. ASARCO was only able to delineate a secondary enriched global resource approximately 41.9 million tons of
 .51% copper. Some problems may have been encountered with ASARCO'S drilling as assay results were lower than assays in adjacent core. No attempt was made by ASARCO to discover higher grade primary sulfides, oxide copper, or explore the vast covered area to the west.

Geology

    The Mocha District is located within and on the west side of a 30-40 kilometer (19.25 mile) wide, north-south trending up-thrown block of Mesozoic and Paleozoic rocks. This structural block extends at least 500 km to the south and includes the El Abra and Chuquicamata Districts. The block was uplifted in later Tertiary time offsetting Tertiary gravels and ignimbrites believed to be 10-15 million years in age. A major north-south fault zone locally known as the West Fissure occupies an axial position within the Mesozoic-Paleozoic block.

    The West Fissure is believed to have had a major component of net left lateral displacement since Mesozoic time. The West Fissure, fails to displace a 4.3 million year ignimbrite near Quebrada Blanca, and therefore has been inactive since that time. Spatial regional relationships suggest that the West Fissure, or its ancestral equivalent, influenced the localization of the porphyry copper deposits not only in the El Abra-Chuquicamata-Tesoro region, but also the cluster of deposits in the Copaquiri-Quebrada Blanca-Collahuasi region. The West Fissure is covered by gravels north of Copaquiri but also may correspond to northerly trending structural zones near Cerro Colorado and Mocha. The West Fissure also extends for several hundred kilometers to the south of Chuquicamata. Therefore, the location of several distinct regional clusters of porphyry copper deposits appear to have been influenced by this important fault zone extending over a strike length of at least 500 km (310 miles).

    In recent years, a more subtle east-west structural component has also been recognized in several of the important porphyry copper districts along the West Fissure trend. In the Copaquiri-Quebrada-Collahuasi, Cerro Colorado, and Mocha Districts, the overall trend of copper mineralization and/or the alignment of known prospects appears to be at least in part east-west and partially offset by north-south faults. The east-west controlling structure at Mocha may extend as far to the east as the famous Potosi district in Bolivia.

Exploration Potential

    The drilling programs in 1961 (United Nations), 1981 (Conoco), and 1995 (ASARCO), demonstrated that a large sulfide copper resource (250,000,000 tons) of overall grade between 0.4% - 0.6% copper exists mostly within intensive biotized rocks in the exposed portion of the Mocha District.

    A preliminary examination of existing data and subsequent field work by the Company indicates that this large resource is only partially exposed. The overall trend of better copper grades (above 0.4% Cu) appears to be 700 meters wide, trending east-west, with better values of oxide and primary sulfides to the west, and heading under post-mineral cover. A separate and distinct secondary sulfide zone is also possible to the west, as is additional oxide copper. Also, a large north-south trending aero-magnetic low is present on the prospect, seven (7) kilometers west of Mocha. This anomaly could represent another porphyry system or possibly a faulted extension of Mocha.

    A ground magnetic survey is recommended to further delineate this anomaly. Additional geophysics, including gravity to help estimate the thickness of the overburden, could be useful. An IP survey could aid in delineating the extent of sulfides under the post-mineral cover. However, even without geophysics at Mocha, a good drilling target exists immediately west of the known porphyry-type mineralization.

    The Company's geologists believe that the potential exists for the discovery of a deposit in excess of 750 million tons at grades exceeding 0.5% copper. This estimate is based on known data and extrapolation of the size of the potential zone to the west and to depth. This estimate is also in line with other major copper deposits in Chile and to the south of Mocha within the same trend.

    Subsequent to the end of the fiscal year end, on October 27, 1997 the Company signed a letter of intent with Teck Corporation of Vancouver, British Columbia for a joint venture to explore and develop the Mocha property. Although the final terms and conditions will be more fully described in a final agreement which has not yet been completed, the joint venture will involve an initial drilling phase to be funded by Teck, followed by a series of staged investments by Teck into the Company with 85% of the funds being used by the Company to fund exploration at Mocha, followed by an earn-in to 60% by Teck for funding all costs through bankable feasibility.

MEXICAN PROPERTIES

    The Company has acquired four formerly producing mines; the Frazadas, Zopilote, Jabalina and Frazadas located in the El Zopilote District, Nayarit, Mexico. The Company acquired the property from Roberto Whetton, the owner of the previous operator of the mines, Minera Nival. Under the terms of the acquisition the Company will spend a minimum of $250,000 annually on exploration and/or development until the mines are brought back into production. The Company will then pay a 10% net profits royalty to Minera Nival to a maximum of $5,000,000.

    The Manantial Project consists of four concessions which total 458 hectares and is located 25 kilometers east of Ruiz, Nayarit, Mexico. Ruiz is 200 kilometers south of Mazatlan and 150 kilometers north of Puerto Vallarta. Tepic, the capital of Nayarit, is 65 kilometers south of Ruiz.

    Mining by the Indians pre-dates Spanish colonization. The Spanish mined the area and developed a port at San Blas in conjunction with their operation. A German company operated the mines and a smelter from 1890 to 1910 when they shutdown due to the Mexican Revolution. Production records indicate the Germans were mining high grade silver ores grading 1.5 kilograms silver per tonne (about 45 ounces) and an undisclosed amount of gold.

    The mines are developed on silver, lead and zinc veins in andesite volcanic rocks and which are named the Manantial, Zopilote, Jabalina and Frazadas veins. The Minera Nival data indicate that reserves sufficient to operate a profitable mining operation can be developed by further exploration. The Company is now conducting an exploration drilling program to develop the necessary reserves to re-open the mines.

    The Frazadas vein was being mined by Minera Nival and is developed on two levels, with 100 meters between levels. The vein averages 3 meters in width and grades 14% zinc, 2% lead, and 3-5 ounces silver per ton. The vein extends for a known strike of 400 meters and is open on dip and on strike. The vein width and continuity make the vein amenable to high productivity mechanized mining methods.

    The Zopilote vein is southwest of and sub-parallel to the Frazadas. The mine workings consist of a 160 meter deep shaft with several levels developed, the extent of which are unknown. The German company records indicate that high grade silver with some lead and zinc were mined, and it appears that most of the early district production came from the Zopilote. The Zopilote mine is inaccessible at this time and Minera Nival did no work on the vein.

    The Jabalina mine consists of a long drift developed on the strike projection of the Zopilote vein. The workings are 300 meters vertically below the Zopilote and terminate 600 meters from the down dip projection of the Zopilote. The Germans were driving a drift to develop the vein at a lower elevation, but never reached their target.

They did mine on at least two other different veins within this trend. While conducting exploration from the Jabalina tunnel, Minera Nival sampled a one meter vein that assayed 0.19 ounces gold and 19.3 ounce silver per ton. The Company believes that reserves can be developed by extending the Jabalina drift 600 meters to the dip projection of the Zopilote and evaluating this 300 by 600 meter block of ground by drilling and raising. The Company also believes other targets may be of interest within the Jabalina mine.

    The Manantial vein consists of at least five veins averaging 1.5 meters in width and grading 13 to 20 ounces silver per ton with a good gold credit. The mine is developed on two levels and is developed by crosscuts from the surface. The mine is a complex of sub-veins of varying strike and dip averaging 50 meters in length. Minera Nival drilling indicates zones between the veins contain disseminated and stock-work mineralization. The Manantial vein system will be explored by drilling to determine if it is a stockwork vein system and its potential.

    In October 1997, the Company began a drilling program of the project. Phase I of the drilling program consisted of drilling 5,000 feet of diamond core hole to test the downward projection of the Frazadas vein. The Company has completed 80% of this program and is now awaiting assay results. Upon receipt of results the Company will evaluate them and geologists will recommend a further drilling program, probably of about 8,000 feet of drilling if warranted. Phase II, if executed, will consist of further drilling of the Frazadas and drilling to test the Zopilote, Manantial, and Jabalina targets.

    The Company has utilized its own Hagby 1,000 drill and drill crews for the project and has drilled Phase I at a substantial savings in operating costs compared to the use of a drilling contractor. The program has proceeded very well and the crews obtained a rapid rate of advance and achieved nearly 100% core recoveries.

    The Company believes the El Zopilote District is a large mineral system that may be part of a volcanic caldera complex. The geology of the region is a favorable environment for volcanogenic massive sulfides. Because of the favorable outlook for the region, the Company has began negotiations to acquire a much larger nearby exploration concession now owned by another company.

ARGENTINA PROPERTIES

    In January 1997, the Company acquired an option to purchase twelve separate mine claim groups in La Rioja Province, Argentina. Under the terms of the option agreement, the Company can purchase the properties on or before March 1, 2000 by the paying either $4.5 million in cash or
$5.5 million in the Company's common stock.   The original owners will
retain a 1.9% net smelter return on future production. The Company is required to spend $200,000 on the property prior to May 1, 1998, an additional $300,000 prior to March 1, 1999 and an additional $400,000 prior to March 1, 2000.

    The acquisition includes 12 separate properties which have all been advanced to the status of mines, meaning that the title to the mining rights has been deeded. A brief description of the most advanced properties, which are known as Veta Capricho and Salto de Albi is included here. These properties are located at an average elevation of about 10,000 feet above sea level.

Veta Capricho

    The Veta Capricho prospect, located in the Los Metalitos gorge, was acquired by the current owners in the early 1970's and has been held for approximately 25 years. Access to the region is generally via 4-wheel drive vehicle from Jague. The final 15 mile route to the prospect is currently undergoing improvement. This work is partially being funded by the Company and partially funded by the government of La Rioja Province.

    The prospect appears to be a series of stacked siliceous sulfide occurrences. The principal host rocks are quartz-schists, feldspathic gneisses and lesser amphibolite of the Precambrian Espinal Formation. Structure is dominated by a large north-south trending anticline, parallel to the gorge. The principal zone can be traced on surface for more than 6,000 feet in a south direction, ranges in thickness from 3 feet to more than 60, and dips to the west 30 degrees to 80 degrees. Abundant oxide iron, copper and manganese stain define the at surface. The massive to disseminated unoxidized metal mineralization, principally seen in one short adit, consists of specular hematite, bornite, chalcopyrite, galena and sphalerite. Quartz and possible carbonate minerals are the gangue minerals. Thirteen samples taken by Company personnel in January were located along approximately 1500 feet of strike length of the prospect. These samples returned an average grade of over 7.5% copper, 5% combined lead-zinc and 4 ounces per ton silver.

    In a detailed surface sampling program conducted by the Company's personnel in April 1997, some 20 channel samples were collected which averaged 1.75% copper, 6% combined lead-zinc and 2 ounces per ton silver. The Company is seeking a joint venture partner to conduct a diamond drilling programs to test the down-dip extension of this promising zone.

Salto de Albi

    The Salto de Albi porphyry copper system is located within the Albi ravine. The complex is roughly oval in shape, 3,000 feet long in a northeast direction, and 2,000 feet wide. Surface outcrops are oxidized yellow and red-brown. Northeast-trending quartz-feldspar porphyry dikes, as much as tens of feet in width, are common along the northwest border of the complex. Copper-molybdenum mineralization appears to be best defined near the quartz-feldspar porphyry dikes and within intense potassically altered volcanic rocks. Historic sampling in the vicinity of the porphyry dikes has indicated a near vertical mineralized zone at surface exceeding 500 feet in width and 2500 feet in length with overall copper grades possibly exceeding 1%, with associated tin, silver and molybdenum credits. Lower grade copper values surround this higher grade zone. The Salto de Albi porphyry system is believed to have the potential to host in excess of 100,000,000 tons of mineral resources. The Company is seeking a joint venture partner to explore this project as well.

UNITED STATES PROPERTIES

Crescent Mine

    In February 1995, Celebration Mining Company entered into an agreement to acquire a mineral lease on the Crescent Mine. The Crescent Mine is an underground mine, located in the Coeur d'Alene Mining District of Shoshone County, Idaho, about five miles east of Kellogg, Idaho.

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

    The Coeur d'Alene "Silver Belt" ore structures are frequently narrow, fragmented, and sinuous, and have exhibited great vertical continuity. For this reason, they have been discovered and mined at levels deeper than is generally the case in other mining districts. The ore at the Crescent Mine occurs in thin veins steeply dipping to the south. These veins may vary in thickness from several inches to several feet. The Alhambra and the Syndicate Faults are major reverse faults and both are present in the Crescent Mine.

    The Crescent Mine property consists of 12 patented mining claims, nine unpatented claims, and two Idaho state leases located immediately adjacent to and west of the world-famous Sunshine Mine owned by Sunshine Mining Company (SSC-NYSE). The Sunshine Mine has produced nearly 400 million ounces of silver since its inception, making it the most productive primary silver mine in North America. The major structural and stratigraphic features which have produced the major ore deposits in the Sunshine Mine are also present in the Crescent Mine.

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

    The Company's plans to re-establish significant silver production from the Crescent Mine will be dependent upon silver prices.
Management estimates that a price of at least $6.00 per ounce would need to be sustained for a period of six months to justify the capital investment necessary to de-water the lower workings of the mine and to rehabilitate the stopes. At December 9, 1997, the Comex Spot price for silver was $5.36. Absent a $6.00 silver price, the Company intends to pursue development and exploration efforts in the upper Crescent. The workings of the upper Crescent Mine are above the water table, and therefore can be developed without major capital investment. The Company believes that a processing agreement for Crescent ore can be negotiated with the neighboring Sunshine Mine on a favorable basis.

    During the 1996 fiscal year, the Company's field activities at the Crescent Mine were limited to are unsuccessful attempt to re-open the #3 level portal. The portal was filled with unconsolidated glacial till and it was determined that a much more expensive program will be required given the bad ground. Due to the low silver price, no attempt to dewater the lower mine was contemplated during the 1997 fiscal year. Further developments on the Crescent Mine for fiscal 1998 will depend upon the price of silver, as well as the Company's available capital.

Conjecture Mine

    In late August 1995, the Company completed two acquisitions which included six patented and six unpatented mining claims comprising the Conjecture Mine property.

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

    In the late 1950's and early 1960's, Federal Resources of Salt Lake City, Utah invested approximately $3 million in shaft sinking and underground development at the Conjecture Mine. In all, Federal Resources completed a 2,000 foot deep, three compartment vertical shaft and nearly 12,000 feet of drifts, cross-cuts and raises to establish a block of mineralized material of 336,000 tons at a grade of 11 ounces per ton of silver, and .03 ounces of gold, with some lead and zinc.

    An additional block of 370,000 tons of similar grade was listed as a possible block of mineralization between the levels. Since obtaining the property, the Company has not been able to re-confirm these reserve estimates of mineralized material, although an independent reserve report done in 1981 essentially verified the earlier numbers.

    That independent reserve report was prepared by Richard W. Morris, a registered professional geologist, for a company known as Minerals Management, Inc. Nevertheless, no assurance can be made that this mineralized material constitutes a proven or probable "ore reserve," if at all, until it can be verified.

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

    The Company did not conduct any exploration activities at the Conjecture Mine during 1997 and absent a higher silver price, nothing is contemplated for Fiscal Year 1998.

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

    The Vipont Mine was at one time one of the foremost silver-producing mines in the State of Utah. Its greatest period of activity was from 1919 through mid-1923 after the passage of the Pittman Silver Purchase Act ("Pittman Act") which authorized the purchase of 200,000,000 ounces of silver. The Mine closed in August 1923 with the expiration of the Pittman Act after producing nearly 1,000,000 ounces of silver per year. Some leasing was done in the 1930's and the Mine was closed in 1942 when Congress passed War Order L-208 closing all gold and silver mines. From 1977 through 1987, United Silver Mines began further development and leached the old mill tailings.

    The mineralization in the Mine occurs predominantly as the mineral argentite in the Vipont limestone. Two other units, the Phelan limestone, and the Sentinel limestone have produced high-grade ore. Neither the Phelan nor the Sentinel have been seriously explored for additional ore.

    The mineralization in the Vipont limestone occurs as a continuous tabular "manto" mineralized body in the crests of folds (crenulations) superimposed upon a shallowly dipping (22 degrees) syncline. The continuity of the mineral down-dip has been shown by past mining operations and by a line of drill holes below the old workings. It is thought by geologists that the mineralization will continue to down-dip toward an igneous intrusive 4,600 feet southwest of the old mine.

    There are two distinct mineralized deposits on the Vipont Property: the oxide deposit and the sulfide deposit. The characteristics of each are unique and require different approaches to development and exploration. According to a 1994 report by Dr. Armond H. Beers, the oxide deposit contains 1,100,000 tons of mineralized material grading
6.9 ounces per ton in silver and with a small gold credit. The Company has not independently re-verified those findings and cannot and does not make any assurance as to their accuracy or compliance with regulatory standards.

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

    During the 1996 fiscal year, the Company elected not to proceed further with the Vipont joint venture, but as a result of the Company's successful effort at removing all liens on the property at a Box Elder County Sheriff's sale, the Company's wholly-owned subsidiary now owns a 25% undivided interest in the property. The company has no plans to proceed further with the Vipont joint venture until such time as silver prices improve significantly.

Coeur d'Alene Syndicate Property.

    No significant mineral production has to date occurred on the Coeur d'Alene Syndicate property and there are no known proven or probable reserves. In September 1995, the Company acquired fee simple ownership of the 24 patented mining claims that comprise the Coeur d'Alene Syndicate property, located in Burke Canyon some six miles northeast of Wallace, Idaho. The property is near the eastern end of the Coeur d'Alene mining district, and is an undeveloped portion of a major mineralized trend running through the Star-Morning Mines and on to the Frisco and Black Bear Mines.

    Geologists have long considered the Syndicate property to be an outstanding exploration target where the highly productive Star fault turns to the southwest and intersects the Commander fault. This structural anomaly, occurring in favorable Revett and Burke formation quartzite rocks is exactly what develops major ore shoots within the Coeur d'Alene district.

    The property is currently developed by an adit from the Black Bear property, but could ultimately be accessed by deep shafts on either end of the strike if agreements could be made with the respective companies who own the Star and Frisco Mines. Subsequent to September 30, 1995, the Company entered into an agreement with an independent timber company to sell the mature timber for cash. The transaction was expected to close in Fiscal 1996, but was not concluded as a timber consultant recommended allowing the timber crop to achieve greater maturity prior to harvesting. The Company plans to re-evaluate the timber potential of the property during fiscal 1998.

    Subsequent to the end of the Fiscal Year which ended on September 30, 1997, the Company sold the Coeur d'Alene Syndicate property along with 3 additional patented claims and several unpatented claims to Centurion Mines Corporation in exchange for 5 million shares of Centurion common stock valued at .30 per share.

The Liberal King Mine.

    In the fourth quarter of Fiscal 1995, the Company acquired fee simple ownership of the Liberal King Mine, consisting of five patented claims located southwest of the famous Bunker Hill Mine in the Pine Creek area of the Coeur d'Alene Mining District. At the time the mine was last operated by Spokane National in the 1960's, that company reported a defined block of mineralized material totaling 81,000 tons at 12% zinc and 2.5 ounces of silver. In the early 1980's, Cominco-American conducted an exploration program on the Liberal King property in search of a large, stratabound zinc-silver deposit. Such potential has not been fully explored at this time. The Company has not been able to evaluate this property as of the date of this filing, and no current reserve estimates can be given.

Frisco Standard Silver Mine.

    As of the first quarter of fiscal 1997, the Company has fully divested itself of any ownership in the Frisco Standard Mine. In
September 1995, the Company had acquired fee simple ownership of the seven patented claims that comprised this property.

New Departure Mine.

    There are no known proven or probable reserves identified at the New Departure Mine. In August 1995, the Company acquired a long term mineral lease for the New Departure Mine in Beaverhead County, Montana. This property is located in southeastern Montana near the town of Bannock. The property consists of eight patented claims and has a history of very high grade silver production. After an evaluation of the data on the property, and a field examination by Company personnel and a consulting geologist, the decision was made in October 1997 to drop the lease, and therefore all capitalized leasehold costs were written off at September 30, 1997.

Utah Properties and Royalty Interests.

    The Company is not currently involved in active exploration with respect to any of the property holdings or royalty interests within the Utah Gold Belt. During Fiscal 1997, the Company engaged an independent geologist to evaluate the mineral potential of the Company's holdings. Based upon his recommendations, the company dropped some property and has held onto only claims and leases which are low-cost to hold and evaluated as having some mineral merit. The Company does not anticipate pursuing significant exploration activities on the Utah Gold Belt properties during Fiscal 1998.

    The "Utah Gold Belt" is a major mineralized north-south zone, including the Oquirrh Mountain range, situated on the west side of the Salt Lake valley. The Utah Gold Belt is close to Salt Lake City, and major highways and railroads make up a well-developed infrastructure. The Utah Gold Belt includes the well-known Bingham and Mercur mining districts, plus smaller Ophir, Stockton, and Greeley districts.

    The Utah Gold Belt has been a major producer of copper, gold, silver, and other metals since the late 1800's. Discovery and profitable production of new ore bodies has continued up to the present time. Important new gold mines have been developed within the last decade. Centurion Mines initiated a land acquisition program in 1987 and the Company subsequently purchased Utah Gold Belt properties because management recognized that these properties had not been fully explored and they offered some potential for the discovery of new gold ore bodies.

    The Company sold various Utah Gold Belt mining properties to Kennecott Corporation during 1992, and has retained production royalty interests on these properties. These properties are contiguous to or near properties held previously by Kennecott in the Utah Gold Belt.

    Management of the Company believed it was to the Company's advantage to allow the ownership of these properties to pass to Kennecott, with the Company retaining a production royalty interest. The Company is not now receiving any royalties, and there is no assurance that the Company will ever receive royalties from these properties, and cannot predict the amount, if any, of such royalties.

    The Company's land holdings in the Utah Gold Belt consist of Utah State mineral leases, fee leases and unpatented lode mining claims totaling over 5,000 acres. The Company did not undertake any exploration efforts on these holdings during fiscal 1997 and does not plan any activities during fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS

    The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation with the exception of the following:

      (1) A threatened lawsuit by a disgruntled shareholder. The Company believes that the shareholder's claims are spurious and utterly without merit. In the event the shareholder initiates an action against the Company and/or its officers and directors, the Company intends to defend the same vigorously. Further, the amount of the shareholder's claim is not material to the operation of the Company's business.

      (2) On December 22, 1997, the Company was advised that unless the Company returned its 25% interest in the Vipont Mine and pay $500,000 on or before January 5, 1998, Thomas F. Miller, James Kontes and United Silver Mines, Inc., were going to file suit against the Company, Celebration Mining Company and Howard Crosby, the Company's President, in the First Judicial District Court in and for Box Elder County, State of Utah to recover the Vipont Mine together with incidental and consequential damages or in the alternative, consequential, incidental and compensatory damages together with punitive damages, costs and attorney's fees. Messrs. Miller and Kontes and United Silver Mines allege that the Company did not issue 2,000,000 shares which were due United Silver Mines and James Kontes as part of the consideration for the acquisition of the Vipont Mines. The Company believes the foregoing is totally wihtout merit and the Company intends to defend vigorously any action which might be initiated.

None of the Officers and Directors have been convicted of a felony or none have been convicted of any criminal offense, felony and misdemeanor relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on May 29, 1997, the following proposals were voted upon and passed:

    1.  The election of six directors;

    2. A proposal to amend the Company's Articles of Incorporation. The proposed amendment would increase the authorized Common Stock of the Company from 40,000,000 shares, par value $0.01 per share, to 100,000,000 shares of Common Stock, $0.01 par value per share;

    3. A proposal to amend the Articles of Incorporation to authorize ten million shares of Preferred Stock, $0.01 par value per share, for possible issuance from time-to-time and in such series and upon such terms as shall be determined by the Board of Directors;

    4.  The appointment of Williams & Webster, Certified Public
Accountants, to audit the financial statements of the Company for the year ending September 30, 1997; and,

    5. To act upon such other matters as may properly come before the meeting and any adjournment thereof.


                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's common shares are traded on the OTC Bulletin Board under the symbol RSMI. The prices listed below were obtained from the National Quotation Bureau, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period December 31, 1994, through September 30, 1997. These bid prices are over-the-counter market quotations based on inter-dealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:

    Fiscal Quarter Ended  High Bid($) Low Bid ($)
    --------------------  ---------   -----------
    December 31, 1994     4.125       3.000
    March 31, 1995        2.500       1.125
    June 30, 1995         3.750       0.875
    September 29, 1995    3.124       2.750
    December 31, 1995     2.87        2.43
    March 31, 1996        2.75        2.25
    June 30, 1996         2.94        1.62
    September 30, 1996    2.12        1.00
    December 31, 1996     1.35        0.75
    March 31, 1997        1.56        0.91
    June 30, 1997         1.15        0.63
    September 30, 1997    0.97        0.69

    On December 15, 1997, the average of the high bid and low ask quotation for the Company's common shares as quoted on the OTC Bulletin Board was $0.52.

    The approximate number of holders of common stock of record on December 15, 1997, was approximately 605.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

                    September  September   September   November
                    30, 1997   30, 1996    30, 1995    30, 1994
                    (Audited)  (Audited)   (Audited)   (Audited)
Statement of Operations and
Accumulated Deficit Data:

 Revenues           $         0   $         0   $        0    $         0
 Operating Expenses $ 1,558,823   $ 1,835,548   $   962,735   $   211,796
 Net loss           $(1,770,771)  $(2,045,082)  $  (962,735)  $  (211,796)
 Net Loss per share $     (0.14)  $     (0.22)  $     (0.15)  $     (0.03)

Balance Sheet Data:
 Work Capital
  (Deficit)         $   671,355   $   686,573   $  (665,274)  $    25,754
 Total Assets       $ 5,891,527   $ 5,605,357   $ 4,056,698   $   366,620
 Long-term Debt     $         0   $         0   $         0   $         0
 Stockholders'
  Equity            $ 5,850,186   $ 5,485,490   $ 3,235,376   $   276,321

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Condition, Liquidity and Capital Resources.

    There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to determine whether the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to September 30, 1997, the Company accumulated a deficit of $4,828,528.

    At September 30, 1997, $4,915,579 of the Company's total assets of $5,891,527 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

Liquidity and Capital Resources.

    The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1997, the Company had working capital of $671,355. This amount is reasonably consistent with the working capital position of $686,573 at September 30, 1996. In the year ending September 30, 1997, the Company's working capital has decreased by $15,218 primarily because of the expenditures for general and administrative expenses, mining equipment, investments and debt reduction exceeding the cash received from stock sales of $1,868,250. During the same twelve month period, the Company's cash decreased from $688,716 to $594,577.

    In the second quarter of fiscal 1997, the Company reduced its short-term debt position to $0 by paying off a $35,000 promissory note. The Company has continued to reduce its accrued expenses and accounts payable. Accordingly, the Company's current liabilities shrank from $119,867 at September 30, 1996 to $41,341 at September 30, 1997. The
Company has no long-term debt.

    The Company has estimated that it will need minimal capital resources of approximately $40,000 per month to meet its estimated expenditures for fiscal 1998. Over the last two years, several key members of management have met with experienced financial and investment firms through out Europe and North America and negotiated both tentative and actual arrangements for capital fund raising.
During the second fiscal quarter of 1997, the Company raised $1,871,250 in funds, primarily through the private placement of shares and warrants. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

    As a result of negotiations in July and August 1997, the Company reached a modified agreement with Oregon LTDA on one of the mining properties in Chile. As part of this agreement, the Company can obtain the mineral rights to this portion of the Mocha concession for payments of $500,000 by July 31, 2002, $1,000,000 by July 31, 2003,
$1,000,000 by July 31, 2004, $1,500,000 by July 31, 2005, with Oregon
LTDA retaining no residual rights.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 1996 and September 30, 1997, respectively.

    General and administrative expenses decreased from $1,835,548 during fiscal 1996 to $1,558,823 during fiscal 1997. This decrease is principally due to reduced levels of consulting and compensation expenditures on a year-to-year basis. Additionally, the Company's write off of $238,887 of mineral properties associated with its investment in the Bunker Hill Mine is roughly consistent with its write
off of $200,000 of mineral property in the preceding fiscal year.   The
Company's net loss decreased from $2,045,082 to $1,770,711, while the net loss per share increased from $0.22 to $0.14 per share.

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


ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)

                         Financial Statements

                     September 30, 1997 and 1996

                           C O N T E N T S



Accountant's Audit Report . . . . . . . . . . . . . . . . . . F-1

Balance Sheets . .  . . . . . . . . . . . . . . . . . . F-2 - F-3

Statement of Operations . . . . . . . . . . . . . . . . . . . F-4

Statement of Stockholders' Equity . . . . . . . . . . . F-5 - F-9

Statement of Cash Flows . . . . . . . . . . . . . . . F-10 - F-11

Notes to the Financial Statements . . . . . . . . . . F-12 - F-25

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington


                     ACCOUNTANT'S AUDIT REPORT


We have audited the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended, and from inception on February 17, 1994 through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Royal Silver Mines, Inc. as of September 30, 1995 were audited by other auditors whose report dated December 5, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Silver Mines, Inc. as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and from inception on February 17, 1994 through September 30, 1997 in conformity with generally accepted accounting principles.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 15, 1997

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                          September 30, September 30,
ASSETS                    1997          1996
                          ------------- -------------
CURRENT ASSETS
  Cash                    $   594,577   $   688,716
  Note receivable             100,000       100,000
  Interest receivable           7,583           333
  Prepaid expenses             10,536        17,391
                          -----------   -----------
    TOTAL CURRENT ASSETS      712,696       806,440
                          -----------   -----------
MINERAL PROPERTIES          4,915,579     4,785,665
                          ===========   ===========

PROPERTY AND EQUIPMENT
  Mining equipment            188,888            -
  Furniture and equipment      15,185        15,802
  Less accumulated
   depreciation               (17,005)       (2,809)
                          -----------   -----------
    TOTAL PROPERTY
      AND EQUIPMENT           187,068        12,993
                          -----------   -----------
OTHER ASSETS
  Investments                  70,000            -
  Organization costs, net       6,184           259
                          -----------   -----------
    TOTAL OTHER ASSETS         76,184           259
                          -----------   -----------
TOTAL ASSETS              $ 5,891,527   $ 5,605,357
                          ===========   ===========












        The accompanying notes are an integral part of these
                        financial statements.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                              September 30,   September 30,
LIABILITIES AND               1997        1996
 SHAREHOLDERS' EQUITY         -------------   -------------
CURRENT LIABILITIES
  Accounts payable            $    20,355   $    25,135
  Payable to related parties           -            289
  Accrued expenses                 20,986        34,443
  Notes payable                        -         60,000
                              -----------   -----------
   TOTAL CURRENT LIABILITIES       41,341       119,867
                              -----------   -----------
LONG TERM DEBT                         -             -
                              -----------   -----------

COMMITMENTS AND CONTINGENCIES          -             -
                              -----------   -----------

SHAREHOLDERS' EQUITY
 Common stock,$.01 par value;
  40,000,000 shares authorized,
  13,482,232 and 10,649,854 shares
  issued and outstanding,
  respectively                    134,822       106,499
 Additional paid-in capital    10,543,892     8,436,808
 Deficit accumulated during
  development stage            (4,828,528)   (3,057,817)
                              -----------   -----------
TOTAL SHAREHOLDERS' EQUITY      5,850,186     5,485,490
                              -----------   -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY      $ 5,891,527   $ 5,605,357
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
                       STATEMENTS OF OPERATIONS

                                       Year Ended     Year Ended
                                       September 30,  September 30,
                                       1997           1996
                                       -------------  -------------
REVENUES                               $        -     $        -
                                       -----------    -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral property expense                  31,378          8,122
  Depreciation and amortization             44,625         35,736
  Officers' and directors'
   compensation                            403,660        492,715
  General and administrative             1,079,160      1,298,975
                                       -----------    -----------
    Total expenses                       1,558,823      1,835,548
                                       -----------    -----------
OPERATING LOSS                          (1,558,823)    (1,835,548)
                                       -----------    -----------
OTHER INCOME (EXPENSES)
  Interest income                           31,025             -
  Interest expense                          (2,257)        (9,534)
  Loss on disposition of assets           (240,656)      (200,000)
                                      ------------    -----------
    Total other income (expense)          (211,888)      (209,534)
                                      ------------    -----------
NET LOSS                              $ (1,770,711)  $ (2,045,082)
                                      ------------   ------------
NET LOSS PER COMMON SHARE             $      (0.14)  $      (0.22)
                                       ===========   ============
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                    12,305,987      9,221,191
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

                                                           Period From
                                     Ten Months            February 17,
                                     Ended                 1994 (Inception)
                                     September 30,         Through
                                     1995                  September 30, 1997
                                     --------------        ------------------
REVENUES                             $        -            $         -
                                     -----------           ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral property expense                   843                279,230
  Depreciation and amortization           59,822                142,694
  Officers' and directors'
  Compensation                           209,733              1,235,608
  General and administrative             273,246              2,731,166
                                     -----------           ------------
    Total expenses                       543,644              4,388,698
                                     -----------           ------------

OPERATING LOSS                          (543,644)            (4,388,698)
                                     -----------           ------------
OTHER INCOME (EXPENSES)
  Interest income                             -                  31,025
  Interest expense                       (62,557)               (74,348)
  Loss on disposition of assets         (144,738)              (346,507)
                                     -----------           ------------
    Total other income (expense)        (207,295)              (389,830)
                                     -----------           ------------
NET LOSS                             $  (750,939)          $ (4,778,528)
                                     -----------           ------------

NET LOSS PER COMMON SHARE            $     (0.12)          $      (0.64)
                                     ===========           ============
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                   6,342,816              7,426,608
                                     ===========           ============



        The accompanying notes are an integral part of these
                        financial statements.

                                 F-4b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock
                                               Number
                                               of Shares    Amount
                                               -----------  -----------
Balance
  February 17, 1994                                    -    $     -

Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment of
  mining property option                       2,250,000      22,500

Issuance in July 1994 of
  shares for cash at $.402
  in private placement, net
  of costs                                     1,050,000      10,500

Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $.417 per share                      150,000       1,500

Net loss for the year ended
  November 30, 1994                                   -           -
                                               ---------    --------
Balance,
  November 30, 1994                            3,450,000      34,500

Issuance of shares in debt
  offering at $.03 per share                     416,250       4,163

Issuance of shares for
  mineral properties valued
  at $1.00 per share                             262,500       2,625

Issuance of shares for cash
  at $1.00 per share                              15,000         150

Stock issuance costs                                  -           -
                                               ---------    --------
Balance forward                                4,143,750    $ 41,438
                                               ---------    --------
        The accompanying notes are an integral part of these
                        financial statements.
                                 F-5a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                     Additional                  Total
                                     Paid-in       Deficit       Stockholders'
                                     Capital       Accumulated   Equity
Balance
  February 17, 1994                  $      -      $        -    $       -
                                     ---------     -----------   ----------
Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment
  of mining property option           (18,500)              -         4,000

Issuance in July 1994 of
  shares for cash at $.402
  in private placement, net
  of costs                            411,116               -       421,616

Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $.417 per share            61,000               -        62,500

Net loss for the year ended
  November 30, 1994                        -          (211,796)    (211,796)
                                    ---------       ----------   ----------
Balance,
  November 30, 1994                   453,616         (211,796)     276,320

Issuance of shares in debt
  offering at $.03 per share            9,712               -        13,875

Issuance of shares for
  mineral properties valued
  at $1.00 per share                  259,875               -       262,500

Issuance of shares for cash
  at $1.00 per share                   14,850               -        15,000

Stock issuance costs                  (58,202)              -       (58,202)
                                    ---------      -----------   ----------

Balance forward                     $ 679,851       $ (211,796)  $  509,493
                                    ---------       ----------   ----------





        The accompanying notes are an integral part of these
                        financial statements.

                                 F-5b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                              Common Stock
                                          Number
                                          of Shares     Amount
                                          ----------    --------
Balance forward                           4,143,750     $ 41,438

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share                          2,434,563       24,346

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                                  12,750          127

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13 to
  $3.25 per share                           800,000        8,000

Issuance of shares for
  cash at prices ranging
  from $1.50 to $2.00
  per share                                 166,000        1,660

Issuance of shares in
  exchange for debt at
  $1.50 per share                           200,000        2,000

Net loss for the ten
  months ended September
  30, 1995                                       -            -
                                          ---------     --------
Balance,
 September 30, 1995                       7,757,063     $ 77,571
                                          ---------     --------



        The accompanying notes are an integral part of these
                        financial statements.

                                 F-6a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                               Additional                    Total
                               Paid-in        Deficit        Stockholders'
                               Capital        Accumulated    Equity
                               -------------  ------------   -------------
Balance forward                $   679,851    $ (211,796)    $   509,493

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share                   335,750            -          360,096

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                         29,473            -           29,600

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share             2,530,126            -        2,538,126

Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share               247,340            -          249,000

Issuance of shares in
  exchange for debt at
  $1.50 per share                  298,000            -          300,000

Net loss for the ten
  months ended September
  30, 1995                              -       (750,939)       (750,939)
                               -----------    ----------     -----------
Balance,
  September 30, 1995           $ 4,120,540    $ (962,735)    $ 3,235,376
                               -----------    ----------     -----------



        The accompanying notes are an integral part of these
                        financial statements.

                                 F-6b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                Common Stock
                                           Number
                                           of Shares      Amount
                                           ------------   ----------
Balance forward                            7,757,063      $  77,571

Issuance of shares for
 cash at $1.50 per share                   1,176,832         11,769

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                                  222,700          2,227

Issuance of shares in
  exchange for debt at $1.50
  per share                                  406,050          4,060

Issuance of shares for cash
  at $2.20 per share                         150,000          1,500

Issuance of warrants for cash
  at $.05 per warrant                             -              -

Issuance of shares for cash
  at $1.62 per share                          65,000            650

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share                            107,500          1,075

Issuance of shares for cash at
  $0.75 per share                            200,000          2,000

Issuance of shares for cash at
  $1.70 per share                            250,000          2,500
                                          ----------      ---------

Balance forward                           10,335,145      $ 103,352
                                          ----------      ---------
        The accompanying notes are an integral part of these
                        financial statements.

                                 F-7a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                     A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                         Additional                   Total
                         Paid-in        Deficit       Stockholders'
                         Capital        Accumulated   Equity
                         -----------    ------------  -------------
Balance forward          $ 4,120,540    $ (962,735)   $ 3,235,376

Issuance of shares for
  cash at $1.50 per share  1,754,010            -       1,765,779

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                  331,823            -        334,050

Issuance of shares in
  exchange for debt at $1.50
  per share                  605,015            -        609,075

Issuance of shares for cash
  at $2.20 per share         328,500            -        330,000

Issuance of warrants for cash
  at $.05 per warrant         41,068            -         41,068

Issuance of shares for cash
  at $1.62 per share         104,650            -        105,300

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share            181,175            -        182,250

Issuance of shares for cash at
  $0.75 per share            147,985            -        149,985

Issuance of shares for cash at
  $1.70 per share            422,500            -        425,000
                         -----------     ---------   -----------

Balance forward          $ 8,037,266    $ (962,735)  $ 7,177,883
                         -----------    ----------   -----------







        The accompanying notes are an integral part of these
                        financial statements.

                                 F-7b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                Common Stock
                                          Number
                                          of Shares         Amount
                                          -----------       -----------
Balance forward                           10,335,145    $   103,352

Cancellation of 35,000 shares
  received in exchange for
  return of mining property                  (35,000)          (350)

Payment of Centurion Mines
 for option to repurchase
 stock                                            -              -

Issuance of shares for joint
  venture in mining property
  at $1.50 per share                         100,000          1,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share                            (25,000)          (250)

Issuance of shares for
  mining property at
  $1.50 per share                             20,000            200

Issuance of shares for
  noteholders for
  extension of notes at
  $1.50 per share                             39,375            394

Issuance of shares for
  services at $1.50 per share                215,334          2,153

Stock issuance costs                              -              -

Net loss for the year
  ended September 30, 1996                        -              -
                                          ----------    -----------

Balance,
  September 30, 1996                      10,649,854    $   106,499
                                          ----------    -----------
        The accompanying notes are an integral part of these
                        financial statements.

                                 F-8a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                  Additional                   Total
                                  Paid-in       Deficit        Stockholders'
                                  Capital       Accumulated    Equity
                                  -----------   ------------   ------------
Balance forward                   $ 8,037,266   $  (962,735)   $ 7,177,883

Cancellation of 35,000 shares
  received in exchange for
  return of mining property          (109,025)           -       (109,375)

Payment of Centurion Mines
  for option to repurchase
  stock                                    -        (50,000)      (50,000)

Issuance of shares for joint
  venture in mining property
  at $1.50 per share                  149,000            -        150,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share                     (34,750)           -        (35,000)

Issuance of shares for
  mining property at
  $1.50 per share                      29,800            -         30,000

Issuance of shares for
  noteholders for
  extension of notes at
  $1.50 per share                      58,669            -         59,063

Issuance of shares for
  services at $1.50 per share         320,848            -        323,001

Stock issuance costs                  (15,000)           -        (15,000)

Net loss for the year
  ended September 30, 1996                 -     (2,045,082)   (2,045,082)
                                  -----------   -----------   -----------

Balance,
  September 30, 1996              $ 8,436,808   $(3,057,817)  $ 5,485,490
                                  -----------   -----------   -----------




        The accompanying notes are an integral part of these
                        financial statements.

                                 F-8b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                     A Development Stage Company
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock
                                              Number
                                              of Shares     Amount
                                              ----------    ----------
Balance forward                               10,649,854    $  106,499

Issuance of shares for
  cash at $0.75 per share                      2,491,000        24,910

Stock issuance costs                                  -             -

Issuance of shares to directors
  and employees for services:
  at $1.00 per share                             110,500         1,105
  at $0.75 per share                              25,000           250

Issuance of shares for services
  at $1.25 per share                              98,250           982

Payment for extension of warrants
  for one year                                        -             -

Issuance of shares for mining
  property at $1.00 per share                     60,000           600

Cancellation of 25,000 shares
  received in exchange for
  return of mining property                      (25,000)         (250)

Issuance of shares for services:
  at $1.00 per share                              25,500           255
  at $0.75 per share                              47,128           471

Payment for extension of warrants
  for one year                                        -             -

Net loss for the year ended
  September 30, 1997                                  -             -
                                              ----------     ---------

Balance, September 30, 1997                   13,482,232     $ 134,822
                                              ==========     =========
        The accompanying notes are an integral part of these
                        financial statements.

                                 F-9a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Shareholders Equity, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                     A Development Stage Company
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   Additional                  Total
                                   Paid-in       Accumulated   Stockholders'
                                   Capital       Deficit        Equity
                                   ----------    ------------   ------------
Balance forward                    $  8,436,808  $ (3,057,817)  $ 5,485,490

Issuance of shares for
  cash at $0.75 per share             1,843,340            -      1,868,250

Stock issuance costs                    (30,000)           -        (30,000)

Issuance of shares to directors
  and employees for services:
  at $1.00 per share                    109,395            -        110,500
  at $0.75 per share                     18,500            -         18,750

Issuance of shares for services
  at $1.25 per share                    121,829            -        122,811

Payment for extension of warrants
  for one year                            3,000            -          3,000

Issuance of shares for mining
  property at $1.00 per share            59,400            -         60,000

Cancellation of 25,000 shares
  received in exchange for
  return of mining property             (81,000)           -        (81,250)

Issuance of shares for services:
  at $1.00 per share                     25,245            -         25,500
  at $0.75 per share                     34,875            -         35,346

Payment for extension of warrants
  for one year                            2,500            -          2,500

Net loss for the year ended
  September 30, 1997                         -     (1,770,711)   (1,770,711)
                                   ------------  ------------   -----------

Balance, September 30, 1997        $ 10,543,892  $  4,828,528  $  5,850,186
                                   ============  ============  ============







        The accompanying notes are an integral part of these
                        financial statements.

                                 F-9b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages.ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                               For the Year  For the Year
                                               Ended         Ended
                                               September 30, September 30,
                                               1997          1996
                                               ------------  ------------
Cash flows from operating activities:
 Net loss                                      $ (1,770,711) $ (2,045,082)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                     44,625        35,736
   Issuance of common stock
    for services                                    312,907       657,051
   Write off of joint venture costs                      -        150,000
 Changes in assets and liabilities:
   Note receivable                                       -       (100,000)
   Interest receivable                               (7,250)         (333)
   Prepaid expenses                                 (19,040)      (13,041)
   Other assets                                      (6,000)       19,836
   Accounts payable                                  (4,780)      (34,891)
   Accrued expenses                                 (13,457)      (55,645)
   Payable to related parties                          (289)           -
                                               ------------  ------------
     Net cash provided (used)
      in operating activities                    (1,463,995)   (1,386,369)
                                               ------------  ------------
Cash flows from investing activities:
  Purchase of investments                           (70,000)           -
  Purchase and development
   of mineral properties                           (151,164)     (979,043)
  Purchase of fixed assets                         (193,230)       (4,173)
  Sale of fixed assets                                  500            -
                                               ------------  ------------
     Net cash provided (used)
      in investing activities                      (413,894)     (983,216)
                                               ------------  ------------
Cash flows from financing activities:
  Stock issuance and offering costs                 (30,000)      (15,000)
  Proceeds received on long-term debt                    -             -
  Payments made on notes payable                    (60,000)      (40,000)
  Issuance of common stock for cash               1,868,250     2,958,314
  Payment for option to repurchase stock                 -        (50,000)
  Issuance of common stock for accrued interest          -         38,158
  Issuance of common stock for extension of
   notes payable maturation                              -         59,063
  Payment for return of stock issued for mining
   property interest                                     -        (35,000)
  Payment of joint venture costs                         -        (50,000)
  Issuance of warrants or
   warrants extensions for cash                       5,500        41,068
                                               ------------  ------------
     Net cash provided by financing activities    1,783,750     2,906,603
                                               ------------  ------------
     Net increase (decrease) in cash           $    (94,139) $    537,018
                                               ------------  ------------
        The accompanying notes are an integral part of these
                        financial statements.
                                F-10a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of
Cash Flows, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
                                                             From
                                                             02/17/94
                                               For the Ten   (Inception)
                                               Months Ended  Through
                                               09/30/95      09/30/97
                                               ------------  -----------
Cash flows from operating activities:
  Net loss                                     $ (750,939)   $(4,778,528)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                  59,822        145,241
    Issuance of common stock for services          29,600      1,062,058
    Write off of joint venture costs                   -         150,000
  Changes in assets and liabilities:
    Note receivable                                    -        (100,000)
    Interest receivable                                -          (7,583)
    Prepaid expenses                               22,627        (36,431)
    Other assets                                  (23,137)        (9,801)
    Accounts payable                               53,727         20,355
    Accrued expenses                               90,088         20,986
    Payable to related parties                    300,289        300,000
                                               ----------    -----------
  Net cash provided (used) in
   operating activities                          (217,923)     3,233,703

Cash flows from investing activities:
  Purchase of investments                              -         (70,000)
  Purchase and development of mineral properties (455,418)    (1,756,000)
  Purchase of fixed assets                        (11,629)      (209,032)
  Sale of fixed assets                                 -             500
                                                ----------   -----------
  Net cash provided (used)
   in investing activities                        (467,047)   (2,034,532)

Cash flows from financing activities:
  Stock issuance and offering costs                (58,202)     (174,835)
  Proceeds received on long-term debt              675,000       675,000
  Payments made on notes payable                   (74,206)     (174,206)
  Issuance of common stock for cash                264,000     5,528,064
  Payment for option to repurchase stock                -        (50,000)
  Issuance of common stock
   for accrued interest                                 -         38,158
  Issuance of common stock for extension of
   notes payable maturation                             -         59,063
  Payment for return of stock issued for mining
   property interest                                    -        (35,000)
  Payment of joint venture costs                        -        (50,000)
  Issuance of warrants or warrants
   extensions for cash                                  -         46,568
                                                ----------   -----------
    Net cash provided by financing activities      806,592      5,862,812
                                                ----------    -----------
    Net increase (decrease) in cash             $  121,622    $   594,577
                                                ----------    -----------

        The accompanying notes are an integral part of these
                        financial statements.
                                F-10b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages. ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the Year   For the Year
                                   Ended          Ended
                                   September 30,  September 30,
                                   1997           1996
                                   -------------- --------------
Net decrease in cash
  (balance forward)                $ (94,139)     $ 537,018

Cash, beginning of period            688,716        151,698
                                   ---------      ---------

Cash, end of period                $ 594,577       $ 688,716
                                   =========       =========

Supplemental cashflow disclosure:

  Income taxes                     $      -       $      -
  Interest                         $   2,257      $   5,715

Non-cash financing activities:

  Common stock issued for
   services rendered               $ 312,907      $ 657,051
  Common stock issued for
   mineral properties              $  60,000      $ 180,000
  Common stock issued for
   exchange for debt               $      -       $ 570,917
  Common stock issued in
   acquisition of Consolidated
   Royal Mines, Inc.               $      -       $      -
  Option rights acquired in
   exchange for a payable          $      -       $      -
  Common stock issued for
   assignment of mining
   property options                $      -       $      -









        The accompanying notes are an integral part of these
                        financial statements.

                                F-11a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages.
                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the Ten    From
                                       Months         February 17,
                                       September 30,  Through
                                       1995           September 30, 1997
                                       -------------  ------------------
Net decrease in cash
  (balance forward)                    $    121,622  $     594,577

Cash, beginning of period                    30,076             -
                                       ------------  -------------

Cash, end of period                    $    151,698  $     594,577
                                       ============  =============

Supplemental cashflow disclosure:

  Income taxes                         $        250  $         350
  Interest                             $     17,683  $      25,655

Non-cash financing activities:

  Common stock issued for
   services rendered                   $     29,600  $   1,062,058
  Common stock issued for
   mineral properties                  $  2,800,626  $   3,040,626
  Common stock issued for
   exchange for debt                   $    313,875  $     922,950
  Common stock issued in
   acquisition of Consolidated
   Royal Mines, Inc.                   $         -   $     360,096
  Option rights acquired in
   exchange for a payable              $    360,096  $      79,000
  Common stock issued for
   assignment of mining
   property options                    $         -   $       4,000







        The accompanying notes are an integral part of these
                        financial statements.

                                F-11b

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

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

Celebration Mining Company (Celebration), currently a wholly-owned subsidiary of Royal, was incorporated for the purpose of identifying, acquiring, exploring, and developing mining properties. Celebration was organized on February 17, 1994 as a Washington corporation. Celebration has not yet realized any revenues from its planned operations.

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

The $4,915,579 cost of mineral properties included in the accompanying balance sheet as of September 30, 1997 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

       67              ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time they were outstanding.

The outstanding warrants were not included in the computation of loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidilutive.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral Properties

Costs of acquiring, exploring, and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's cash balance exceeds that amount by $494,577 at September 30, 1997.

Investments

Investments consist of shares of Metalline Mining Company and are stated at cost that does not exceed estimated net realizable value.

Provision For Taxes

At September 30, 1997, the Company had net operating loss carry forwards of approximately $4,600,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets."
This new standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that any adjustment is needed to the carrying value of its assets at September 30, 1997.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant intercompany accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

NOTE 3 - MINERAL PROPERTIES

Utah Mining Property Joint Venture

In October 1994, Celebration and United Silver Mine, Inc., (United ) entered into a joint venture agreement, whereby Celebration could have acquired up to an 80% interest in a mining property located in the State of Utah. Under the terms of the agreement, United was to contribute real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture.

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through September 30, 1997, no further funds toward the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property.

Shoshone County Idaho Mineral Lease

In February 1995, Celebration entered into an agreement to acquire a fifty year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated unpatented claims. In connection with this lease, Celebration has paid $50,000 and issued 175,000 shares of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration was originally obligated to pay $950,000 by September 1, 1995, as "an advance royalty". The original due date was extended and the Company paid the aforementioned $950,000 and has the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has
                           F-15

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property. At September 30, 1997, due to silver prices not yet reaching the threshold price of $6.00 per ounce, the Company had not expended any funds on mine renovation.

Australian Mineral Property Joint Venture

In March 1995, Celebration entered into a joint venture agreement with an Australian company for exploration of a certain mineral property in Australia. Under the original terms of the joint venture agreement, Celebration could acquire up to a 10% interest by paying $100,000 in April 1995. No additional funds were paid or required to be paid subsequent to the initial payment.

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

In another agreement on an adjoining privately owned property, which covers the bulk of the known resource at Mocha, Royal Silver has the option to acquire a 100% interest in the property, less a 2% retained net smelter return royalty, for cash payments of $5,000,000 in a series of payments ending June 23, 2002. See Note 13 for related information on options with OCEM and Escala.

Argentina Properties

On February 10, 1997 the Company announced that it had negotiated an option to buy 12 different potential mine sites in Argentina. Under the agreement, the Company can buy the properties on or before March 1, 2000, by paying $4,500,000 in cash or $5,500,000 in Royal Silver common stock, subject to certain conditions including the Seller's retention of a 1.95% net smelter royalty on the mines. To date, none of the properties have been acquired. See Note 13 for additional information on the underlying option.

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

At September 30, 1997, a total of $37,017 had been expended to explore and develop the aforementioned Mexican properties.

The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the company's activities. The total mineral properties at September 30, 1997 are classified as follows:

Mineral properties under joint ventures $   366,510
Other mineral properties                  4,570,319
                                        -----------
Total Mineral Properties                $ 4,936,829
                                        ===========

The Company's mineral properties are valued at the lower of cost or net realizable value.
                                 F-17

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance, and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years.

NOTE 5 - INVESTMENTS

During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining stock. This investment represents approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock is being valued at cost, which is substantially less than the market value of $1.68 per share at September 30, 1997.

NOTE 6 - INTANGIBLE ASSETS

Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets as follows:

    Description                   Useful Lives
    ----------------------------- ------------
    Deferred debt issuance costs  1 year
    Organization costs            5 years

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 7 - COMMON STOCK (Continued)

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $1.50 per share in payment of $300,000 of the then outstanding debt (See Note 11). The Company also issued 277,500 shares in connection with the issuance of notes payable (See Note 8). (See also the disclosure in Note 1.)

During the year ended September 30, 1996, the Company sold 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 222,700 shares to directors and employees for services rendered valued at $1.50 per share, which is the fair market value of the shares on the date of issuance.

Also during the year ended September 30, 1996, the Company issued 100,000 shares of its common stock for a joint venture in a mining property and 20,000 common shares for a mining property (See Note 13). The stock issued was valued at $1.50 per share, which is the fair market value of the shares at the date of issuance.

In the same twelve-month period, the Company also issued 406,050 shares of its common stock in lieu of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $1.50 each, which is the fair market value of the shares when issued.

Also during the year ended September 30, 1996, the Company issued 215,334 shares of its common stock for services received. The shares were valued at $1.50 per share, which is the fair market value of the shares at the date of issuance. In the year ended September 30, 1997, the Company issued 306,378 shares of its common stock for services received. The shares were valued at their fair market value at the dates of issuance which ranged from $0.75 to $1.25 per share.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 1997, 12,750 shares of common stock have been awarded under the Plan.

       74              ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997
NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000.
The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of September 30, 1997, none of these options have been exercised.

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


On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants are exercisable until April 12, 1998 at prices ranging from $2.50 to $2.625 per share. As of September 30, 1997, 320,666 warrants have been issued (but not exercised) for a total amount of $46,568.

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At September 30, 1997, none of the warrants had been exercised.

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 1997, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997.
                                 F-20

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at September 30, 1997 and September 30, 1996:

                   September 30,  September 30,
                   1997           1996
Applicable to:
    Common stock   $ 10,497,324   $ 8,395,740
    Stock warrants       46,568        41,068
                   ------------   -----------
                   $ 10,543,892   $ 8,436,808
                   ============   ===========

NOTE 11 - NOTES PAYABLE

In February 1995, Celebration raised $555,000 through the issuance of promissory notes. During the second quarter ended March 31, 1996, $470,000 of the total amount plus accrued interest of $29,265 was converted into 332,800 shares of the Company's common stock, leaving an amount owing of $85,000. This amount was paid off in the quarter ending March 31, 1997. The note holders also received 277,500 shares of Celebration's common stock. A 10% commission was charged by an underwriter on the sale of almost all of the notes.

In April 1995, Celebration raised $120,000 in 10% convertible debentures. In late 1995, $105,000 of the total amount plus accrued interest of $4,810 was converted into 73,250 shares of the Company's common stock, leaving an amount owing of $15,000. During the fourth quarter ended September 30, 1996, this remaining $15,000 plus accrued interest was paid.

NOTE 12 - RELATED PARTY TRANSACTIONS

After receiving advances from a related party for payment of operating expenses, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note
7).  The balance outstanding at September 30, 1997 was $0.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 13 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make lease payments subsequent to September 30, 1997 as follows:

    Year Ended
    September 30,       Amount
    -------------       --------
    1998                $ 13,869
    1999                     262
    2001                      -
    2001 and thereafter       -
                        --------
    Total               $ 14,131
                        ========

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES

Option With Placer Mining

In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho whereby the Company could acquire a joint venture interest in the Bunker Hill Mine, a sliver-lead-zinc mine in Shoshone County, Idaho. After issuing 100,000 shares valued at $1.50 per share and spending a non-refundable $50,000 on this option, the Company elected to renegotiate this option agreement and entered into a second option agreement with Placer on September 18, 1996 for the nonassignable option of acquiring a 100% interest in The Bunker Hill Mine. In the second agreement, the Company paid $100,000 in September 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In order to exercise this option, the Company must issue 500,000 shares of its common stock to Placer by May 10, 1997 and pay Placer either $7,000,000 by that date or $4,000,000 by that date and $3,500,000 by May 10, 1998. Under the terms of this agreement, the Company will pay Placer a 2 3/4% net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging form $100,000 (in 1999) to $250,000 (in years 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

Subsequent to March 31, 1997, due to regional environmental concerns and the prospect of related litigation, the Company concluded that it would not exercise its option on the Bunker Hill Mine. Accordingly, the $238,887 in option costs and related expenses toward the purchase of this property were written off during the quarter ended March 31, 1997.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES (Continued)

Option with Oregon and Chilean Exploration Mining Company, LTDA

In June 1997, the Company executed an agreement with Oregon and Chilean Exploration Mining Company, LTDA (hereinafter "OCEM") whereby the Company acquired an option from OCEM to purchase a 100% interest in 95 exploration claims totaling 28,300 hectares surrounding the known Mocha District claims of the Escala family. The option agreement calls for stipulated, sequential cash option payments over an eight-year time frame. At September 30, 1997, the Company has expended $50,000 of the total $3,356,000 option purchase cost.

Remaining option payments are as follows: six successive quarterly payments of $25,000 each by April 30, 1999; $156,000 in July 2000;
$500,000 in July 2002; $1,000,000 in July 2003 and again in July 2004;
and $1,500,000 in July 2005.

In addition to the aforementioned purchase cost, the Company is obligated to spend $200,000 in work commitments before August 1, 2000. At September 30, 1997, the Company had expended $10,000 in work commitments on this optioned property.

Option With Escala Family

In July 1997, the Company executed an agreement with the Escala family of Santiago, Chile whereby the Company acquired an option from the Escalas to purchase a 100% interest (less a 2% net smelter return royalty) in a mining property in the Mocha District in northern Chile. The option agreement calls for stipulated, sequential cash option payments over a five-year time frame. At September 30, 1997, the Company has expended $50,000 of the total $5,000,000 option purchase price.

Remaining option payments are as follows: $100,000 in January 1998; $160,000 in July 1998; $300,000 in January 1999 and again in July 1999;
$500,000 in January 2000; $800,000 in July 2000; $1,395,000 in July
2001 and again in July 2002.

Option in La Rioja Province, Argentina

In January of 1997, the Company acquired an option to purchase twelve separate mine claims in La Rioja Province, Argentina. Under the terms of the option agreement, the Company can purchase the properties on or before March 1, 2000 by the payment of $4,500,000 in cash or $5,500,000 of the Company's shares of common stock. The original owners are to retain a 1.95% net smelter return royalty on future production.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES (Continued)

In addition to the aforementioned purchase cost, the Company is obligated to spend the following funds as work commitments on the optioned property: $200,000 prior to May 1, 1998; $300,000 prior to March 1, 1999; and $400,000 prior to March 1, 2000. At September 30, 1997, the Company had expended $114,341 in work commitments on the optioned property.

NOTE 15 - STOCK OPTION AGREEMENT WITH CENTURION MINES   CORPORATION

In September 1996, the Company executed an agreement with Centurion Mines Corporation ("Centurion") whereby the Company acquired an option from Centurion to purchase up to 800,000 shares of its common stock held by Centurion for the exercise price of $1.75 per share during the two-year period ending September 30, 1998. The cost of this two-year stock purchase option was $50,000 which was paid by the Company and charged to stockholders' equity (accumulated deficit).

Effective April 15, 1997, the aforementioned stock option agreement was renegotiated (at no cost to the Company) and amended to extend the exercise period until September 30, 1999 and to revise the exercise price to $1.50 per share during this same period.

At September 30, 1997, no shares were acquired from Centurion under this option agreement.

NOTE 16 - SUBSEQUENT EVENTS

Letter of Intent with Teck Exploration Ltd.

On October 27, 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplates an initial drilling program funded by Teck.

The agreement also contemplates that Teck will receive the option to purchase 1,200,000 "units" from Royal at a price of $.75 per unit.
Each unit will consist of: (a) one share of Royal's common stock; (b) one A warrant exercisable at a price of $1.50 within twelve months; and
(c) one B warrant exercisable within two years at market price less allowable discounts.

The agreement further provides that 85% of the proceeds from the units will be used to explore the aforementioned Mocha property and that Teck may earn a 60% interest in the property.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 16 - SUBSEQUENT EVENTS (continued)

Prospective Combination (Merger) with Centurion Mines Corporation

On November 24, 1997, Royal and Centurion Mines Corporation, headquartered in Salt Lake City, announced plans to combine the two companies. Centurion is a significant owner of gold, silver, and copper mining properties in Utah.

As a first stage in the combination of the companies, Centurion will quickly purchase certain Coeur d'Alene silver properties plus other patented mining properties presently owned by Royal for Centurion shares presently valued at $1,500,000.

The companies will retain an investment banker to provide valuation of the assets of the two companies and to prepare a fairness opinion as a basis for the specific share exchange ratio.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A. Changes or disagreements with Principal Accountant. There have been no disagreements with the Company's independent public accountants.

B. Change in Principal Accountant. As a result of increased activity at its executive office in Spokane, the Company changed the engagement of its principal independent accountant to audit its financial statements. The former principal accountant, Jones, Jensen & Company, was replaced by Williams & Webster, P.S. as principal independent accountant. This decision was not based on any disagreement between the Company or Jones, Jensen and Company nor was it based on any information that would have led Jones, Jensen and Company to resign or decline to stand for reelection. Jones, Jensen and Company's report on the financial statements of the Company at September 30, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was its report qualified as to uncertainty, audit scope, or accounting principles. During the period described above and up through September 30, 1995, for the period preceding such dismissal:

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

C. Designation of New Accountant. The Company has designated the continuing services of the accounting firm of Williams and Webster, P.S. to serve as principal independent accountant for the Company effective November 8, 1996. During the period of Jones, Jensen and Company engagement as principal independent accountant and up to November 8, 1996, prior to designating Williams and Webster, P.S. as principal accountant:

    (1) Neither the Company nor any person or entity acting on its behalf has consulted Williams and Webster, P.S. regarding the application of accounting principles to any specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter characterized as a "disagreement" or "reportable event" (as defined by Regulation S-K, Item 304(a)(1)(iv) and (v)); and
    (2) Williams and Webster, P.S. did not provide the Company with either a written report or oral advice containing any conclusions by Williams and Webster, P.S. of any important factors considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issues.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                Age   Position

Howard M. Crosby    45      President and a member of the Board of
                            Directors

Robert E. Jorgensen 44      Executive Vice President, Treasurer and a
                            member of the Board of Directors

John Ryan           35      Vice President of Corporate Development
                            and a member of the Board of Directors

Thomas Henricksen   50      Secretary and a member of the Board of
                            Directors

Jerry Stacey        52      Vice President of Operations and member of
                            the Board of Directors

Ronald Kitching     66      Member of the Board of Directors

Kevin Stulp         41      Member of the Board of Directors

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

    Set forth below is certain biographical information regarding each director and executive officer of the Company:

Howard M. Crosby - President and a member of the Board of Directors.

     Since February 1994, Mr. Crosby is the President and a member of the Board of Directors. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May of 1993, Mr. Crosby entered into a business consulting relationship with Centurion Mines Corporation, and has served as president and director of Mammoth Mining Company and Gold Chain Mining Company, both Centurion subsidiaries. In July, 1992, Mr. Crosby filed a Chapter 13 petition for bankruptcy. The reorganization plan was approved in October 1992. Mr. Crosby received a B.A. degree from the University of Idaho in 1974.

Robert E. Jorgensen - Executive Vice President, Treasurer and a member of the Board of Directors

    Since August 1995, Mr. Jorgensen has been the Executive Vice President, Treasurer and a member of the Board of Directors of the Company. Mr. Jorgensen has served as vice-president, secretary and director of Celebration Mining Company, a Nevada public company. From 1987 to 1991, Mr. Jorgensen was an investment broker and owner of RCL Northwest, Inc., a regional investment firm. Mr. Jorgensen was a broker with Cohig & Associates, Inc., from January 1992 to May 1992. In May 1992, Mr. Jorgensen retired from the brokerage business and has since been a private investor. Mr. Jorgensen filed for protection under Chapter 7 of the Bankruptcy Code in August 1992. Mr. Jorgensen received a degree in Business Administration from the University of Idaho.

John Ryan - Vice President of Corporate Development and a member of the Board of Directors.

    Mr. Ryan has been a member of the Board of Directors since April 1997 and has been Vice President of Corporate Development since September 1996. Mr. Ryan is a professional mining engineer. Since June 1996, Mr. Ryan has been a Vice President and member of the Board of Directors of Metalline Mining Company. From September 1993 to August 1994, Mr. Ryan was a registered representative with Shearson Lehman Brothers, Inc. From August 1994 to April 1995, Mr. Ryan has served as a consultant in mine engineering services, and will continue in these activities during his tenure, as well as, engage in other matters in accordance with the direction and assignment of the Board of Directors. From April 1995 to April 1996, Mr. Ryan was a registered representative with Pennaluna Securities Corp., a SEC/NASD registered broker/dealer. In addition to his professional degree in Mining Engineering, which he received from the University of Idaho, Mr. Ryan also holds a juris doctorate (J.D.) law degree from Boston College School of Law School.

Thomas Henricksen - Secretary and a member of the Board of Directors

    Since February 5, 1997, has been the Secretary and a member of the Board of Directors of the Company. Mr. Henricksen is a professional geologist who is currently working as an independent consulting geologist specializing in precious and base metal exploration projects in North and South America. From 1991 to July 1996, Mr. Henricksen was regional manager for Kennecott Exploration, where he was responsible for overseeing all exploration activities in Alaska and the Pacific Northwest. Prior to working for Kennecott, Mr. Henricksen was senior geologist for U.S. Borax from 1977 to 1991. Mr. Henricksen holds a Ph.D. in economic geology from Oregon State University and a B.S. degree in geology from the University of Wisconsin-Oshkosh.

Jerry Stacey - Vice President of Operations

    Since August 1995, Mr. Stacey has been the Vice President of Operations. Mr. Stacey is a professional mining engineer with over 20 years experience in open pit and underground mining. Between 1974 and 1981, Mr. Stacey worked in senior supervisory positions as a Shift Foreman for the Anaconda Company; as mine superintendent for Day Mines at the Sherman Mine, mining 1,000 tons per day of silver ore; as mine manager for Choctaw Mining supervising the construction and operation of a tungsten mine and mill complex; as mine manager for Mountain Mineral's barite mines in British Columbia; and as a mine manager at the Goodnews Bay platinum placer operation. In 1981, Mr. Stacey formed General Mine Services Corp., a mine consulting and contracting firm for junior mining and exploration companies, where he continued as CEO until 1994, when he joined with Celebration Mining Company and has continued full time as Vice President of Operations with the Company. His current responsibilities focus on the engineering, design, installation, and operation of complete mine and metallurgical plants involving base and precious metals and industrial minerals. Mr. Stacey received a B.S. Degree in Mining Engineering from Montana Tech in 1974 while working in Butte, Montana mines.

Ronald Kitching - Member of the Board of Directors

    Since August 1995, Mr. Kitching has been a member of the Board of Directors of the Company. Prior to his retirement five years ago, Mr. Kitching was involved in the mining industry for over 35 years holding various positions, including serving as president of Overland Drilling Company, an Australian exploration drilling company, and as co-founder of Glindeman-Kitching Enterprises, an exploration drilling company. Mr. Kitching has served as a director for Celebration Mining Company since May 1994.

Kevin Stulp - Member of the Board of Directors

    Mr. Stulp was appointed to the Board of Directors of the Company to fill the vacancy created by the resignation of Hal Cameron. Since August 1995, Mr. Stulp has been an independent consultant in the fields of volume electronics and manufacturing, general business consulting, business strategy, business use of the Internet, automation and integration through computers, and financial analysis. From July 1994 to July 1995, Mr. Stulp was Director of Manufacturing Reengineering for Compaq Computer Corporation, Houston, Texas. From September 1992 to June 1994, Mr. Stulp was Director of Manufacturing for Compaq Computer Corporation. From September 1986 to September 1992, Mr. Stulp was PCA Operations Manager for Compaq Computer Corporation. From December 1983 to September 1986, Mr. Stulp held various positions with Compaq Computer Corporation, including industrial engineer, new products planner and manufacturing manager. From July 1980 to December 1983, Mr. Stulp was a financial planner with Texas Instruments, Houston, Texas. Mr. Stulp holds the degree of Masters in Business Administration and the degree of Bachelor of Science Mechanical Engineering, both from the University of Michigan, and the degree of Bachelor of Science from Calvin College, Grand Rapids, Michigan.

Indemnification.

    The Company's Bylaws provide that the Company's directors and officers will be indemnified to the fullest extent permitted by the Utah Corporation Code, however, such indemnification shall not apply to acts of intentional misconduct; a knowing violation of law; or, any transaction where an officer or director personally received a benefit in money, property, or services to which to the director was not legally entitled.

    The Company has been advised that in the opinion of the Securities and Exchange Commission indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

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

    Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 1996 and September 30, 1997, or with respect to transactions which occurred between October 1, 1996 and September 30, 1997, all reports which were required to be filed under Section 16(a) of the Exchange Act were in fact so filed.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

    The following table sets forth the compensation paid by the Company during each of the last three fiscal years to its Chief Executive Officer, and to the other four most highly compensated officers and executive officers, but only if the total annual salary and bonus of any such executive officer exceeded $100,000 for Fiscal 1997 (the "Named Executive Officers"). This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

           Annual Compensation
           -------------------


Name and
Principal Position  Year  Salary ($)
------------------  ----  --------------
Howard Crosby       1997  $ 78,000
President           1996  $ 78,000
                    1995  $ 48,000
Named Executive Officers
  None              n/a   n/a

    Other than the Company's Stock Option and Award Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

    No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs were made during Fiscal 1997 to the CEO or any Executive Officer.

    No stock options were exercised by the CEO or any executive officers in Fiscal 1997.

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

Compensation of Directors.

    Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 2,500 shares per quarter of completed service. During Fiscal 1997, 184,000 shares were awarded to directors as compensation. The Board has not implemented a plan to award options, authorized under the Company's Stock Option and Award Plan and none have been granted. There are no contractual arrangements with any member of the Board of Directors, other than the employment and salary arrangements for compensating two of its members for their service as executive officers: Howard Crosby as President and CEO, and Robert Jorgensen as Executive Vice President and Treasurer.

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

    For Fiscal 1997, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

    The Company paid salaries to its officers for the fiscal year-ended September 30, 1997, as follows:

     Name of Officer      Position                    Salary

     Howard Crosby        President                   $78,000 yearly
     Robert Jorgensen     Executive Vice President    $72,000 yearly
                          and Treasurer
     Jerry Stacey         Vice President of Operation $70,000 yearly
     John Ryan            Vice President of Corporate $48,000 yearly
                          Development

    These amounts were approved by the Board in recognition of the work and efforts and in completing the acquisition of a large number of silver mining properties prior to the end of Fiscal 1997.

    Further, the Board recognized the significant role of these four individuals in managing the Company's principal office in Spokane, Washington and in raising funds for the Company's exploration and development activities. Finally, the Board of Directors took into account the reasonableness of these salaries in comparison with Executive salaries within the mining region. On the basis of the above factors, the Board determined that these salaries were proper and fitting. No other officers received a salary during Fiscal 1997.

    With respect to stock awards during Fiscal 1997, the Board of Directors did not change the amount of shares, 2,500 per quarter, which each director is entitled to receive as partial compensation for service to the Company.

    The Board believes that executive compensation during Fiscal 1997 substantially reflects the Company's compensation policy and the Board anticipates paying a like sum during the fiscal year ending September 30, 1998.

    On January 8, 1997, the Company filed a Form S-8 Registration
Statement with the Commission registering 831,775 shares of Common Stock for resale by certain shareholders of the Company. The Form S-8 is incorporated herein by reference as if set forth in full.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 15, 1997, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. At December 15, 1997, the number of shares of common stock of the Company issued and outstanding was 13,580,232.

                                      Percentage
                            Shares    of Common
Name                        Owned     Stock Owned

Howard Crosby [1]           606,000    4.46%
105 North First
Suite 232
Sandpoint, ID 83864

Robert E. Jorgensen [2]     587,000    4.32%
2719 W. Strong Road
Spokane, WA 99208

John Ryan [5]                30,000    0.22%
200 Riverwood Court
Post Falls, ID 83854

Thomas Henricksen [4]         5,500    0.04%
5812 E. 25th Avenue
Spokane, WA 99223

Jerry Stacey [6]             22,800    0.17%
406 N. Stonewall
Spokane, WA 99208

Ronald Kitching             157,500    1.17%
P. O. Box 9809
Frenchville, QD 4701
Australia

Kevin Stulp                 164,000    1.22%
5639 Doliver
Houston, TX 77056

ALL OFFICERS AND          1,572,800   11.58%
DIRECTORS AS A GROUP
(Seven Individuals)

Centurion Mines
  Corporation             1,146,180    8.55%
331 South Rio Grande, Suite 201
Salt Lake City, UT 84101

Britannia Holdings
  Ltd. [3]              2,135,000   15.92%
Kings House, The Grange
St. Peter Port
Guernsey, GY1 2QJ
Channel Island

     All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] Mr. Crosby is a director, executive officer and 50% shareholder of
    Extol International Corp., a privately-held Washington corporation. As a 50% shareholder, Mr. Crosby holds indirect beneficial ownership of one-half of the restricted shares retained by Extol following the closing of the share exchange with Celebration.
    Also, the Board approved the release of a previously authorized grant of 200,000 restricted shares to Crosby Enterprises, Inc. for its work in putting together for the Company no fewer than five major business proposals, culminating in the reorganization with Celebration. Mr. Crosby holds indirect beneficial ownership of those restricted shares as a director, executive officer and majority shareholder of Crosby Enterprises, a private, closely-held Washington corporation. Mr. Crosby holds all remaining shares in his name, 15,000 shares of which he received in Fiscal 1995 as partial compensation for his service as a director and executive
    officer.   Does not include Warrants to purchase 850,000 shares of
    Common Stock.

[2] The Company notes that in addition to the awards of shares for his service as a director and officer of the Company, Mr. Jorgensen initially received 550,000 restricted shares as part of the share exchange with Celebration. Does not include Warrants to purchase 550,000 shares of Common Stock.

[3] Does not include Warrants to purchase 2,135,000 shares of Common
    Stock.

[4] Does not include Warrants to purchase 125,000 shares of Common
    Stock.

[5] Does not include Warrants to purchase 200,000 shares of Common
    Stock.

[6] Does not include Warrants to purchase 300,000 shares of Common
    Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and Transactions pertaining to the Company and Celebration.

    Certain of the directors and/or officers of the Company also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. Any decision made by such directors and officers involving the Company, as the case may be, will be made in accordance with their duties and obligation to deal fairly and in good faith with the Company and such other companies. In addition, such directors and officers are required to declare and refrain from voting on any matter in which such directors and officers may have a conflict of interest. In this respect, Howard Crosby, who was the President of Celebration and of the Company at the time of the Reorganization, refrained from voting on any matter related to the Reorganization or any other matter pertaining to both companies.

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

Relationships and Transactions Pertaining to the Company.

    From time to time, at the Company's request, Centurion may, at its discretion, provide funds to the Company or pay certain expenses directly. The Company is current in its payments to Centurion and management intends to continue the immediate repayment to Centurion as expenses are incurred.

    During Fiscal 1994, the Company carried over the previous balance owed by Centurion of $5,055 and loaned Centurion $8,075, resulting in cumulative total advances made by the Company to Centurion of $13,130. Also during Fiscal 1994, Centurion accrued $54,335 of the Company's taxes, loaned $83,700 to the Company, and paid $140,932 of the Company's expenses (including certain land costs of the Company), resulting in total advances made by Centurion to the Company of $278,967. Centurion repaid these and previous amounts by paying certain of the Company's expenses and by transferring to the Company $467,236 of mineral properties. Thus, for Fiscal 1994 transactions between the Company and Centurion, including balance carryovers, the net cumulative result was a balance of $265,838 owed by the Company to Centurion.

    During Fiscal 1995, Centurion made net total advances to the Company of $38,086. The net result was a balance of approximately $300,000 owed by the Company to Centurion, which the Company repaid prior to the end of Fiscal 1995 by issuing 200,000 shares of its common stock to Centurion at the then prevailing market price of $1.50 per share. At September 30, 1995, and at September 30, 1996, the Company owed $289 to Centurion.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

    The Company has filed three reports on Form 8-K, dated February 5, 1997, March 6, 1997 and March 28, 1997, during the annual period ended September 30, 1997.

INDEX TO EXHIBITS

    The following documents are incorporated herein by reference to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission:

Number Document
---------------------------------------------------------------------
 3.1   Articles of Incorporation.

 3.2   Articles of Amendment.

 3.3   Amendment to Articles of Incorporation Limiting Director
       Liability.

 3.4   Bylaws.

10.1 Sale of Mining Properties By Centurion Mines Corporation to Royal Minerals, Inc. - June 1992 through September 1993.

10.2   Deed with Reservation of Mineral Royalty - January 1992 to
       Kennecott.

10.3   July 1992 Purchase and Sale Agreement of 16,880 acres to
       Kennecott.

10.4   July 1992 Kennecott Option to Purchase 6,320 acres.

10.5   Deed and Assignment with Reservation of Mineral Royalty -
       August 1992 (16,880 acres) to Kennecott.

10.6   Deed and Assignment with Reservation of Mineral Royalty -
       December 1992 (6,320 acres) to Kennecott.

    The following documents are incorporated herein by reference from the Registrant's Current Report on Form 8-K, dated August 8, 1995, as filed with the Securities and Exchange Commission:

 2.01  Agreement and Plan of Reorganization.

 3.05  Articles of Share Exchange (Utah).

 3.06  Articles of Share Exchange (Washington).

 4.01  Subscription and Investment Agreement.

 4.02  Stock Purchase Option Certificate.

19.01  Material Furnished to Celebration Securityholders.

20.01  Letter from Royal to Share Exchange Securityholders.

    The following documents are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the
Commission on July 17, 1995.

4.1 1995 Stock Option and Stock Award Plan with Amendment No. 1 to the Plan.

    The following documents are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the
Commission on February 10, 1997:

10.7   Vipoint Joint Venture Agreement.

10.8   Option to Joint Venture with Placer Mining Corporation, dated
       April 19, 1996.

10.9   Amendment to Option to Joint Venture with Placer Mining
       Corporation dated the 22nd day of July, 1996.

10.10  Exploration Agreement and Purchase/Joint Venture Option.

10.11  Purchase Agreement with Imperial Energy Corp.

    The following documents are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the
Commission on September 12, 1997:

10.12 Unilateral option to Purchase Mining Concessions from Sociedad de Exploarciones Y Explotaciones Mineras Oregon Limitada.

10.13  Modification of Unilateral Purchase Option Contract of Mining
       Concessions.

10.14 Unilateral option to Purchase Mining Concessions from Compania Minera San Enrique S.C.M. Y Otra.

28.1   Warrant Agreement.

28.2   Selling Agent Agreement.

    The following documents are incorporated herein:

10.3    Purchase Agreement between Royal Silver Mines, Inc. and
        Centurion Mines Corporation dated Novmeber 25, 1997.

10.16   Quit Claim Deed between Royal Silver Mines, Inc. and
        Centurion Mines Corporation dated December 9, 1997, regarding T48N, R5E, Section 16, 17 and 18, Boise
        Meridian, County of Shoshone, State of Idaho.

10.17   Quit Claim Deed between Royal Silver Mines, Inc. and
        Centurion Mines Corporation dated December 9, 1997, regarding T48N, R5E, Section 26, Boise Meridian,
        County of Shoshone, State of Idaho.

27      Financial Data Schedule.

    All other schedules and exhibits are omitted, as the required information is not applicable or is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.




























       94                    SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Spokane, Washington, on this 18th day of December, 1997.

           ROYAL SILVER MINES, INC.

           BY: /s/ Howard M. Crosby, President

           BY: /s/ Robert E. Jorgensen, Treasurer and
               Chief Financial Officer

    KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Howard M. Crosby, as true and lawful attorney-in-fact and agent, with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures              Title             Date

/s/ Howard M. Crosby    President and a   December 22, 1997
                        member of the Board
                        of Directors

/s/ Robert E. Jorgensen Vice President,   December 22, 1997
                        Chief Financial Officer,
                        Treasurer and a member
                        of the Board of Directors

/s/ John Ryan           Vice President    December 22, 1997
                        and a member of the Board
                        of Directors

/s/ Thomas Henricksen   Secretary and a   December 22, 1997
                        member of the
                        Board of Directors

/s/ Jerry Stacey        Vice President      December ____, 1997

______________________  Member of the Board ___________, 1997
Ronald Kitching         of Directors

______________________  Member of the Board ___________, 1997
Kevin Stulp             of Directors

                            EXHIBIT INDEX

    The following documents are incorporated herein by reference from the Registrant's Form 10-K, as filed with the Securities and Exchange Commission.

Number Document
---------------------------------------------------------------------

10.15  Purchase Agreement between Royal Silver Mines, Inc., and
       Centurion Mines Corproation dated November 25, 1997.

10.16 Quit Claim Deed between Royal Silver Mines, Inc., and Centurion Mines Corproation dated December 9, 1997, regarding T48N, R5E,
       Section 16, 17 and 18, Boise Meridian, County of Shoshone,
       State of Idaho.

10.17 Quit Claim Deed between Royal Silver Mines, Inc., and Centurion Mines Corproation dated December 9, 1997, regarding T48N, R5E,
       Section 26, Boise Meridian, County of Shoshone, State of Idaho.

27     Financial Data Schedule.

    All other schedules and exhibits are omitted, as the required information is not applicable or is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.