Form 10-Q
period 1997-12-31
ROYAL SILVER MINES INC
filed 1998-02-13
CIK 933157

_________________________________________________________________
_________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:  December 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM:
                         __________________________________
                         Commission File Number:    0-25170
                         __________________________________

                         ROYAL SILVER MINES, INC.
        (Exact name of registrant as specified in its charter)

UTAH                                           87-0306609
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification #)


       10220 N. Nevada, Suite 230, Spokane, Washington   99218
     (Address of Principal Executive Offices, including Zip Code)

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

                    Yes    [ X ]            No [   ]

The number of shares outstanding at December 31, 1997: 13,621,232 shares

_________________________________________________________________
_________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of December 31, 1997 and September 30, 1997, and the results of operations, stockholders' equity and cash flows for the three months ended December 31, 1997, 1996, 1995, and from inception on February 17, 1994 through December 31, 1997, in conformance with generally accepted accounting principles.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to December 31, 1997, the Company accumulated a deficit of $5,214,518.

At December 31, 1997, $4,949,869 of the Company's total assets of $5,579,847 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues and, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At December 31, 1997, the Company had working capital of $357,646. This amount is a significant improvement in liquidity and capital resources from its position of negative working capital of ($3,068) at December 31, 1995 and is reasonably consistent with its working capital position of $390,852 at December 31, 1996. In the three months ending December 31, 1997, the Company's working capital has decreased by $313,709

(from $671,355 at September 30) because of the absence of significant cash stock sales in this quarter and the presence of ongoing administrative expenses being funded by diminishing cash resources. During the same three-month period, the Company's cash decreased from $594,577 to $257,380.

In the first quarter of fiscal 1998, the Company reduced its accrued expenses and accounts payable. Accordingly, the Company's current liabilities shrank from $41,341 at September 30, 1997 to $22,253 at December 31, 1997. The Company had no long-term debt at September 30, 1997 or at December 31, 1997.

The Company has estimated that it will need minimal capital resources of approximately $40,000-50,000 per month to meet its estimated expenditures for fiscal 1998. In 1996 and in 1997, several key members of management, in particular the CEO of the Company, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for such capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds, primarily through the private placement of shares and warrants. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1997, RESPECTIVELY. General and administrative expenses increased from $340,462 during the first quarter of fiscal 1997 to $390,616 during the first quarter of fiscal 1998. This increase is principally due to additional consulting expenses and compensation to officers and directors. As a result, during the first quarter of fiscal 1997 compared to the first quarter of 1998, the net loss increased from $339,613 to $390,616 while the net loss per share held at $0.03.

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


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

    The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as set forth below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation with the exception of the following:

      1. On January 20, 1998, Thomas F. Miller, James Kontes and United Silver Mines, Inc., ("Plaintiffs") filed suit against the Company, Celebration Mining Company, Howard Crosby, the Company's President, and John Does 1 through 50 (the "Defendants") in the First Judicial District Court in and for Box Elder County, State of Utah, Case No. 980100049 to recover the Vipont Mine together with incidental and consequential damages or in the alternative, consequential, incidental and compensatory damages together with punitive damages, costs and attorney's fees. Messrs. Miller and Kontes and United Silver Mines allege that the Company did not issue 2,000,000 shares of its common stock which were due United Silver Mines and James Kontes as part of the consideration for the acquisition of the Vipont Mines. The Company believes the foregoing is totally without merit and the Company intends to defend the foregoing action vigorously.

     2. On January 22, 1998, Joan G. Rounds, individually and as custodian for Justin Rounds and Kelly Rounds, and as trustee for John
N. Gromer, JGR Ventures, a Colorado partnership, Norman P. Rounds for his individual retirement account, Standord Square, LLLP, Oversight Management Company, Christine M. Fenimore, Michael Fleming, R. David Preston, and Patricia Brooks ("Plaintiffs") filed suit against Royal Silver Mines, Inc., Metalline Mining Company, Crosby Enterprises, Inc., Howard Crosby, Robert E. Jorgensen, John Ryan, Merlin Bingham, and Daniel Gorski ("Defendants") in the United States District Court for the District of Colorado, Case No. 98-WY-122. The plaintiffs' seek to recover the dollar amount of their investments, together with interest, attorney's fees and costs, as a result of the defendants' failure to disclose material information and in making misleading statements in connection with public trading of the Company's common stock during the period May 1996 through August 1997. The Company and its officers and directors deny the foregoing allegations and intend to defend the foregoing action vigorously.

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

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

     On December 24, 1997, Robert Jorgensen resigned as an officer and director of the Company. Mr Jorgensen did not have any disagreement with the Company on any matter relating to the registrant's operations, policies or practices.

Item 6.   Exhibits and Reports on Form 8-K.

          None.


_____________________________________________________________________
                              SIGNATURES
_____________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 12th day of February, 1998.

                              ROYAL SILVER MINES, INC.


                              BY:  /s/ Howard Crosby, President and a
                                   Member of the Board of Directors



                              BY:  /s/ John Ryan, Vice President of
                                   Corporate Development, Treasurer,
                                   Chief Financial Officer and a
                                   Member of the Board of Directors

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)

                         Financial Statements

                          December 31, 1997

                           C O N T E N T S



Accountant's Review Report                                  F-1

Balance Sheets                                              F-2 - F-3

Statements of Operations                                    F-4

Statements of Stockholders' Equity                          F-5 - F-10

Statements of Cash Flows                                    F-11 - F-12

Notes to the Financial Statements                           F-13 - F-27

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the three months ended December 31, 1997, 1996, 1995, and for the period from February 17, 1994 (inception) through December 31, 1997. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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

The balance sheet for the year ended September 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated December 15, 1997. We have not performed any auditing procedures since that date.









Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 20, 1998

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                   December 31,   September 30,
                                   1997                1997
                                   (Unaudited)         (Audited)
                                   -------------       -------------
ASSETS

   CURRENT ASSETS
     Cash                          $     257,380       $    594,577
     Note receivable                     100,000            100,000
     Interest receivable                   9,208              7,583
     Prepaid expenses                     13,601             10,536
                                   -------------       ------------
     TOTAL CURRENT ASSETS                380,189            712,696
                                   -------------       ------------

   MINERAL PROPERTIES                  4,949,869          4,915,579
                                   -------------       ------------

   PROPERTY AND EQUIPMENT
     Mining equipment                    188,888            188,888
     Furniture and equipment               8,609             15,185
     Less - accumulated
       depreciation                      (23,575)           (17,005)
                                   -------------       ------------
     TOTAL PROPERTY AND EQUIPMENT        173,922            187,068
                                   -------------       ------------

   OTHER ASSETS
     Investments                          70,000             70,000
     Organization costs, net               5,867              6,184
                                   -------------       ------------
     TOTAL OTHER ASSETS                   75,867             76,184
                                   -------------       ------------

     TOTAL ASSETS                  $   5,579,847       $  5,891,527
                                   =============       ============









The accompanying notes are an integral part of these financial statements.
                                 F-2

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                   December 31,        September 30,
                                   1997                1997
                                   (Unaudited)         (Audited)
                                   ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable              $     6,210       $     20,355
     Accrued expenses                   16,333             20,986
                                   -----------         ----------
     TOTAL CURRENT LIABILITIES          22,543             41,341
                                   -----------         ----------

LONG-TERM DEBT                              -                  -
                                   -----------         ----------

COMMITMENTS AND CONTINGENCIES               -                  -
                                   -----------         ----------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value;
    40,000,000 shares authorized,
    13,621,232 and 13,482,232
    shares issued and outstanding,
    respectively                       136,212            134,822
  Additional paid-in capital        10,635,610         10,543,892
  Deficit accumulated
    during development stage        (5,214,518)        (4,828,528)
                                   -----------         ----------

     TOTAL SHAREHOLDERS' EQUITY      5,557,304          5,850,186
                                   -----------         ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $ 5,579,847         $5,891,527
                                   ===========         ==========









The accompanying notes are an integral part of these financial statements.

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Operations have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS

                         Three months ended
                         -----------------------------------------
                         December 31,   December 31,   December 31,
                         1997           1996           1995
                         ------------   ------------   ------------
REVENUES                 $       -      $       -      $      -
                         ----------     ----------     ---------

GENERAL AND ADMINISTRATIVE EXPENSES
 Mineral leases                  -              -          2,270
 Depreciation and
   amortization              13,776          9,587        20,448
 Officers and directors
   compensation              97,041         73,625        42,600
 General and
   administrative           279,799        267,250       298,041
                         ----------     ----------     ---------
     Total expenses         390,616        340,462       363,359
                         ----------     ----------     ---------
OPERATING (LOSS)           (390,616)      (340,462)     (363,359)
                         ----------     ----------     ---------

OTHER INCOME (EXPENSES)
 Interest income              5,971          3,833            -
 Interest expense                -          (1,215)       (2,750)
 Loss on disposition
   of assets                 (1,345)        (1,769)           -
                         ----------     ----------     ---------
     Total other income
       (expenses)             4,626            849        (2,750)
                         ----------     ----------     ---------
NET LOSS                 $ (385,990)    $ (339,613)    $(366,109)
                         ----------     ----------     ---------
   NET LOSS PER
    COMMON SHARE         $    (0.03)    $    (0.03)    $   (0.05)
                         ==========     ==========     =========
   WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING   13,565,232     10,701,742     8,009,916
                         ==========     ==========     =========

The accompanying notes are an integral part of these financial statements.

                                         F-4a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Operations have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS

                                             Period from
                                             February 17,
                                             1994 (Inception)
                                             Through
                                             December 31, 1997
                                             ---------------
REVENUES                                     $        -
                                             -----------

GENERAL AND ADMINISTRATIVE EXPENSES
   Mineral leases                                279,230
   Depreciation and amortization                 156,470
   Officers and directors compensation         1,332,649
   General and administrative                  3,010,965
                                             -----------
     Total expenses                            4,779,314
                                             -----------
OPERATING (LOSS)                              (4,779,314)
                                             -----------

OTHER INCOME (EXPENSES)

   Interest income                                36,996
   Interest expense                              (74,348)
   Loss on disposition of assets                (347,852)
                                             -----------
     Total other income (expenses)              (385,204)
                                             -----------
NET LOSS                                     $(5,164,518)
                                             -----------

   NET LOSS PER COMMON SHARE                 $     (0.66)
                                             ===========
   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 $ 7,818,438
                                             ===========





The accompanying notes are an integral part of these financial statements.

                                         F-4b

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             Common Stock
                                        Number
                                        of Shares      Amount
                                        -----------    ------------
Balance February 17, 1994                       -      $     -

Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment
  of mining property option              2,250,000       22,500

Issuance in July 1994 of
  shares for cash at $.402
  in private placement, net
  of costs                               1,050,000       10,500

Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $.417 per share                150,000        1,500

Net loss for the year ended
  November 30, 1994                             -            -
                                        ----------     --------
Balance,
  November 30, 1994                      3,450,000       34,500

Issuance of shares in debt
  offering at $.03 per share               416,250        4,163

Issuance of shares for
  mineral properties valued
  at $1.00 per share                       262,500        2,625

Issuance of shares for cash
  at $1.00 per share                        15,000          150

Stock issuance costs                            -            -
                                        ----------     --------
Balance forward                          4,143,750     $ 41,438
                                        ----------     --------

The accompanying notes are an integral part of these financial statements.
                                         F-5a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's
Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit          Equity
                         ----------     ------------   -------------
Balance
   February 17, 1994     $       -      $         -    $        -

Issuance in May 1994 of shares
  at $0.002 per share to officers
  and directors in exchange
  for assignment of
  mining property option    (18,500)              -          4,000

Issuance in August 1994
  of shares for cash at $0.402
  in private placement,
  net of costs              411,116               -        421,616

Issuance in August 1994 of shares
  to a director in exchange for
  services, valued at $0.417
  per share                  61,000               -         62,500

Net loss for the year ended
  November 30, 1994              -          (211,796)     (211,796)
                         ----------     ------------   -----------
Balance,
  November 30, 1994         453,616         (211,796)      276,320

Issuance of shares in
  debt offering at $0.03
  per share                   9,712               -         13,875

Issuance of shares for
   mineral properties valued
   at $1.00 per share       259,875               -        262,500

Issuance of shares for cash
   at $1.00 per share        14,850               -         15,000

Stock issuance costs        (58,202)             -         (58,202)
                         ----------     ------------   -----------
Balance forward          $  679,851     $   (211,796)  $   509,493
                         ----------     ------------   -----------

The accompanying notes are an integral part of these financial statements.

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                        Common Stock
                                   Number
                                   of Shares      Amount
                                   ---------      ------
Balance forward                    4,143,750      $  41,438

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share                   2,434,563         24,346

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                           12,750            127

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share                 800,000          8,000

Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share                 166,000          1,660

Issuance of shares in exchange
  for debt at $1.50 per share        200,000          2,000

Net loss for the ten months
  ended September 30, 1995                -              -
                                   ---------      ---------

Balance,
  September 30, 1995               7,757,063      $  77,571
                                   ---------      ---------





The accompanying notes are an integral part of these financial statements.

                                         F-6a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's
Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
                         ----------     -----------    ------------
Balance forward          $    679,851   $ (211,796)    $    509,493

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share              335,750           -           360,096

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                   29,473            -           29,600

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share       2,530,126            -        2,538,126

Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share         247,340            -          249,000

Issuance of shares in
  exchange for debt at
  $1.50 per share            298,000            -          300,000

Net loss for the ten
  months ended
  September 30, 1995              -       (750,939)       (750,939)
                         -----------    ----------     -----------
Balance,
  September 30, 1995     $ 4,120,540    $ (962,735)    $ 3,235,376
                         -----------    ----------     -----------



The accompanying notes are an integral part of these financial statements.

                                         F-6b

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             Common Stock
                                        Number
                                        of Shares      Amount
                                        ---------      ------
Balance forward                          7,757,063     $  77,571

Issuance of shares for
  cash at $1.50 per share                1,176,832        11,769

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                                222,700         2,227

Issuance of shares in
  exchange for debt @ $1.50
  per share                                406,050         4,060

Issuance of shares for cash
  at $2.20 per share                       150,000         1,500

Issuance of warrants for cash
  at $.05 per warrant                           -             -

Issuance of shares for cash
  at $1.62 per share                        65,000           650

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share                          107,500         1,075

Issuance of shares for cash at
  $0.75 per share                          200,000         2,000

Issuance of shares for cash at
  $1.70 per share                          250,000         2,500
                                        ----------     ---------

Balance forward                         10,335,145     $ 103,352
                                        ----------     ---------

The accompanying notes are an integral part of these financial statements.

                                         F-7a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's
Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
                         ----------     -----------    ------------
Balance forward          $ 4,120,540    $ (962,735)    $ 3,235,376

Issuance of shares for cash
  at $1.50 per share       1,754,010            -        1,765,779

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                  331,823            -          334,050

Issuance of shares in
  exchange for debt at
  $1.50 per share            605,015            -          609,075

Issuance of shares for cash
  at $2.20 per share         328,500            -          330,000

Issuance of warrants for cash
  at $.05 per warrant         41,068            -           41,068

Issuance of shares for cash
  at $1.62 per share         104,650            -          105,300

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share            181,175            -          182,250

Issuance of shares for cash at
  $0.75 per share            147,985            -          149,985

Issuance of shares for cash at
  $1.70 per share            422,500            -          425,000
                         -----------    ----------     -----------

Balance forward          $ 8,037,266    $ (962,735)    $ 7,177,883
                         -----------    ----------     -----------

The accompanying notes are an integral part of these financial statements.
                                         F-7b

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             Common Stock
                                        Number
                                        of Shares      Amount
                                        ---------      ------
Balance forward                         10,335,145     $ 103,352

Cancellation of 35,000 shares
  received in exchange for
  return of mining property                (35,000)         (350)

Payment to Centurion Mines
  for option to repurchase
  stock                                         -             -

Issuance of shares for joint
  venture in mining property
  at $1.50 per share                       100,000         1,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share                          (25,000)         (250)

Issuance of shares for
  mining property at
  $1.50 per share                           20,000           200

Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share                           39,375           394

Issuance of shares for
  services at $1.50 per share              215,334         2,153

Stock issuance costs                            -             -

Net loss for the year
  ended September 30, 1996                      -             -
                                        ----------     ---------
Balance,
  September 30, 1996                    10,649,854     $ 106,499
                                        ----------     ---------

The accompanying notes are an integral part of these financial statements.
                                         F-8a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's
Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
                         ----------     -----------    ------------
Balance forward          $ 8,037,266    $   (962,735)  $  7,177,883

Cancellation of 35,000
 shares received in exchange
 for return of mining
 property                   (109,025)             -        (109,375)

Payment to Centurion Mines
  for option to repurchase
  stock                           -          (50,000)       (50,000)

Issuance of shares for joint
  venture in mining property
  at $1.50 per share         149,000              -         150,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share            (34,750)            -         (35,000)

Issuance of shares for
  mining property at
  $1.50 per share             29,800              -         30,000

Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share             58,669             -          59,063

Issuance of shares for
  services at $1.50
  per share                  320,848             -         323,001

Stock issuance costs         (15,000)            -         (15,000)

Net loss for the year ended
  September 30, 1996              -       (2,045,082)   (2,045,082)
                         -----------    ------------   -----------
Balance,
  September 30, 1996     $ 8,436,808    $ (3,057,817)  $ 5,485,490
                         -----------    ------------   -----------

The accompanying notes are an integral part of these financial statements.

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             Common Stock
                                        Number
                                        of Shares      Amount
                                        ---------      ------
Balance forward                         10,649,854     $ 106,499

Issuance of shares for
  cash at $0.75 per share                2,491,000        24,910

Stock issuance costs                            -             -

Issuance of shares to directors
  and employees for services:
  at $1.00 per share                       110,500         1,105
  at $0.75 per share                        25,000           250

Issuance of shares for services
  at $1.25 per share                        98,250           982

Payment for extension of warrants
  for one year                                  -             -

Issuance of shares for mining
  property at $1.00 per share               60,000           600

Cancellation of 25,000 shares
  received in exchange for
  return of mining property               (25,000)          (250)

Issuance of shares for services:
  at $1.00 per share                       25,500            255
  at $0.75 per share                       47,128            471

Payment for extension of warrants
  for one year                                 -              -

Net loss for the year ended
  September 30, 1997                           -              -
                                        ---------      ---------
Balance, September 30, 1997             13,482,232     $ 134,822
                                        ==========     =========

The accompanying notes are an integral part of these financial statements.

                                         F-9a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's
Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
                         ----------     -----------    ------------
Balance forward          $  8,436,808   $ (3,057,817)  $ 5,485,490

Issuance of shares for cash
  at $0.75 per share        1,843,340             -      1,868,250

Stock issuance costs          (30,000)            -        (30,000)

Issuance of shares to directors
  And employees for services:
  at $1.00 per share          109,395             -        110,500
  at $0.75 per share           18,500             -         18,750

Issuance of shares for services
  at $1.25 per share          121,829             -        122,811

Payment for extension of warrants
  for one year                  3,000             -          3,000

Issuance of shares for
  mining property at $1.00
  per share                    59,400            -          60,000

Cancellation of 25,000 shares
  received in exchange for return
  of mining property          (81,000)           -         (81,250)

Issuance of shares for services:
  at $1.00 per share           25,245             -         25,500
  at $0.75 per share           34,875             -         35,346

Payment for extension of warrants
  for one year                  2,500             -          2,500

Net loss for the year ended
  September 30, 1997               -      (1,770,711)   (1,770,711)
                         ------------   ------------   -----------
Balance,
  September 30, 1997     $10,543,892    $ (4,828,528)  $ 5,850,186
                         ===========    ============   ===========

The accompanying notes are an integral part of these financial statements.
                                         F-9b

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             Common Stock
                                        Number
                                        of Shares      Amount
                                        ---------      ------
Balance forward                         13,482,232     $ 134,822

Issuance of shares for
  cash at $0.75 per share                   10,000           100

Issuance of shares to directors
  and employees for services:
  at $0.91 per share                         2,000            20
  at $0.75 per share                        50,000           500
  at $0.625 per share                       19,000           190
  at $0.50 per share                        37,500           375

Issuance of shares for services:
  at $0.91 per share                        10,000           100
  at $0.75 per share                         3,500            35
  at $0.625 per share                        3,500            35
  at $0.50 per share                         3,500            35

Net loss for three months
  Ended December 31, 1997                       -             -
                                        ----------     ---------
Balance, December 31, 1997              13,621,232     $ 136,212
                                        ==========     =========














The accompanying notes are an integral part of these financial statements.

                                         F-10a


(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Shareholder's
Equity have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
                         ----------     -----------    ------------
Balance forward          $ 10,543,892   $ (4,828,528)  $ 5,850,186

Issuance of shares for cash
  at $0.75 per share            7,400             -          7,500

Issuance of shares to directors
  and employees for services:
  at $0.91 per share            1,800             -          1,820
  at $0.75 per share           37,000             -         37,500
  at $0.625 per share          11,685             -         11,875
  at $0.50 per share           18,375             -         18,750

Issuance of shares for services:
  at $0.91 per share            9,000             -          9,100
  at $0.75 per share            2,590             -          2,625
  at $0.625 per share           2,153             -          2,188
  at $0.50 per share            1,715             -          1,750

Net loss for three months ended
  December 31, 1997                -        (385,990)     (385,990)
                         ------------   ------------   -----------
Balance,
  December 31, 1997      $ 10,635,610   $ (5,214,518)  $ 5,557,304
                         ============   ============   ===========













The accompanying notes are an integral part of these financial statements.

                               F-10b

       27              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                           Three months ended
                                        December 31,   December 31,
                                        1997           1996
                                        ------------   -----------
Cash flows from operating activities:
 Net loss                               $ (385,990)    $ (339,613)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization           13,776         11,356
    Issuance of common stock
     for services                           85,608         89,061
    Write-off of joint venture costs            -              -
 Changes in assets and liabilities:
    Note receivable                             -              -
    Interest receivable                     (1,625)        (3,833)
    Prepaid expenses                        (6,295)       (11,241)
    Other assets                               317             -
    Accounts payable                       (14,145)       (10,053)
    Accrued expenses                        (4,653)        (3,282)
    Payable to related parties                  -              -
                                        ----------     ----------
 Net cash used in operating activities    (313,007)      (267,605)

Cash flows from investing activities:
  Purchase of investments                       -              -
  Sale of assets                             2,600            500
  Purchase and development of
   mineral properties                      (34,290)       (16,276)
  Purchase of fixed assets                      -          (2,830)
    Net cash provided by (used in)      ----------     ----------
     investing activities:                 (31,690)       (18,606)
                                        ----------     ----------
Cash flows from financing activities:
  Stock issuance and offering costs             -         (30,000)
  Proceeds received on long-term debt           -              -
  Payments made on notes payable                -         (25,000)
  Issuance of common stock for cash          7,500             -
  Issuance of common stock for
   accrued interest                             -              -
  Issuance of common stock for extension of
   notes payable maturation                     -              -
  Payment for return of stock issued for
   mining property interest                     -              -
  Payment of joint venture costs                -              -
  Issuances of warrants for cash                -              -
    Net cash provided by (used in)      ----------     ----------
     financing activities:                   7,500        (55,000)
                                        ----------     ----------
    Net increase (decrease in cash)     $ (337,197)    $ (341,211)
                                        ==========     ==========
The accompanying notes are an integral part of these financial statements.

       28              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
                                                  From
                                   Three          February 17, 1994
                                   Months ended   (Inception)
                                   December 31,   Through
                                   1995           December 31, 1997
                                   ------------   -----------------
Cash flows from operating activities:
 Net loss                          $ (366,109)    $ (5,214,518)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization       20,448          159,017
   Issuance of common stock
     for services                      78,600        1,147,666
   Write-off of joint venture costs        -           150,000
 Changes in assets and liabilities:
    Note receivable                        -          (100,000)
    Interest receivable                    -            (9,208)
    Prepaid expenses                   (3,195)         (42,726)
    Other assets                           -            (9,484)
    Accounts payable                   30,748            6,210
    Accrued expenses                   10,092           16,333
    Payable to related parties             -           300,000
 Net cash used in operating        ----------     ------------
  activities                         (229,416)      (3,596,710)
                                   ==========     ============
Cash flows from investing activities:
  Purchase of investments                  -           (70,000)
  Sale of assets                           -             3,100
  Purchase and development
   of mineral properties             (237,191)       1,790,290
  Purchase of fixed assets             (2,117)         209,032
   Net cash provided by (used in)  ----------     ------------
    investing activities:            (239,308)       1,932,422
                                   ----------     ------------
Cash flows from financing activities:
 Stock issuance and offering costs         -          (174,835)
 Proceeds received on long-term debt       -           675,000
 Payments made on notes payable            -           174,206
 Issuance of common stock for cash    559,500        5,535,564
 Issuance of common stock for
   accrued interest                        -            38,158
 Issuance of common stock for extension of
  notes payable maturation                 -            59,063
 Payment for return of stock issued for
  mining property interest                 -           (35,000)
  Payment of joint venture costs           -           (50,000)
  Issuance of warrants for cash            -            46,568
   Net cash provided by (used in)  ----------     ------------
    investing activities              559,500        6,368,724
                                   ----------     ------------
   Net increase (decrease) in cash $   90,776     $    257,380
                                   ==========     ============

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Cash Flows have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                        Three months ended
                                   December 31,   December 31,
                                   1997           1996
                                   ------------   ------------
Net increase in cash
  (balance forward)                $ (337,197)    $ (341,211)

Cash, beginning of period             594,577        688,716
                                   ----------     ----------

Cash, end of period                $  257,380     $  347,505
                                   ==========     ==========

Supplemental cash flow disclosure:

   Income taxes                    $       -      $       -
   Interest                        $       -      $    5,000

Non-cash financing activities:

   Common stock issued for
    services rendered              $   85,608     $   89,061
   Common stock issued for
    mineral properties             $       -      $       -
   Common stock issued for
    exchange for debt              $       -      $       -
   Common stock issued in
    acquisition of Consolidated
    Royal Mines, Inc.              $       -      $       -
   Option rights acquired in
    exchange for a payable         $       -      $       -
   Common stock issued for
    assignment of mining
    property options               $       -      $       -








The accompanying notes are an integral part of these financial statements.
                               F-12a

(In order to transmit these documents to the SEC via EDGAR, the Company, a development stage enterprise, Statements of Cash Flows have been formatted to fit across two pages.)

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                                  From
                                   Three          February 17, 1994
                                   Months ended   (Inception)
                                   December 31,   Through
                                   1995           December 31, 1997
                                   ------------   -----------------
Net increase in cash
  (balance forward)                $  90,776      $   257,380

Cash, beginning of period            151,698               -
                                   ---------      -----------

Cash, end of period                $ 242,474      $   257,380
                                   =========      ===========

Supplemental cash flow disclosure:

   Income taxes                    $      -       $       350
   Interest                        $      -       $    25,655

Non-cash financing activities:

   Common stock issued for
    services rendered              $  78,600      $ 1,147,666
   Common stock issued for
    mineral properties             $      -       $ 3,040,626
   Common stock issued for
    exchange for debt              $ 609,075      $   922,950
   Common stock issued in
    acquisition of Consolidated
    Royal Mines, Inc.              $      -       $   360,096
   Option rights acquired in
    exchange for a payable         $      -       $    79,000
   Common stock issued for
    assignment of mining
    property options               $      -       $     4,000






The accompanying notes are an integral part of these financial statements.
                               F-12b

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

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

The $4,949,869 cost of mineral properties included in the accompanying balance sheet as of December 31, 1997 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share
--------------

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

Cash Equivalents
----------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral Properties
------------------
Costs of acquiring, exploring, and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Concentration of Risk
---------------------

The Company maintains its cash accounts in primarily one commercial bank in Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's cash balance exceeds that amount by $157,380 at December 31, 1997.

Investments
-----------

Investments consist of shares of Metalline Mining Company and are stated at cost that does not exceed estimated net realizable value.

Provision For Taxes
-------------------

At December 31, 1997, the Company had net operating loss carry forwards of approximately $5,100,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Related Accounting Standards
----------------------------

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that any adjustment is needed to the carrying value of its assets at December 31, 1997.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 1995, the Financial Accounting Standards Board issued a statement titled accounting for Stock-Based Compensation " (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Principles of Consolidation
---------------------------

The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant intercompany accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

NOTE 3 - MINERAL PROPERTIES

Utah Mining Property Joint Venture
----------------------------------

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

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

Shoshone County Idaho Mineral Lease
-----------------------------------

In February 1995, Celebration entered into an agreement to acquire a fifty year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated unpatented claims. In connection with this lease, Celebration has paid $50,000 and issued 175,000 shares of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration was originally obligated to pay $950,000 by September 1, 1995, as "an advance royalty". The original due date was extended and the Company paid the aforementioned $950,000 and has the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property. At December 31, 1997, due to silver prices not yet reaching the threshold price of $6.00 per ounce, the Company had not expended any funds on mine renovation.

Australian Mineral Property Joint Venture
-----------------------------------------

In March 1995, Celebration entered into a joint venture agreement with an Australian company for exploration of a certain mineral property in Australia. Under the original terms of the joint venture agreement, Celebration could acquire up to a 10% interest by paying $100,000 in April 1995. No additional funds were paid or required to be paid subsequent to the initial payment.

Washington and Idaho Mineral Properties
---------------------------------------
During the year ended September 30, 1995, Celebration purchased through the issuance of 800,000 shares of its common stock, various mineral properties located in the States of Washington and Idaho. The mineral properties were recorded at the fair market value of the shares paid on the date of issuance ranging from $3.13 to $3.25 per share for a total purchase price of $2,538,126.
                                 F-17

       36              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

In May 1996, the Company sold back the Frisco Standard Silver Mine to its original seller in exchange for the same price (35,000 shares of Royal Stock) received by the seller when the mine was purchased. The shares received were canceled and no gain or loss was recorded on the transaction.

Chilean Properties
------------------
During the quarter ended June 30, 1997, the Company acquired options on a 100-square mile concession in northern Chile known as Mocha. The Mocha prospect is a large porphyry copper system at the northern end of one of the world's most prolific copper belts.

Under the terms of the first of the option agreements, the Company can acquire a 100% interest in the concession by cash payments of $371,000 and work commitments of $200,000 on or before August 1, 2000.

In another agreement on an adjoining privately owned property, which covers the bulk of the known resource at Mocha, Royal Silver has the option to acquire a 100% interest in the property, less a 2% retained net smelter return royalty, for cash payments of $5,000,000 in a series of payments ending June 23, 2002. See Note 14 for related information on options with OCEM and Escala.

Argentina Properties
--------------------
On February 10, 1997 the Company announced that it had negotiated an option to buy 12 different potential mine sites in Argentina. Under the agreement, the Company can buy the properties on or before March 1, 2000, by paying $4,500,000 in cash or $5,500,000 in Royal Silver common stock, subject to certain conditions including the Seller's retention of a 1.95% net smelter royalty on the mines. To date, none of the properties have been acquired. See Note 14 for additional information on the underlying option.

Mexico Properties
-----------------

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

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

At December 31, 1997, a total of $74,194 had been expended to explore and develop the aforementioned Mexican properties.

The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The total mineral properties at December 31, 1997 are classified as follows:

Mineral properties under joint ventures                    $  366,510
Other mineral properties                                    4,583,359
                                                            ---------
Total Mineral Properties                                   $4,949,869
                                                            =========

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

NOTE 5 - INVESTMENTS

During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining stock. This investment represents approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock is being valued at cost, which is substantially less than the market value of $1.68 per share at December 31, 1997.

NOTE 6 - INTANGIBLE ASSETS

Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets as follows:

       38              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

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

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $1.50 per share in payment of $300,000 of the then outstanding debt (See Note 11). The Company also issued 277,500 shares in connection with the issuance of notes payable. (See Note 8.) (See also the disclosure in Note 1.)

During the year ended September 30, 1996, the Company sold 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 222,700 shares to directors and employees for services rendered valued at $1.50 per share, which is the fair market value of the shares on the date of issuance.

Also during the year ended September 30, 1996, the Company issued 100,000 shares of its common stock for a joint venture in a mining property and 20,000 common shares for a mining property. (See Note
14). The stock issued was valued at $1.50 per share, which is the fair market value of the shares at the date of issuance.

In the same twelve-month period, the Company also issued 406,050 shares of its common stock in lieu of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the Company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $l.50 each, which is the fair market value of the shares when issued.
                                 F-20

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 7 - COMMON STOCK (Continued)

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

During the three months ended December 31, 1997, the Company issued 129,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance which ranged from $0.50 to $0.91 per share. Also during the same quarter, the Company sold 10,000 shares of its common stock for $7,500 in cash.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 1997, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1 .50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of December 31, 1997, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999.

On March 22, 1996, the Board of Directors approved the issuance of warrants to purchase 625,000 shares of common stock of the Company to an investor in partial completion of a private placement of stock. These warrants are exercisable until September 30, 1998, at a price of $1.50 per share, which is 67% of the closing price on March 22, 1996.
                                 F-21

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants are exercisable until April 12, 1998 at prices ranging from $2.50 to $2.625 per share. As of December 31, 1997, 320,666 warrants have been issued (but not exercised) for a total amount of $46,568

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At December 31, 1997, none of the warrants had been exercised.

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At December 31, 1997, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997.

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at December 31, 1997 and September 30, 1997:

                         December 31,   September 30,
                         1997           1997
                         ------------   -------------
Applicable to:
   Common stock          $ 10,589,042   $  10,497,324
   Stock warrants              46,568          46,568
                         ------------   -------------
                         $ 10,635,610   $  10,543,892
                         ============   =============

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

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

NOTE 12 - RELATED PARTY TRANSACTIONS

After receiving advances from a related party for payment of operating expenses, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note 7). The balance outstanding was $0 at September 30, 1997 and December 31, 1997.

NOTE 13 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make lease payments subsequent to September 30, 1997 as follows:

                     Year Ended
                     September 30,                            Amount
                 ---------------------                     ---------
                         1998                              $  10,402
                         1999                                    262
                         2001                                    -
                         2001 and thereafter                     -
                                                           ---------
                         Total                             $  10,664
                                                           =========

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES

Option With Placer Mining
-------------------------

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

Option with Oregon and Chilean Exploration Mining Company, LTDA
---------------------------------------------------------------
In June 1997, the Company executed an agreement with Oregon and Chilean Exploration Mining Company, LTDA (hereinafter "OCEM") whereby the Company acquired an option from OCEM to purchase a 100% interest in 95 exploration claims totaling 28,300 hectares surrounding the known Mocha District claims of the Escala family. The option agreement calls for stipulated, sequential cash option payments over an eight-year time frame. At December 31, 1997, the Company has expended $50,000 of the total $3,356,000 option purchase cost.

Remaining option payments are as follows: six successive quarterly payments of $25,000 each by April 30, 1999; $156,000 in July 2000;
$500,000 in July 2002; $1,000,000 in July 2003 and again in July
2004; and $1,500,000 in July 2005.
                                 F-24

       43              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES (Continued)

In addition to the aforementioned purchase cost, the Company is obligated to spend $200,000 in work commitments before August 1, 2000. At September 30, 1997, the Company had expended $ 10,000 in work commitments on this optioned property.

Option With Escala Family
-------------------------
In July 1997, the Company executed an agreement with the Escala family of Santiago, Chile whereby the Company acquired an option from the Escalas to purchase a 100% interest (less a 2% net smelter return royalty) in a mining property in the Mocha District in northern Chile. The option agreement calls for stipulated, sequential cash option payments over a five-year time frame. At December 31, 1997, the Company has expended $50,000 of the total $5,000,000 option purchase price.

Remaining option payments are as follows: $100,000 in January 1998; $160,000 in July 1998; $300,000 in January 1999 and again in July
1999; $500,000 in January 2000; $800,000 in July 2000; $1,395,000 in
July 2001 and again in July 2002.

Option in La Rioja Province, Argentina
--------------------------------------
In January of 1997, the Company acquired an option to purchase twelve separate mine claims in La Rioja Province, Argentina. Under the terms of the option agreement, the Company can purchase the properties on or before March 1, 2000 by the payment of $4,500,000 in cash or $5,500,000 of the Company's shares of common stock. The original owners are to retain a 1.95% net smelter return royalty on future production.

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

NOTE 15 - STOCK OPTION AGREEMENT WITH CENTURION MINES
CORPORATION

In September 1996, the Company executed an agreement with Centurion Mines Corporation ("Centurion") whereby the Company acquired an option from Centurion to purchase up to 800,000 shares of its common stock held by Centurion for the exercise price of $1.75 per share during the two-year period ending September 30, 1998. The cost of this two-year stock purchase option was $50,000 which was paid by the Company and charged to stockholders' equity (accumulated deficit).
                                 F-25

       44              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 15 - STOCK OPTION AGREEMENT WITH CENTURION MINES
CORPORATION (Continued)

Effective April 15, 1997, the aforementioned stock option agreement was renegotiated (at no cost to the Company) and amended to extend the exercise period until September 30, 1999 and to revise the exercise price to $ 1.50 per share during this same period.

At December 31, 1997, no shares were acquired from Centurion under this option agreement.

NOTE 16 - LETTER OF INTENT WITH TECK EXPLORATION LTD.

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

NOTE 17 - PROSPECTIVE COMBINATION (MERGER) WITH CENTURION MINES
CORPORATION

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

       45              ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  Notes to the Financial Statements
                          December 31, 1997


NOTE 18   COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed by some of its shareholders for alleged violations of securities laws. The suit asks for actual damages. The Company believes the suit is completely without merit and intends to vigorously defend its position.

The Company is also a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. The suit asks for actual and punitive damages. The Company believes the suit is completely without merit and has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail.

NOTE 19 - RESIGNATION OF OFFICER

On December 24, 1997, Mr. Robert Jorgensen resigned as a director and executive vice president of the Company to pursue other interests. Mr. Jorgensen has agreed to assist the Company in an ongoing consulting capacity and is working on the prospective transaction with Centurion Mines Corporation.

NOTE 20 - SUBSEQUENT EVENT

On January 15, 1998, the Company announced that it had acquired a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico.

The project was formerly a joint venture between Metalline and Dakota Mining Corp. Royal acquired the interest from Dakota in exchange for $100,000 cash, 200,000 shares of Metalline common stock which Royal carried on its books as an investment (See Note 5), and 200,000 shares of Royal Silver common stock. Dakota will retain a net smelter return royalty on future production from the project.