Form 10-Q
period 1998-03-31
ROYAL SILVER MINES INC
filed 1998-05-15
CIK 933157

_________________________________________________________________
_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM:

                ----------------------------------
                Commission File Number:    0-25170
                ----------------------------------

                     ROYAL SILVER MINES, INC.
      (Exact name of registrant as specified in its charter)

UTAH                            87-0306609
(State or other jurisdiction of (IRS Employer
Incorporation or organization)  Identification Number)


     10220 North Nevada, Suite 230, Spokane, Washington 99218
  (Address of Principal Executive Offices, including Zip Code.)

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

                    Yes    [ X ]            No   [   ]

The number of shares outstanding at March 31, 1998:  15,284,565 shares.

_________________________________________________________________
_________________________________________________________________




       2          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

  Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 8 to 46. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of March 31, 1998 and September 30, 1997, and the results of operations, stockholders' equity and cash flows for the six months ended March 31, 1998 and 1997, and from inception on February 17, 1994 through March 31,1998, in conformance with generally accepted accounting principles.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources.

  There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to March 31, 1998, the Company accumulated a deficit of $3,549,214.

  At March 31, 1998, $3,867,778 of the Company's total assets of $7,500,469 were investments in mineral properties and $2,924,062 of the Company's assets is an investment in Grand Central Silver Mines, Inc., a minerals exploration company traded on NASDAQ. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

Liquidity and Capital Resources.

  The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At March 31, 1998, the Company had working capital of $507,826. This amount is a significant improvement in liquidity and capital resources from its working capital position of $357,646 at December 31, 1997 but represents some deterioration from the working capital of $671,355 at September 30, 1997. In the three months ending March 31, 1998, the Company's working capital has increased by $150,180 primarily because of notes receivable acquired of $350,000 from the sale of a working interest in a joint venture. During the same three-month period, the Company's cash decreased from $257,380 to $56,363 while the Company's notes receivable and investments both increased substantially.

  In the second quarter of fiscal 1998, the Company's current liabilities increased by $5,818 as accrued expenses and accounts payable both increased slightly from their December 31, 1997 levels. The Company's current liabilities of $28,362 at March 31, 1998 represents a favorable reduction from the Company's current liabilities of $41,341 at September 30, 1997. The Company has no long-term debt.

  The Company has estimated that it will need minimal capital resources of approximately $20,000 per month to meet its estimated expenditures for fiscal 1998. In 1996 and in 1997, acting on instructions from the Board, several key members of management, in particular the CEO of the Company, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for such capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds primarily through the private placement of shares and warrants. In the second fiscal quarter of 1998, the Company raised $249,499 in funds, primarily through the private placement of shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS

Comparison of the Six Months Ended March 31, 1997 and March 31,
1998, Respectively.

  General and administrative expenses decreased from $570,271 during the first half of fiscal 1997 to $300,890 during the first and second quarters of fiscal 1998. This decrease is principally due to a decrease in the cost of fundraising associated with the Company's recent private placements of its stock. Also, during the first six months of fiscal 1997, the Company incurred officers/directors compensation of $244,412 while such compensation expenses were reduced to $105,277 in the first six months of fiscal 1998. As a principal result of the Company's cost reduction efforts in fundraising and compensation, total expenses of $1,071,742 for the first six months of fiscal 1997 decreased to $627,530 (total expenses) in the first six months of fiscal 1998.

  In the second quarter of fiscal 1998, the Company sold some patented mining properties for common stock valued at $1,500,000, which resulted in a gain of $406,250. In this same quarter the Company sold a 35% working interest in a minerals exploration joint venture in exchange for stock valued at $1,424,062 and a promissory note for $350,000. The transaction resulted in a gain of $1,604,063, which was the principal contributor to the

Company's net income of $1,662,615 for the quarter and net income of $1,279,314 for the six months ended March 31, 1998. There were no comparable transactions in the prior year, which posted a loss of $1,071,768 for the six months ended March 31, 1997.

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


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

  The Company is a defendant in a lawsuit filed by some of its shareholders for alleged violations of securities laws. The suit was filed in the U.S. District Court in Denver on January 22, 1998 with Rounds et al as plaintiffs vs. Royal Silver Mines, Inc. et al as defendants. Plaintiffs seek damages and attorneys' fees in their lawsuit, which alleges that defendants made false/misleading statements and omitted material disclosures in connection with public trading of Royal's common stock during the period May 1996 through August 1997. The Company believes that this lawsuit is completely without merit. The Company is not aware of any similar actions(s) contemplated or instituted by governmental authorities.

  The Company is also a defendant in a lawsuit filed by Thomas
F. Miller (et al.), in the First Judicial Court in and for Box Elder County, State of Utah. The suit, which alleges that the Company failed to transfer common stock in exchange for a mining interest, asks for actual and punitive damages. The Company believes that this lawsuit is without merit and has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail.

Item 2.   Changes in Securities.

  None.

Item 3.   Defaults upon Senior Securities.

  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

  None.


Item 5.   Other Information.

  None.

Item 6.   Exhibits and Reports on Form 8-K.

                          EXHIBIT INDEX

Number    Description

27        Financial Data Schedule


________________________________________________________________

                            SIGNATURES
________________________________________________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated this 13th day of May, 1998.

                 ROYAL SILVER MINES, INC.



                 /s/ Howard Crosby
                 By:  Howard Crosby
                 Its:  Chief Executive Officer

                     ROYAL SILVER MINES, INC.
                  (A Development Stage Company)

                       Financial Statements

              March 31, 1998 and September 30, 1997

                         C O N T E N T S

Accountant's Review Report

Financial Statements

  Balance Sheets

  Statements of Operations

  Statements of Cash Flows

  Statements of Stockholders' Equity

Notes to the Financial Statements

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington


                    ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of March 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the six months ended March 31, 1998 and 1997, and for the period from February 17, 1994 (inception) through March 31, 1998. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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









Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 19, 1998

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                               March 31,      September 30,
                               1998           1997
                               (Unaudited)    (Audited)
                               -----------    -------------
ASSETS
CURRENT ASSETS
  Cash                         $      56,363  $    594,577
  Accounts receivable                    620            -
  Note receivable                    450,000       100,000
  Interest receivable                 13,902         7,583
  Prepaid expenses                    15,302        10,536
                               -------------  ------------
  TOTAL CURRENT ASSETS               536,187       712,696
                               -------------  ------------

MINERAL PROPERTIES                 3,867,778     4,915,579
                               -------------  ------------

PROPERTY AND EQUIPMENT
  Mining equipment                   188,888       188,888
  Furniture and equipment             10,120           15,185
  Less - accumulated
    depreciation                     (32,117)      (17,005)
                               -------------  ------------
TOTAL PROPERTY
  AND EQUIPMENT                      166,891       187,068
                               -------------  ------------

OTHER ASSETS
  Investments                      2,924,062         70,000
  Organization costs, net              5,551        6,184
                                ------------   ------------
TOTAL OTHER ASSETS                 2,929,613         76,184
                                ------------   ------------
TOTAL ASSETS                    $  7,500,469   $  5,891,527
                                ============   ============







The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                March 31,      September 30,
                                1998           1997
                                (Unaudited)    (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable              $    11,317    $     20,355
  Accrued expense                    17,045          20,986
                                -----------    ------------
TOTAL CURRENT LIABILITIES            28,362          41,341
                                -----------    ------------
LONG-TERM DEBT                           -               -
                                -----------    ------------
COMMITMENTS AND CONTINGENCIES            -                -
                                -----------    ------------
SHAREHOLDERS' EQUITY
 Common stock, $.01 par value;
  40,000,000 shares authorized,
  13,621,232 and 13,482,232
  shares issued and outstanding,
  respectively                      152,845         134,822
Additional paid-in capital       10,868,476      10,543,892
Deficit accumulated during
  development stage              (3,549,214)     (4,828,528)
                                -----------    ------------
TOTAL SHAREHOLDERS' EQUITY        7,472,107       5,850,186
                                -----------    ------------
TOTAL LIABILITIES  AND
  STOCKHOLDERS' EQUITY          $ 7,500,469    $  5,891,527
                                ===========    ============














The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      Three months ended
                                   March 31,       March 31,
                                   1998            1997
REVENUES                           $       -       $       -
                                   ----------      ----------

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property expense              193,697         238,887
Depreciation and amortization          13,890           8,585
Officers and
  directors compensation                8,236         170,787
General and administrative             21,090         313,021
                                   ----------      ----------
Total expenses                        236,913         731,280
                                    ----------     ----------
OPERATING (LOSS)                      (236,913)      (731,280)
                                    ----------     ----------
OTHER INCOME (EXPENSES)
Interest income                          5,611            167
Interest expense                            -          (1,042)
Gain on property
  interest sold                      2,010,313             -
Loss on option costs                  (114,341)            -
Loss on disposition of assets           (2,055)            -
                                    ----------     ----------
Total other income (expenses)        1,899,528           (875)
                                    ----------     ----------
NET LOSS                            $1,662,615     $ (732,155)
                                    ==========     ==========
NET LOSS PER COMMON SHARE           $     0.11     $    (0.06)
                                    ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          14,620,121     11,288,435
                                    ==========     ==========









The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                             Period from
                                                             February
                                                             17, 1994
                                                             (Inception)
                                   Six months ended          through
                                March 31,      March 31,     March 31,
                                1998           1997          1998
REVENUES                        $        -     $        -    $        -
                                -----------    -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property expense            193,697        238,887       472,927
Depreciation and amortization        27,666         18,172       170,927
Officers and directors
  compensation                      105,277        244,412     1,340,885
General and administrative          300,890        570,271     3,032,055
                                 ----------    -----------   -----------
Total expenses                      627,530      1,071,742     5,016,227
                                 ----------    -----------   -----------
OPERATING (LOSS)                   (627,530)    (1,071,742)   (5,016,227)
                                 ----------    -----------   -----------
OTHER INCOME (EXPENSES)
Interest income                      11,582          4,000        42,607
Interest expense                         -          (2,257)      (74,348)
Gain on property interest sold    2,010,313             -      2,010,313
Loss on option costs               (114,341)            -       (114,341)
Loss on disposition of assets          (710)        (1,769)      349,907
                                 ----------    -----------   -----------
Total other income (expenses)     1,906,844            (26)    1,514,324
                                 ----------    -----------   -----------
NET LOSS                         $1,279,314    $(1,071,768)  $(3,501,903)
                                 ==========    ===========   ===========
NET LOSS PER COMMON SHARE        $     0.09    $     (0.10)  $     (0.43)
                                 ==========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      14,120,676     10,995,030     8,226,536
                                 ==========     ==========   ===========












The accompanying notes are an integral part of these financial statements.
       14            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS

                                               Six Months Ended
                                          March 31,      March 31,
                                          1998           1997
Cash flows from operating activities:
Net income (loss)                         $ 1,279,314    $ (1,071,768)
 Adjustments to reconcile net loss to net cash
  cash used by operating activities:
   Loss on sale of equipment                       -            1,769
   Depreciation and amortization               27,666          18,172
   Issuance of common stock for services        5,608         202,811
   Write-off of options costs                 114,341              -
   Write-off of joint venture costs                -               -
 Changes in assets and liabilities:
   Note receivable                           (350,000)             -
   Accounts receivable                           (620)             -
   Prepaid expenses                            (8,121)        (11,243)
   Other assets                                    -               -
   Interest receivable                         (6,319)         (4,000)
   Mineral properties                          (4,674)        238,887
   Accounts payable                            (9,038)         (8,259)
   Accrued expenses                            (3,941)        (16,450)
   Payable to related parties                      -             (289)
                                          -----------    ------------
  Net cash used in operating activities     1,124,216        (650,370)
                                          -----------    ------------
Cash flows from investing activities:
  Sale of assets                                2,685             500
  Sale of investment                           70,000              -
  Sale of mineral properties                1,093,750              -
  Purchase of investments                  (2,924,062)             -
  Purchase and development
   of mineral properties                     (160,290)        (87,142)
  Purchase of fixed assets                     (1,513)         (2,830)
                                          -----------    ------------
 Net cash provided by (used) in
   investing activities:                   (1,919,430)        (89,472)
                                          -----------    ------------
Cash flows from financing activities:
 Stock issuance and offering costs                 -          (30,000)
 Proceeds received on long-term debt               -               -
 Payments made on notes payable                    -          (60,000)
 Issuance of common stock for cash            257,000       1,868,250
 Payment for extension of warrants                 -            3,000
 Payment for option to repurchase stock            -               -
 Issuance of common stock for accrued interest     -               -
 Issuance of common stock for extension of
  notes payable maturation                         -               -
 Payment for return of stock issued for
  mining property interest                         -               -
 Payment of joint venture costs                    -               -
 Issuances of warrants for cash                    -               -
                                          -----------    ------------
Net cash provided by financing activities:    257,000       1,781,250
                                          -----------    ------------
Net increase (decrease in cash)           $  (538,214)   $  1,041,408
                                          ===========    ============

The accompanying notes are an integral part of these financial statements.

       15            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS

                                             From February 17, 1994
                                             (Inception) Through
                                             March 31, 1998
Cash flows from operating activities:
 Net income (loss)                           $ (3,501,903)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Loss on sale of equipment                            -
  Depreciation and amortization                   172,907
  Issuance of common stock for services         1,147,666
  Write-off of options costs                      114,341
  Write-off of joint venture costs                150,000
 Changes in assets and liabilities:
  Note receivable                                (450,000)
  Accounts receivable                                (620)
  Prepaid expenses                                (44,552)
  Other assets                                     (9,801)
  Interest receivable                             (13,902)
  Mineral properties                               (5,009)
  Accounts payable                                 11,317
  Accrued expenses                                 17,045
  Payable to related parties                      300,000
                                             ------------
  Net cash used in operating activities        (2,112,511)
                                             ------------
Cash flows from investing activities:
 Sale of assets                                     3,185
 Sale of investment                                    -
 Sale of mineral properties                     1,093,750
 Purchase of investments                       (2,924,062)
 Purchase and development
   of mineral properties                       (1,916,290)
 Purchase of fixed assets                        (207,521)
                                             ------------
Net cash provided by (used)
  in investing activities:                     (3,950,938)
                                             ------------
Cash flows from financing activities:
 Stock issuance and offering costs               (174,835)
 Proceeds received on long-term debt              675,000
 Payments made on notes payable                  (174,206)
 Issuance of common stock for cash              5,785,064
 Payment for extension of warrants                     -
 Payment for option to repurchase stock           (50,000)
 Issuance of common stock for accrued interest     38,158
 Issuance of common stock for extension of
  notes payable maturation                         59,063
 Payment for return of stock issued for
  mining property interest                        (35,000)
  Payment of joint venture costs                  (50,000)
  Issuances of warrants for cash                   46,568
                                             ------------
Net cash provided by (used) in financing
  activities:                                   6,119,812
                                             ------------
Net increase (decrease in cash)              $     56,363
                                             ============

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS

                                          Six Months Ended
                                     March 31,    March 31,
                                     1998         1997
Net increase in cash
  (balance forward)                  $(538,214)   $ 1,041,408

Cash, beginning of period              594,577        688,716
                                     ---------    -----------
Cash, end of period                  $  56,363    $ 1,730,124
                                     =========    ===========

Supplemental cash flow disclosure:

   Income taxes                      $      -     $       -
   Interest                          $      -     $    6,042

Non-cash financing activities:

   Common stock issued
    for services rendered            $  85,608    $  202,811
   Common stock issued for
    mineral properties               $      -     $       -
   Common stock issued for
     exchange for debt               $      -     $       -
   Common stock issued in acquisition of
      Consolidated Royal Mines, Inc. $      -     $       -
   Option rights acquired in exchange
      for a payable                  $      -     $       -
   Common stock issued for assignment of
      mining property options        $      -     $       -














The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS

                                        From February 17, 1994
                                        (Inception) Through
                                        March 31, 1998
Net increase in cash (balance forward)  $    56,363

Cash, beginning of period                        -
                                        -----------
Cash, end of period                     $    56,363
                                        ===========

Supplemental cash flow disclosure:

   Income taxes                         $       350
   Interest                             $    25,655

Non-cash financing activities:

 Common stock issued for
  services rendered                     $ 1,147,666
 Common stock issued for
   mineral properties                   $ 3,040,626
 Common stock issued for
   exchange for debt                    $   922,950
 Common stock issued in acquisition of
   Consolidated Royal Mines, Inc.       $   360,096
 Option rights acquired in
   exchange for a payable               $    79,000
 Common stock issued for assignment of
   mining property options              $     4,000















The accompanying notes are an integral part of these financial statements.

                    ROYAL SILVER MINES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                        Common Stock
                                   Number
                                   of Shares       Amount
[S]                                [C]             [C]
Balance
  February 17, 1994                       -        $     -

Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment
  of mining property option        2,250,000         22,500

Issuance in July 1994 of
  shares for cash at $.402
  in private placement, net
  of costs                         1,050,000        10,500

Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $.417 per share          150,000         1,500

Net loss for the year ended
  November 30, 1994                       -             -
                                   ---------      --------
Balance,
  November 30, 1994                3,450,000        34,500

Issuance of shares in debt
  offering at $.03 per share         416,250         4,163

Issuance of shares for
  mineral properties valued
  at $1.00 per share                 262,500         2,625

Issuance of shares for cash
  at $1.00 per share                  15,000           150

Stock issuance costs                      -             -
                                   ---------      --------
Balance forward                    4,143,750      $ 41,438
                                   ---------      --------
[/TABLE]


The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                              Additional                Total
                              Paid-in     Accumulated    Stockholders'
                              Capital     Deficit        Equity
Balance
   February 17, 1994          $      -    $       -      $     -

Issuance in May 1994 of
   shares at $0.002 per share
   to officers and directors in
   exchange for assignment
   of mining property option    (18,500)          -         4,000

Issuance in August 1994 of
   shares for cash at $0.402
   in private placement, net
   of costs                     411,116           -       421,616

Issuance in August 1994 of
   shares to a director in
   exchange for services,
   valued at $0.417 per share   61,000            -        62,500

Net loss for the year ended
   November 30, 1994                -       (211,796)    (211,796)
                              --------    ----------     --------
Balance,
   November 30, 1994           453,616      (211,796)     276,320

Issuance of shares in debt offering
   at $0.03 per share            9,712            -        13,875

Issuance of shares for
   mineral properties valued
   at $1.00 per share          259,875            -       262,500

Issuance of shares for cash
   at $1.00 per share          14,850             -        15,000

Stock issuance costs          (58,202)            -       (58,202)
                             --------     ----------     --------
Balance forward              $679,851     $ (211,796)    $509,493
                             --------     ----------     --------




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

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Additional                   Total
                           Paid-in        Accumulated   Stockholders'
                           Capital        Deficit       Equity
Balance forward            $  679,851     $ (211,796)   $  509,493

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share              335,750             -        360,096

Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to $2.50
  per share                   29,473              -         29,600

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share       2,530,126              -      2,538,126

Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share         247,340              -        249,000

Issuance of shares in
  exchange for debt at
  $1.50 per share            298,000              -        300,000

Net loss for the ten months
  ended September 30, 1995        -        (750,939)      (750,939)
                          ----------     ----------     ----------
Balance,
  September 30, 1995      $4,120,540     $ (962,735)    $3,235,376
                          ----------     ----------     ----------

















The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                        Common Stock
                                   Number
                                   of Shares        Amount
Balance forward                     7,757,063       $ 77,571

Issuance of shares for
  cash at $1.50 per share           1,176,832         11,769

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                           222,700          2,227

Issuance of shares in
  exchange for debt @ $1.50
  per share                           406,050          4,060

Issuance of shares for cash
  at $2.20 per share                  150,000          1,500

Issuance of warrants for cash
  at $.05 per warrant                      -              -

Issuance of shares for cash
  at $1.62 per share                   65,000            650

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share                    107,500          1,075

Issuance of shares for cash at
  $0.75 per share                    200,000          2,000

Issuance of shares for cash at
  $1.70 per share                    250,000          2,500
                                  ----------       --------
Balance forward                   10,335,145       $103,352
                                  ----------       --------





The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Additional                    Total
                           Paid-in        Accumulated    Stockholders'
                           Capital        Deficit        Equity
Balance forward            $4,120,540     $(962,735)    $3,235,376

Issuance of shares for
  cash at $1.50 per share   1,754,010            -       1,765,779

Issuance of shares to
  directors and employees
  for services at $1.50
  per share                  331,823             -         334,050

Issuance of shares in
  exchange for debt at $1.50
  per share                 605,015              -         609,075

Issuance of shares for cash
  at $2.20 per share        328,500              -         330,000

Issuance of warrants for cash
  at $.05 per warrant        41,068              -          41,068

Issuance of shares for cash
  at $1.62 per share        104,650              -         105,300

Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share           181,175              -         182,250

Issuance of shares for cash at
  $0.75 per share           147,985              -         149,985

Issuance of shares for cash at
  $1.70 per share           422,500              -         425,000
                         ----------       ---------     ----------
Balance forward          $8,037,266       $(962,735)    $7,177,883
                         ----------       ---------     ----------











The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         Common Stock
                                   Number
                                   of Shares         Amount
Balance forward                    10,335,145        $103,352

Cancellation of 35,000 shares
  received in exchange for
  return of mining property           (35,000)           (350)

Payment to Centurion Mines
  for option to repurchase
  stock                                    -               -

Issuance of shares for joint
  venture in mining property
  at $1.50 per share                  100,000           1,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share                     (25,000)           (250)

Issuance of shares for
  mining property at
  $1.50 per share                      20,000             200

Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share                      39,375             394

Issuance of shares for
  services at $1.50 per share         215,334           2,153

Stock issuance costs                       -               -

Net loss for the year
  ended September 30, 1996                 -               -
                                   ----------        --------
Balance,
  September 30, 1996               10,649,854        $106,499
                                   ----------        --------



The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Additional                     Total
                           Paid-in         Accumulated    Stockholders'
                           Capital         Deficit        Equity
Balance forward            $8,037,266      $  (962,735)   $7,177,883

Cancellation of 35,000 shares
  received in exchange for
  return of mining property  (109,025)              -       (109,375)

Payment to Centurion Mines
  for option to repurchase
  stock                            -           (50,000)      (50,000)

Issuance of shares for joint
  venture in mining property
  at $1.50 per share          149,000               -        150,000

Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share             (34,750)              -        (35,000)

Issuance of shares for
  mining property at
  $1.50 per share              29,800               -         30,000

Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share              58,669               -         59,063

Issuance of shares for
  services at $1.50 per share 320,848               -        323,001

Stock issuance costs          (15,000)              -        (15,000)

Net loss for the year
  ended September 30, 1996         -        (2,045,082)   (2,045,082)
                           ----------     ------------    ----------
Balance,
  September 30, 1996       $8,436,808     $(3,057,817)    $5,485,490
                           ----------     -----------     ----------











The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         Common Stock
                                   Number
                                   of Shares         Amount
[S]                                [C]               [C]
Balance forward                    10,649,854        $106,499

Issuance of shares for
  cash at $0.75 per share           2,491,000          24,910

Stock issuance costs                       -               -

Issuance of shares to directors
  and employees for services:
  at $1.00 per share                  110,500           1,105
  at $0.75 per share                   25,000             250

Issuance of shares for services
  at $1.25 per share                   98,250             982

Payment for extension of warrants
  for one year                             -               -

Issuance of shares for mining
  property at $1.00 per share          60,000             600

Cancellation of 25,000 shares
  received in exchange for
  return of mining property           (25,000)           (250)

Issuance of shares for services:
  at $1.00 per share                   25,500             255
  at $0.75 per share                   47,128             471

Payment for extension of warrants
  for one year                             -               -

Net loss for the year ended
  September 30, 1997                       -               -
                                   ----------        --------

Balance, September 30, 1997        13,482,232        $134,822
                                   ==========        ========
[/TABLE]


The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Additional                      Total
                           Paid-in         Accumulated     Stockholders'
                           Capital         Deficit         Equity
Balance forward            $ 8,436,808     $(3,057,817)    $5,485,490

Issuance of shares for
  cash at $0.75 per share    1,843,340              -       1,868,250

Stock issuance costs           (30,000)             -         (30,000)

Issuance of shares to directors
  And employees for services:
  at $1.00 per share           109,395              -         110,500
  at $0.75 per share            18,500              -          18,750


Issuance of shares for services
  at $1.25 per share           121,829              -         122,811

Payment for extension of warrants
  for one year                   3,000              -           3,000

Issuance of shares for mining
  property at $1.00 per share   59,400              -          60,000

Cancellation of 25,000 shares
  received in exchange for
  return of mining property    (81,000)             -         (81,250)

Issuance of shares for services:
  at $1.00 per share            25,245              -          25,500
  at $0.75 per share            34,875              -          35,346

Payment for extension of warrants
  for one year                   2,500              -           2,500


Net loss for the year ended
  September 30, 1997                -       (1,770,711)    (1,770,711)
                           -----------     -----------     ----------
Balance,
  September 30, 1997       $10,543,892     $(4,828,528)    $5,850,186
                           ===========     ===========     ==========








The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                        Common Stock
                                   Number
                                   of Shares        Amount
Balance forward                    13,482,232       $ 134,822

Issuance of shares for
  cash at $0.75 per share              10,000             100

Issuance of shares to directors
  and employees for services:
  at $0.91 per share                    2,000              20
  at $0.75 per share                   50,000             500
  at $0.625 per share                  19,000             190
  at $0.50 per share                   37,500             375

Issuance of shares for services:
  at $0.91 per share                   10,000             100
  at $0.75 per share                    3,500              35
  at $0.625 per share                   3,500              35
  at $0.50 per share                    3,500              35

Issuance of shares for cash
  At $0.15 per share                1,663,333          16,633

Net income for six months
  Ended March 31, 1998                     -               -
                                   ----------       ---------

Balance, March 31, 1998            15,284,565       $ 152,845
                                   ==========       =========














The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                           Additional                      Total
                           Paid-in         Accumulated     Stockholders'
                           Capital         Deficit         Equity
Balance forward            $10,543,892     $(4,828,528)    $5,850,186

Issuance of shares for
  cash at $0.75 per share        7,400              -           7,500

Issuance of shares to directors
  and employees for services:
  at $0.91 per share             1,800              -          1,820
  at $0.75 per share            37,000              -         37,500
  at $0.625 per share           11,685              -         11,875
  at $0.50 per share            18,375              -         18,750

Issuance of shares for services:
  at $0.91 per share             9,000              -          9,100
  at $0.75 per share             2,590              -          2,625
  at $0.625 per share            2,153              -          2,188
  at $0.50 per share             1,715              -          1,750

Issuance of shares for cash
  at $0.15 per share           232,866              -        249,499

Net income for six months
  Ended March 31, 1998              -        1,279,314     1,279,314
                           -----------     -----------    ----------
Balance, December 31, 1997 $10,868,476     $(3,549,214)   $7,472,107
                           ===========     ===========    ==========



















The accompanying notes are an integral part of these financial statements.
       30            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

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

The $3,867,778 cost of mineral properties included in the accompanying balance sheet as of March 31, 1998 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.
       31            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS . . . continued

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



       32            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. . .continued

Mineral Properties . . . continued

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. One of the Company's cash accounts is a business checking account with an overdraft balance of $(374) at March 31, 1998. The remaining cash account is a "liquid asset account" in the amount of $51,196, which is invested in a portfolio of U.S. Treasury notes/bonds.

Provision For Taxes

At March 31, 1998, the Company had net operating loss carry forwards of approximately $3,500,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that any adjustment is needed to the carrying value of its assets at March 31, 1998.






       33            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. . .continued

Financial Accounting Standards

In October 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Stock-Based Compensation " (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Principles of Consolidation

The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant intercompany accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

NOTE 3 - MINERAL PROPERTIES

Utah Mining Property Joint Venture

In October 1994, Celebration and United Silver Mine, Inc., (United) entered into a joint venture agreement, whereby Celebration could have acquired up to an 80% interest in a mining property located in the State of Utah. Under the terms of the agreement, United was to contribute real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture.

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through March 31, 1998, no further funds toward the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property. See Note 18 on related litigation.




       34            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 3 - MINERAL PROPERTIES . . . continued
Shoshone County Idaho Mineral Lease (Crescent Mine)

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

       35            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 3 - MINERAL PROPERTIES . . . continued

Washington and Idaho Mineral Properties . . . continued

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

Argentina Properties

On February 10, 1997 the Company announced that it had negotiated an option to buy 12 different potential mine sites in Argentina. Under the agreement, the Company had the right to buy the properties on or before March 1, 2000, by paying $4,500,000 in cash or $5,500,000 in Royal Silver common stock, subject to certain conditions including the Seller's retention of a 1.95% net smelter royalty on the mines.

During the second quarter of fiscal 1998, the decision was made to drop the option (which was not exercised) and the properties were then returned to their owner. See Note 14.







       36            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 3 - MINERAL PROPERTIES . . . continued

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

Mineral properties under joint ventures $  366,510
Other mineral properties                 3,501,268
                                        ----------
Total Mineral Properties                $3,867,778
                                        ==========

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








       37            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 5 - INVESTMENTS

Metalline Mining Company

During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining stock. This investment represents approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock is being valued at cost, which is substantially less than the market value of $1.68 per share at December 31, 1997.

On January 12, 1998, this stock was transferred to Dakota Mining
Corporation plus $100,000 cash in exchange for a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. No gain or loss was recognized on this transaction. See information below and Note 19.

Grand Central Silver Mines, Inc.

In the quarter ended March 31, 1998, the Company finalized the sale of certain patented mining properties to Centurion Mines Corporation (subsequently renamed Grand Central Silver Mines, Inc.) for 500,000 shares of Centurion's common stock then valued at $1,500,000. This transaction resulted in a gain of $406,250.

During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, Inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central which is uncollateralized, bears interest at 8%, and matures in 1999. A total gain of $1,604,062 was realized on this transaction. See Note 17.

The Company currently owns 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which is approximately 26% of the total outstanding shares at March 31, 1998. The Company expects to account for this recent investment under the equity method.

NOTE 6 - INTANGIBLE ASSETS

Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets as follows:

       38            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 6 - INTANGIBLE ASSETS . . . continued

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

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $1.50 per share in payment of $300,000 of outstanding debt (See Note 9). The Company also issued 277,500 shares in connection with the issuance of notes payable. (See Note 9). (See also the disclosure in Note 1.)

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





       39            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 7 - COMMON STOCK . . . continued

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

During the six months ended March 31, 1998, the Company issued 129,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance which ranged from $0.50 to $0.91 per share. Also during the same six months, the Company sold 1,673,333 shares of its common stock for $257,000 in cash.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of March 31, 1998, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders, which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of March 31, 1998, none of these options have been exercised.

       40            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS . . . continued

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

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants are exercisable until April 12, 1998 at prices ranging from $2.50 to $2.625 per share. As of March 31, 1998, 320,666 warrants have been issued (but not exercised) for a total amount of $46,568.

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At March 31, 1998, none of the warrants had been exercised.

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At March 31, 1998, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997.

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at March
31, 1998 and September 30, 1997:






       41            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 10 - ADDITIONAL PAID-IN CAPITAL . . . continued

                      March 31,      September 30,
                      1998           1997

Applicable to:
   Common stock       $ 10,821,908 $  10,497,324
   Stock warrants           46,568        46,568
                      ------------ -------------
                      $ 10,868,476 $  10,543,892
                      ============ =============

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

NOTE 12 - RELATED PARTY TRANSACTIONS

After receiving advances from a related party for payment of operating expenses, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note 7). The balance outstanding was $0 at September 30, 1997 and March 31, 1998. See Note 14 regarding Centurion.

NOTE 13 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make lease payments subsequent to September 30, 1997 as follows:





       42            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 13 - FUTURE LEASE OBLIGATIONS . . . continued

       Year Ended
       September 30,       Amount
       -------------       ------
       1998                $  10,402
       1999                      262
       2001                       -
       2001 and thereafter        -
                           ---------
          Total            $  10,664
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

Option With Placer Mining (Continued)

Subsequent to March 31, 1997, due to regional environmental concerns and the prospect of related litigation, the Company concluded that it would not exercise its option on the Bunker Hill Mine. Accordingly, the $238,887 in option costs and related expenses toward the purchase of this property were written off during the quarter ended March 31, 1997.



       43            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES . . . continued

Option with Oregon and Chilean Exploration Mining Company, LTDA

In June 1997, the Company executed an agreement with Oregon and Chilean Exploration Mining Company, LTDA (hereinafter "OCEM") whereby the Company acquired an option from OCEM to purchase a 100% interest in 95 exploration claims totaling 28,300 hectares surrounding the known Mocha District claims of the Escala family. The option agreement calls for stipulated, sequential cash option payments over an eight-year time frame. At March 31, 1998, the Company has expended $50,000 of the total $3,356,000 option purchase cost.

Remaining option payments are as follows: six successive quarterly payments of $25,000 each by April 30, 1999; $156,000 in July 2000; $500,000 in July 2002; $1,000,000 in July 2003 and
again in July 2004; and $1,500,000 in July 2005.

In addition to the aforementioned purchase cost, the Company is obligated to spend $200,000 in work commitments before August 1, 2000. At March 31, 1998, the Company had expended $10,000 in work commitments on this optioned property.

Option With Escala Family

In July 1997, the Company executed an agreement with the Escala family of Santiago, Chile whereby the Company acquired an option from the Escalas to purchase a 100% interest (less a 2% net smelter return royalty) in a mining property in the Mocha District in northern Chile. The option agreement calls for stipulated, sequential cash option payments over a five-year time frame. At March 31, 1998, the Company has expended $50,000 of the total $5,000,000 option purchase price.

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

       44            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES . . . continued

Option in La Rioja Province, Argentina . . . continued

At December 31, 1997, the Company had expended $114,341 in work commitments on the optioned property. During the quarter ended March 31, 1998, the Company dropped the option, returned the optioned property to its owners, and recorded a loss of $114,341 on this option transaction.

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

At March 31, 1998, no shares were acquired from Centurion under this option agreement.

NOTE 16 - LETTER OF INTENT WITH TECK EXPLORATION LTD.

On October 27, 1997, the Company signed a letter of intent with Teck Corporation (d.b.a. Teck Exploration Ltd.) of Vancouver,
B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplates an initial drilling program funded by Teck.

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

       45            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998

NOTE 17 - PROSPECTIVE COMBINATION (MERGER) WITH CENTURION MINES
CORPORATION

On November 24, 1997, Royal and Centurion Mines Corporation, headquartered in Salt Lake City, announced plans to combine the two companies. Centurion is a significant owner of gold, silver, and copper mining properties in Utah.

As a first stage in the combination of the companies, Centurion will quickly purchase certain Coeur d'Alene silver properties plus other patented mining properties owned by Royal in exchange for Centurion shares then valued at $1,500,000. See Note 5.

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future; however, the two companies continue to share two common directors and a common officer.

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

NOTE 19   WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING
CO.

On January 15, 1998, the Company acquired a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. The project was formerly a joint venture between Metalline and Dakota Mining Corp. Royal acquired the interest from Dakota in exchange for $100,000 cash, 200,000 shares of Metalline common stock which royal carried on its books as an investment (See Note 5), and 200,000 shares of Royal Silver common stock. Dakota retained a net smelter return royalty on future production from the project.



       46            ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                Notes to the Financial Statements
                          March 31, 1998


NOTE 19   WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING
CO. . . . continued

On February 19, 1998, the Company sold the 35% working interest for exploration and development of the Sierra Mojada District, Coahuila, Mexico to Grand Central Silver Mines (GSLM) in exchange for a note receivable of $350,000, payable within one year and bearing interest of 8% per annum, and 735,000 shares of GSLM valued at $1,424,062. (See Note 3). A total gain of $1,604,062 was recognized on this transaction.