Form 10-Q
period 1998-06-30
ROYAL SILVER MINES INC
filed 1998-08-14
CIK 933157

__________________________________________________________________
__________________________________________________________________
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

                          10220 North Nevada
                              Suite 270A
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

                    Yes    [ X ]            No [   ]

The number of shares outstanding at June 30, 1998: 18,585,065 shares.

___________________________________________________________________
___________________________________________________________________

                    PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
     (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 1 to 28. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 1998 and September 30, 1997, and the results of operations, stockholders' equity and cash flows for the nine months ended June 30, 1998 and 1997, and from inception on February 17, 1994 through June 30, 1998, in conformance with generally accepted accounting principles.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to June 30, 1998, the Company accumulated a deficit of $4,083,112.

At June 30, 1998, $3,177,148 of the Company's total assets of $7,112,162 were investments in mineral properties and $1,500,000 of the Company's assets is an investment in Grand Central Silver Mines, Inc., a minerals exploration company traded on NASDAQ. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June 30, 1998, the Company had working capital of $464,724. This amount represents some deterioration from the working capital of $671,355 at September 30, 1997. In the nine months ending June 30, 1998, the Company's working capital has decreased by $206,631 primarily because of decreased cash received by the Company from its sales of common stock. During the same nine-month period, the Company's cash decreased from $594,577 to $45,851 while the Company's notes receivable and investments both increased substantially.

In the third quarter of fiscal 1998, the Company's current liabilities increased to $61,651 as accrued expenses and accounts payable both increased slightly from their September 30, 1997 and March 31, 1998 levels. The Company's current liabilities of $61,651 at June 30, 1998 represent an unfavorable increase from the Company's current liabilities of $41,341 at September 30, 1997. The Company has no long-term debt.

The Company has estimated that it will need minimal capital resources of approximately $20,000 per month to meet its estimated expenditures for fiscal 1998. In 1996 and in 1997, acting on instructions from the Board, several key members of management, in particular the CEO of the Company, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for such capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds primarily through the private placement of shares and warrants. In the third fiscal quarter of 1998, the Company raised $50,000 in cash and $700,000 in notes, primarily through the private placement of shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital. The Board of Directors reasonably believes that the Company is able to engage in nearly any size operation or scope of mining activity depending on the circumstances and merits of each proposed operation or mining activity. Accordingly, the Board has not limited the size of operation or scope of project which it believes is reasonable for management to consider in achieving the Company's business plan. Therefore, management has been authorized to consider and review numerous proposals and, upon satisfactory assessment, to then make a specific determination as to an estimated range of funding amounts that each such proposal reasonably might require.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1998, RESPECTIVELY. General and administrative expenses decreased from $843,070 during the first nine months of fiscal 1997 to $382,493 during the first three quarters of fiscal 1998. This decrease is principally due to decreased salaries and a decrease in the cost of fundraising associated with the Company's recent private placements of its stock. Also, during the first nine months of fiscal 1997, the Company incurred officers/directors compensation of $329,911 while such compensation expenses were reduced to $117,652 in the first nine months of fiscal 1998. As a principal result of the Company's cost reduction efforts in fundraising and compensation, total expenses of $1,463,455 for the first nine months of fiscal 1997 decreased to $765,460 (total expenses) in the first nine months of fiscal 1998.

In the second quarter of fiscal 1998, the Company sold some patented mining properties for common stock valued at $1,500,000, which resulted in a gain of $406,250. In this same quarter the Company sold a 35% working interest in a minerals exploration joint venture in exchange for stock valued at $1,424,062 and a promissory note for $350,000. The transaction resulted in a gain of $1,604,063, which was the principal contributor to the Company's net income of $1,662,615 for the second quarter and net income of $745,415 for the nine months ended June 30, 1998. There were no comparable transactions in the prior year, which posted a loss of $1,447,291 for the nine months ended June 30, 1997.

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

In July 1998, the Company filed an action in federal court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S.
Environmental Protection Agency, Shoshone County, and Fawcett
International. Management believes that there is a good likelihood of prevailing in this matter.

ITEM 2.   CHANGES IN SECURITIES.

               None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5.   OTHER INFORMATION.

               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               None.

__________________________________________________________________

                             SIGNATURES
__________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of August, 1998

                              ROYAL SILVER MINES, INC.

                              /s/ Howard Crosby
                              BY:  Howard Crosby
                              Its:  Chief Executive Officer

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)


                         FINANCIAL STATEMENTS


                 June 30, 1998 and September 30, 1997
















                       Williams & Webster, P.S.
                     Certified Public Accountants
                      Seafirst Financial Center
                    W.  601 Riverside, Suite 1970
                          Spokane, WA 99201
                            (509) 838-5111

                       ROYAL SILVER MINES, INC.

                          TABLE OF CONTENTS





  ACCOUNTANTS' REVIEW REPORT                 1

  FINANCIAL STATEMENTS

     Balance Sheets                          2-3

            Statements of Operations         4

     Statements of Cash Flows                5-6

     Statements of Stockholders' Equity      7-11

     Notes to the Financial Statements       12-28

(LOGO)                 Williams & Webster, P.S.
                     Certified Public Accountants
                      Seafirst Financial Center
601 W.  Riverside,            Suite 1970
                        Spokane, WA 99201-0611
                  (509) 838-5111 FAX (509) 624-5001





The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                      ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of June 30, 1998 and the related statements of operations, shareholders' equity, and cash flows for the nine months ended June 30, 1998 and 1997, and for the period from February 17, 1994 (inception) through June 30, 1998. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 31, 1998

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                        June 30,        September 30,
                                        1998            1997
                                        (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash                                  $     45,851    $    594,577
  Notes receivable                           450,000         100,000
  Interest receivable                         22,507           7,583
  Prepaid expenses                             8,017          10,536
                                        ------------    ------------
TOTAL CURRENT ASSETS                         526,375         712,696
                                        ------------    ------------

MINERAL PROPERTIES                         3,177,148       4,915,579
                                        ------------    ------------
PROPERTY AND EQUIPMENT
  Mining equipment                           183,889         188,888
  Furniture and equipment                     12,762          15,185
  Less accumulated depreciation              (39,808)        (17,005)
                                        ------------    ------------
TOTAL PROPERTY AND EQUIPMENT                 156,843         187,068
                                        ------------    ------------
OTHER ASSETS
  Investments                              3,236,562          70,000
  Deposit for joint venture                   10,000              -
  Organizational costs, net                    5,234           6,184
                                        ------------    ------------
TOTAL OTHER ASSETS                         3,251,796          76,184
                                        ------------    ------------

TOTAL ASSETS                            $  7,112,162    $  5,891,527
                                        ============    ============









           See accountants' report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEETS

                                                 June 30,    September 30,
                                                 1998        1997
                                                 (Unaudited) (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $    44,506 $    20,355
  Accrued expenses                                    17,145      20,986
                                                 ----------- -----------
TOTAL CURRENT LIABILITIES                             61,651      41,341
                                                 ----------- -----------
LONG TERM DEBT                                            -           -
                                                 ----------- -----------
COMMITMENTS AND CONTINGENCIES                             -           -
                                                 ----------- -----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
   100,000,000 shares authorized,
   18,585,065 and 13,482,232 shares
   issued and outstanding,
   respectively                                      185,851     134,822
  Additional paid-in capital                      11,647,772  10,543,892
  Stock subscription receivable                     (700,000)         -
  Deficit accumulated during
   development stage                              (4,083,112) (4,828,528)
                                                 ----------- -----------
TOTAL STOCKHOLDERS' EQUITY                         7,050,511   5,850,186
                                                 ----------- -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $ 7,112,162 $ 5,891,527
                                                 =========== ===========






           See accountants' report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                   Period from
                                                                   02/17/94
                   Three months ended      Nine months ended       (inception)
                 June 30,     June 30,    June 30,     June 30,    through
                 1998         1997        1998         1997        06/30/98
REVENUES         $        -   $        -  $       -    $        -  $        -
                 -----------  -----------  ----------  ----------- -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral property
   expense            34,795       22,732     228,492      261,619     507,722
  Depreciation and
   amortization        9,157       10,683      36,823       28,855     179,517
  Officers' and directors'
   compensation       12,375       85,499     117,652      329,911   1,353,260
  General and
   administrative     81,603      272,799     382,493      843,070   3,110,969
                 -----------  -----------  ----------  ----------- -----------
TOTAL EXPENSES       137,930      391,713     765,460    1,463,455   5,151,468
                 -----------  -----------  ----------  ----------- -----------
OPERATING LOSS      (137,930)    (391,713)   (765,460)  (1,463,455) (5,151,468)
                 -----------  -----------  ----------  ----------- -----------
OTHER INCOME (EXPENSES)
  Interest income      8,913       16,190      20,495      20,190       51,520
  Interest expense        -            -           -       (2,257)     (74,348)
  Gain on property
   interest sold          -            -    2,010,313          -     2,010,313
  Loss on option
   costs            (403,530)          -     (517,871)         -      (517,871)
  Loss on disposal
   of assets          (1,352)          -       (2,062)     (1,769)    (351,259)
                 -----------  -----------  ---------- -----------  -----------
Total other income
  (expense)         (395,969)      16,190   1,510,875      16,164    1,118,355
                 -----------  -----------  ---------- -----------  -----------
NET INCOME
  (LOSS)         $  (533,899) $  (375,523) $  745,415 $(1,447,291) $(4,033,113)
                 ===========  ===========  ========== ===========  ===========
NET INCOME (LOSS) PER
  COMMON SHARE   $     (0.03) $     (0.03) $     0.05 $     (0.12) $     (0.46)
                 ===========  ===========  ========== ===========  ===========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING     17,575,398   13,423,904  15,272,251  11,804,654    8,793,327
                  ==========   ==========  ==========  ==========    =========

          See accountants' report and accompanying notes.

(In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statement of Cash Flows (Unaudited) has been formatted to fit across two pages. This is page 1 of 2.)
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                               From
                                                               February 17,
                                    Nine months ended          1994 (Inception)
                                   June 30,     June 30,       Through
                                   1998         1997           June 30, 1998
Cash flows from operating activities:
  Net income (loss)                $   745,415  $ (1,447,291)  $ (4,033,113)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Loss on sale of equipment            1,352         1,769          1,352
    Depreciation and amortization       36,823        28,855        182,064
    Issuance of common stock
     for services                      110,408       258,811      1,172,466
    Write-off of option costs          517,871            -         517,871
   Write-off of joint venture costs         -             -         150,000
  Changes in assets and liabilities:
    Note receivable                   (350,000)           -        (450,000)
    Accounts receivable                     -             -              -
    Prepaid expenses                       (24)      (11,563)       (36,455)
    Other assets                            -             -          (9,801)
    Interest receivable                (14,924)       (5,625)       (22,507)
    Mineral properties                  (4,674)      238,887         (4,674)
    Accounts payable                    24,151        (9,780)        44,506
    Accrued expenses                    (4,653)      (16,456)        16,333
    Payable to related parties              -           (289)       300,000
                                   -----------  ------------   ------------
Net cash provided (used) in
  operating activities               1,061,745      (962,682)    (2,171,958)
                                   -----------  ------------   ------------
Cash flows from investing activities:
  Sale of assets                         5,185           500          5,685
  Sale of investment                    70,000            -          70,000
  Sale of mineral properties         1,093,750            -       1,093,750
  Purchase of investments           (2,934,062)      (70,000)    (3,004,062)
  Purchase and development
   of mineral properties              (185,690)     (180,318)    (1,941,690)
  Purchase of fixed assets              (4,154)     (136,364)      (213,186)
                                   -----------  ------------   ------------
Net cash used in investing
  activities                        (1,954,971)     (386,182)    (3,989,503)
                                    ----------  ------------   ------------






          See accountants' report and accompanying notes.

                                  5A

(In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statement of Cash
Flows (Unaudited) has been formatted to fit across two pages. This is page 1 of 2.)
                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                From
                                                                February 17,
                                      Nine months ended         1994 (Inception)
                                    June 30,     June 30,       Through
                                    1998         1997           June 30, 1998
Cash flows from financing activities:
  Stock issuance and offering costs         -       (30,000)        (174,835)
  Proceeds received on long-term debt       -            -           675,000
  Payments made on notes payable            -       (60,000)        (174,206)
  Issuance of common stock for cash    344,500    1,868,250        5,872,564
  Payment for extension of warrants         -         5,500               -
  Payment for option to
    repurchase stock                        -            -           (50,000)
  Issuance of common stock
    for accrued interest                    -            -            38,158
  Issuance of common stock for extension of
   notes payable maturation                 -            -            59,063
  Payment for return of stock issued for
   mining property interest                 -            -           (35,000)
  Payment of joint venture costs            -            -           (50,000)
  Issuance of warrants for cash             -            -            46,568
                                   -----------  -----------     ------------
Net cash provided by financing
  activities                           344,500    1,783,750        6,207,312
                                   -----------  -----------     ------------
Net increase (decrease) in cash    $  (548,726) $   434,886     $     45,851
                                   -----------  -----------     ------------
















          See accountants' report and accompanying notes.

                                  5B

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                 From
                                                                 02/17/94
                                        Nine months ended        (Inception)
                                       June 30,     June 30,     Through
                                       1998         1997         June 30, 1998
Net increase (decrease) in cash
  (balance forward)                     $ (548,726) $   434,886  $    45,851

Cash, beginning of period                  594,577      688,716           -
                                        ----------  -----------  -----------
Cash, end of period                     $   45,851  $ 1,123,602  $    45,851
                                        ==========  ===========  ===========

Supplemental cash flow disclosure:

  Income taxes                          $       -   $        -   $       350
  Interest                              $       -   $     6,042  $    25,655

Non-cash financing activities:

  Common stock issued for
   services rendered                    $  136,108  $   258,811  $ 1,198,166
  Common stock issued for
   mineral properties                   $       -   $        -   $ 3,040,626
  Common stock issued in
   exchange for debt                    $  700,000  $        -   $ 1,622,950
  Common stock issued in
   acquisition of Consolidated          $       -   $        -   $   360,096
   Royal Mines, Inc.
  Option rights acquired in
   exchange for a payable               $       -   $        -   $    79,000
  Common stock issued for assignment
   of mining property options           $       -   $        -   $     4,000











          See accountants' report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY

                           Common Stock     Additional               Total
                        Number of           Paid-in     Accumulated  Stockhold-
                        Shares    Amount    Capital     Deficit      ers'Equity
Balance, 02/17/94              -  $     -   $        -  $       -    $      -

Issuance in May 1994 of shares
  at $.002 per share to officers
  and directors in exchange for
  assignment of mining property
  option                2,250,000   22,500      (18,500)         -       4,000

Issuance in July 1994 of
  shares for cash at $.402
  in private placement,
  net of costs          1,050,000   10,500      411,116          -     421,616

Issuance in August 1994 of
  shares to a director in
  exchange for services valued
  at $.417 per share      150,000    1,500       61,000          -      62,500

Net loss for the year ended
  November 30, 1994            -        -            -     (211,796)  (211,796)
                        --------- --------  -----------  ----------  ---------
Balance, 11/30/94       3,450,000   34,500      453,616    (211,796)   276,320

Issuance of share in debt offering
  at $.03 per share       416,250    4,163        9,712          -      13,875

Issuance of shares for mineral
  properties valued at
  $1.00 per share         262,500    2,625      259,875          -     262,500

Issuance of shares for cash
  at $1.00 per share       15,000      150       14,850          -      15,000

Stock issuance costs           -        -       (58,202)         -     (58,202)

Issuance of shares to
  acquire Consolidated
  Royal Mines, Inc. at
  $.15 per share        2,434,563   24,346      335,750          -     360,096
                        --------- --------  -----------  ----------  ---------
Balance forward         6,578,313 $ 65,784  $ 1,015,601 $ (211,796)  $ 869,589
                      --------- --------  -----------  ----------     ---------

          See accountant's report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY

                           Common Stock   Additional                Total
                      Number of           Paid-in      Accumulated  Stockhold-
                      Shares    Amount    Capital      Deficit      ers'Equity
Balance forward       6,578,313 $ 65,784  $ 1,015,601  $ (211,796)  $  869,589
                      --------- --------  -----------  ----------   ----------
Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00
  to $2.50 per share    12,750      127       29,473          -         29,600

Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13 to
  $3.25 per share      800,000    8,000   2,530,126           -      2,538,126

Issuance of shares for
  cash at prices ranging
  from $1.50 to $2.00
  per share            166,000    1,660     247,340           -        249,000

Issuance of shares in
  exchange for debt at
  $1.50 per share      200,000    2,000     298,000           -        300,000

Net loss for the ten
  months ended
  September 30, 1995        -                           (750,939)     (750,939)
                     --------- --------  -----------  ----------    ----------
Balance, 09/30/95    7,757,063   77,571    4,120,540    (962,735)    3,235,376

Issuance of shares
  for cash at $1.50
  per share          1,176,832   11,769    1,754,010          -      1,765,779

Issuance of shares to
  directors and employees
  for services at $1.50
  per share            222,700    2,227      331,823          -        334,050

Issuance of shares in
  exchange for debt at
  $1.50 per share      406,050    4,060      605,015          -        609,075

Issuance of shares for
  cash at $2.20 per
  share                150,000    1,500      328,500          -        330,000

Issuance of warrants
  for cash at $.05
  per warrant               -        -        41,068          -         41,068
                     --------- --------  -----------  ----------    ----------
Balance forward      9,712,645 $ 97,127  $ 7,180,956  $ (962,735)   $6,315,348
                     --------- --------  -----------  ----------    ----------

           See accountants' report and accompanying notes.
                                 8

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY

                      Common Stock      Additional                 Total
                  Number of             Paid-in      Accumulated   Stockhold-
                  Shares    Amount      Capital      Deficit       ers'Equity
Balance forward   9,712,645  $  97,127  $ 7,180,956  $  (962,735)  $ 6,315,348

Issuance of shares
  for cash at $1.62
  per share          65,000        650      104,650           -        105,300

Issuance of shares
  for cash to directors
  and employees at prices
  ranging from $1.62 to
  $2.08 per share   107,500      1,075      181,175           -        182,250

Issuance of shares
  for cash at $0.75
  per share         200,000      2,000      147,985           -        149,985

Issuance of shares
  for cash at $1.70
  per share         250,000      2,500      422,500           -        425,000

Cancellation of 35,000
  shares received in
  exchange for return of
  mining property   (35,000)      (350)    (109,025)           -      (109,375)

Payment to Centurion Mines
  for option to repurchase
  stock                  -          -            -        (50,000)    (50,000)

Issuance of shares for
  joint venture in mining
  property at $1.50
  per share         100,000      1,000      149,000            -       150,000

Repurchase of 25,000
  shares issued for
  joint venture at
  $1.40 per share   (25,000)     (250)      (34,750)           -       (35,000)

Issuance of shares for
  mining property at $1.50
  per share          20,000       200        29,800            -        30,000

Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share    39,375       394        58,669            -        59,063

Issuance of share
  for services at
  $1.50 per share   215,334     2,153       320,848            -       323,001
                 ---------- ---------   -----------   -----------  -----------
Balance forward  10,649,854 $ 106,499   $ 8,451,808   $(1,012,735) $ 7,545,572
                 ---------- ---------   -----------   -----------  -----------

           See accountants' report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY

                   Common Stock        Additional                  Total
                Number of              Paid-in      Accumulated    Stockhold-
                Shares      Amount     Capital      Deficit        ers'Equity
Balance forward 10,649,854  $ 106,499  $ 8,451,808  $ (1,012,735)  $ 7,545,572

Stock issuance
  costs                 -          -       (15,000)           -        (15,000)

Net loss for the
  year ended
  09/30/96              -          -            -     (2,045,082)   (2,045,082)
                ----------  ---------  -----------  ------------   -----------
Balance,
 09/30/96       10,649,854    106,499    8,436,808    (3,057,817)    5,485,490

Issuance of shares
  for cash at $0.75
  per share      2,491,000     24,910    1,843,340            -      1,868,250

Stock issuance
  costs                 -          -       (30,000)           -        (30,000)

Issuance of shares
  to directors and
  employees for
  services at:
  $1.00 per share  110,500      1,105      109,395            -        110,500
  $0.75 per share   25,000        250       18,500            -         18,750

Issuance of shares
  for services at
  $1.25 per share   98,250        982      121,829            -        122,811

Issuance of shares
  for mining property
  at $1.00 per
  share             60,000        600      59,400             -         60,000

Cancellation of
  25,000 shares
  received in exchange
  for return of
  mining property (25,000)       (250)    (81,000)            -        (81,250)

Issuance of shares
  for services at:
  $1.00 per share  25,500         255      25,245             -         25,500
  $0.75 per share  47,128         471      34,875             -         35,346

Payment for extension
  of warrants for
  one year             -           -        2,500             -          2,500

Net loss for
  the year ended
  09/30/97             -           -           -      (1,770,710)   (1,770,710)
               ----------   --------- -----------   ------------   -----------
Balance,
  09/30/97     13,482,232   $ 134,822 $10,543,892   $ (4,828,527)  $ 5,850,187
               ----------   --------- -----------   ------------   -----------

           See accountants' report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY

               Common Stock      Additional  Sub-                    Total
            Number               Paid-in     scription  Accumulated  Stockhold-
            of Shares   Amount   Capital     Receivable Deficit      ers'Equity
Balance
 forward     13,482,232 $134,822 $10,543,892 $      -  $(4,828,527)  $5,850,187

Issuance of shares
  for cash at $0.75
  per share      10,000       100      7,400        -           -         7,500

Issuance of shares
  to directors and
  employees for
  services: at
  prices varying
  from $0.34 per
  share to $0.91
  per share     179,000     1,796    108,614        -           -       101,410

Issuance of shares
  for cash at $0.15
  per share   1,913,333   19,133     267,866        -           -       286,999

Issuance of shares
  in exchange
  for cash and
  note at $0.25
  per share   3,000,000   30,000     720,000  (700,000)          -       50,000

Net income for nine
  months ended June
  30, 1998           -        -           -                 745,415     745,415
              --------- -------- ----------- ---------  -----------  ----------
Balance,
 06/30/98    18,585,065 $185,851 $11,647,772 $(700,000) $(4,083,112) $7,050,511
             ---------- -------- ----------- ---------  -----------  ----------

           See accountants' report and accompanying notes.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

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

Celebration Mining Company (Celebration), currently a wholly-owned subsidiary of Royal, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994 as a Washington corporation. Celebration has not yet realized any revenues from its planned operations.

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

The $3,177,148 cost of mineral properties included in the accompanying balance sheet as of June 30, 1998 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Mineral Properties
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties (continued)
Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Spokane, Washington. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. One of the Company's cash accounts is a business checking account with a balance of $39,350 at June 30, 1998. The remaining cash account is a "liquid asset account" in the amount of $6,501, which is invested in a portfolio of U.S. Treasury notes/bonds.

Provision For Taxes
At June 30, 1997, the Company had net operating loss carryforwards of approximately $4,080,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 1998.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Accounting Standards
In October 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Stock-Based Compensation" (FAS 123). The statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for good or services.

Principles of Consolidation
The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

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

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May, 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through June 30, 1998, no further funds toward the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property. See Note 18 on related litigation.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                   NOTE TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 3 - MINERAL PROPERTIES (Continued)

Shoshone County Idaho Mineral Lease (Crescent Mine)
In February 1995, Celebration entered into an agreement to acquire a fifty-year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated Idaho unpatented claims. In connection with this lease, Celebration has paid $50,000 and issued 175,000 shares of common stock, In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration was originally obligated to pay $950,000 by September 1, 1995 as "an advance royalty." The original due date was extended and the Company paid the aforementioned $950,000 and has the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property. See Note 18 on litigation regarding this lease.

Australian Mineral Property Joint Venture
In March 1995, Celebration entered into a joint venture agreement with an Australian company for exploration of a certain mineral property in Australia. Under the original terms of the joint venture agreement, Celebration could acquire a 10% interest by paying $100,000 in April 1995. No additional funds were paid or required to be paid subsequent to the initial payment.

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998


NOTE 3 - MINERAL PROPERTIES (Continued)

Washington and Idaho Mineral Properties (Continued)
In May 1996, the Company sold back the Frisco Standard Silver Mine to its original seller in exchange for the same price (35,000 shares of Royal stock) received by the seller when the mine was purchased. The shares received were canceled and no gain or loss was recorded on the transaction.

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

During the third quarter of fiscal 1998, the Company elected to drop its options on the Chilean properties. See Note 14 for related information.

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

During the second quarter of fiscal 1998, the decision was made to drop the option (which was not exercised) and the properties were then returned to their owner. See Note 14 for related information.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 3 - MINERAL PROPERTIES (Continued)

Mexico Properties
On January 20, 1997, the Company executed an agreement to acquire four mining properties in Nayarit, Mexico. The agreement calls for a purchase price of $5,000,000 to be paid at the rate of 10% of pre-tax net profits from production. Under the agreement, the Company is obligated to pay the properties' owner $50,000 per year or alternatively, to spend $250,000 on exploration and development annually until the properties are brought into production or forfeited.

At March 31, 1998, a total of $74,194 had been expended to maintain, acquire, explore or develop the aforementioned Mexican properties.

The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The total mineral properties at June 30, 1998 are classified as follows:

Mineral properties under joint ventures      $   391,910
Other mineral properties               3,501,268

Total Mineral Properties             $ 3,893,178


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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 5 - INVESTMENTS

Metalline Mining Company
During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining stock. This investment represents approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock was valued at cost, which is substantially less than the market value of $1.68 per share at December 31, 1997.

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

The Company currently owns 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which is approximately 17% of the total outstanding shares at June 30, 1998. The Company expects to account for this recent investment under the equity method.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998


NOTE 5   INVESTMENTS (Continued)

SynFuels Technology, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The
Company's cost of $312,500 is the recorded value of this investment at June 30, 1998.

NOTE 6 - INTANGIBLE ASSETS

Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lived of the assets as follows:

  Description                       Useful Life
   Deferred debt issuance costs     1 year
   Organization costs               5 years

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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998


NOTE 7   COMMON STOCK (Continued)

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

In the same twelve-month period, the Company also issued 406,050 share of its common stock in payment of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the Company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $1.50 each, which was the fair market value of the share when issued.

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

During the nine months ended June 30, 1998, the Company issued 179,500
shares of common stock for services received.   The shares were valued
at their fair market value at the date of issuance which ranged from $0.34 to $0.91 per share. Also during the same six months, the Company sold 4,923,333 shares of its common stock for $344,500 in cash and $700,000 in stock subscriptions receivable.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of June 30, 1998, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000.
The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of June 30, 1998, none of these options have been exercised.

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

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At June 30, 1998, none of the warrants had been exercised.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At June 30, 1998, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997.

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at June 30, 1998 and September 30, 1997:

                      June 30,       September 30,
                      1998           1997
Applicable to:
  Common stock        $ 11,601,204   $ 10,497,324
  Stock warrants            46,568         46,568
                      ------------   ------------
                      $ 11,647,772   $ 10,543,892
                      ------------   ------------

NOTE 11 - NOTES PAYABLE

In February 1995, Celebration raised $555,000 through the issuance of promissory notes. During the second quarter ended March 31, 1996, $470,000 of the total amount plus accrued interest of $29,265 was converted into 332,800 shares of the Company's common stock, leaving an amount owing of $85,000. This amount was paid off in the quarter ending March 31, 1997. The note holders also received 277,500 shares of Celebration's common stock. A 10% commission was charged by a selling dealer on the sale of almost all of the notes.

In April 1995, Celebration raised $120,000 in 10% convertible
debentures.   In late 1995, $105,000 of the total amount plus accrued
interest of $4,810 was converted into 73,250 shares of the Company's common stock, leaving an amount owing of $15,000. During the fourth quarter ended September 30, 1996, this remaining $15,000 plus accrued interest was paid.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 12 - RELATED PARTY TRANSACTIONS

After receiving advances from a related party for payment of operating expenses, the Company approved the issuance of 200,000 shares of common stock in payment of $300,000 of the then outstanding balance (See Note
7). The balance outstanding was $0 at September 30, 1997 and June 30, 1998. See Note 14 regarding Centurion.

NOTE 13 - FUTURE LEASE OBLIGATIONS

The Company is obligated under its lease arrangements to make lease payments subsequent to September 30, 1997 as follows:

     Year Ended
     September 30,           Amount

     1998                    $   10,402
     1999                           262
     2000 and thereafter             -
                             ----------
       Total                 $   10,664
                             ----------

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES

Option with Placer Mining
In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho whereby the Company could acquire a joint venture interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. After issuing 100,000 shares valued at $1.50 per share and spending a nonrefundable $50,000 on this option, the Company elected to renegotiate this option agreement and entered into a second option agreement with Placer on September 18, 1996 for the nonassignable option of acquiring a 100% interest in The Bunker Hill Mine. In the second agreement, the Company paid $100,000 in September 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In order to exercise this option, the Company must issue 500,000 shares of its common stock to Placer by May 10, 1997 and pay Placer either $7,000,000 by that date or $4,000,000 by that date and $3,500,000 by May 10, 1998. Under the terms of this agreement, the Company will pay Placer a 2 % net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging from $100,000 (in 1999) to $250,000 (in years 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES (Continued)

Option With Placer Mining (Continued)
Subsequent to March 31, 1997, due to regional environmental concerns and the prospect of related litigation, the Company concluded that it would not exercise its option on the Bunker Hill Mine. Accordingly, the $238,887 in option costs and related expenses toward the purchase of this property were written off during the quarter ended March 31, 1997.

Option with Oregon and Chilean Exploration Mining Company, LTDA
In June 1997, the Company executed an agreement with Oregon and Chilean Exploration Mining Company, LTDA (hereinafter "OCEM") whereby the Company acquired an option from OCEM to purchase a 100% interest in 95 exploration claims totaling 28,300 hectares surrounding the known Mocha District claims of the Escala family. The option agreement calls for stipulated, sequential cash option payments over an eight-year time frame. At June 30, 1998, the Company had expended $50,000 of the total $3,356,000 option purchase cost and $30,000 in work commitments.

In July 1998, the Company elected to drop its option and recorded a loss of $80,000 on this option transaction in the quarter ending June 30, 1998.

Option With Escala Family
In July 1997, the Company executed an agreement with the Escala family of Santiago, Chile whereby the Company acquired an option from the Escalas to purchase a 100% interest (less a 2% net smelter return royalty) in a mining property in the Mocha District in northern Chile. The option agreement calls for stipulated, sequential cash option payments over a five-year time frame. At June 30, 1998, the Company had expended $276,000 of the total $5,000,000 option purchase price and $47,530 in work commitments.

In July 1998, the Company elected to drop its option and recorded a loss of $323,530 on this option transaction in the quarter ending June 30, 1998.

Option in LaRioja Province, Argentina
In January of 1997, the Company acquired an option to purchase twelve separate mine claims in La Rioja Province, Argentina. Under the terms of the option agreement, the Company can purchase the properties on or before March 1, 2000 by the payment of $4,500,000 in cash or $5,500,000 of the Company's shares of common stock in addition to annual expenditures for work commitments on the optioned property. The original owners are to retain a 1.95% net smelter return royalty on future production.
                                  25

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998

NOTE 14 - OPTIONS INVOLVING MINING PROPERTIES (Continued)

Option in LaRioja Province, Argentina (Continued)

At December 31, 1997, the Company had expended $114,341 in work commitments on the optioned property. During the quarter ended March 31, 1998, the Company dropped the option, returned the optioned property to its owners, and recorded a loss of $114,341 on this option transaction.

Option for Joint Venture

On June 19, 1998, the Company executed an option agreement with Eastfield Resources (USA) Inc. and Prism Resources Inc. Under the terms of the three month agreement expiring September 30, 1998, Eastfield and Prism granted an option to the Company to enter into a joint venture arrangement with these two firms for the exploration and development of certain mining properties within the Three Hills project in the Tonopah mining district of Nevada. The option agreement calls for payment of $10,000 by the Company upon executing the option agreement and drilling at selected sites by the Company within the option period. At the end of the option period, the Company can exercise its option to acquire a 50% interest in the joint venture by paying an additional $10,000 to the two aforementioned firms and spending $1,500,000 in work commitments over the subsequent three-year period.

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

At June 30, 1998, no shares were acquired from Centurion under this option agreement. See Note 17.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998


NOTE 16 - LETTER OF INTENT WITH TECK EXPLORATION LTD.

On October 27, 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration, Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplates an initial drilling program funded by Teck.

The agreement also contemplates that Teck will receive the option to purchase 1,200,000 "units" from Royal at a price of $0.75 per unit. Each unit will consist of : (a) one share of Royal's common stock; (b) one A warrant exercisable at a price of $1.50 within twelve months; and
(c) one B warrant exercisable within two years at market price less allowable discounts. The agreement further provides that 85% of the proceeds from the units will be used to explore the aforementioned Mocha property and that Teck may earn a 60% interest in the property.

In July 1998, the Company and Teck mutually agreed to terminate their option agreement. See Note 14 for related disclosures on Chilean options.

NOTE 17 - PROSPECTIVE COMBINATION (MERGER) WITH CENTURION MINES
CORPORATION

On November 24, 1997, Royal and Centurion Mines Corporation, headquartered in Salt Lake City, announced plans to combine the two companies. Centurion (subsequently renamed Grand Central Silver Mines, Inc.) is a significant owner of gold, silver, and copper mining properties in Utah.

As a first stage in the combination of the companies, Centurion purchased certain Coeur d'Alene silver properties plus other patented mining properties owned by Royal in exchange for Centurion shares then valued at $1,500,000. See Note 5.

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future; however, the two companies continue to share two common directors and a common officer.

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                            June 30, 1998



NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

In July 1998, the Company filed an action in federal court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S.
Environmental Protection Agency, Shoshone County, and Fawcett
International. Management believes that there is a good likelihood of prevailing in this matter.

NOTE 19 - WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING CO.

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