Form 10-K
period 1998-09-30
ROYAL SILVER MINES INC
filed 1998-12-29
CIK 933157

=================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM  10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _______

                    Commission file number 0-25170

                      ROYAL SILVER MINES, INC.
        (Exact name of Registrant as specified in its charter)

Utah                        87-0306609
(State of Incorporation)    (I.R.S. Employer I.D.#)

Address of principal offices: 1010 Ironwood Drive, Suite 105
                              Coeur, d'Alene, Idaho   83814

Registrant's Telephone No.:   (208) 769-7340

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ x ]

As of December 15, 1998 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($0.06) on such date was $841,025.

As of December 15, 1998, the Registrant had outstanding 19,932,565 shares of common stock ($0.01 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears beginning on page 84.

=====================================================================

                          TABLE OF CONTENTS

ITEM NUMBER                   PAGE
AND CAPTION                 NUMBER

                               PART   I

ITEM 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . 30

ITEM 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . 30

                              PART   II

ITEM 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters  . . . . . . . . . . . . . . 31

ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . 31

ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation  . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 8.   Financial Statements and Supplementary Data  . . . . . . 35

ITEM 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . 74

                              PART   III

ITEM 10.  Directors and Executive Officers of the
          Company  . . . . . . . . . . . . . . . . . . . . . . . . 74

ITEM 11.  Executive Compensation   . . . . . . . . . . . . . . . . 77

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . 80

ITEM 13.  Certain Relationships and Related Transaction  . . . . . 82

                              PART   IV

ITEM 14.  Exhibits, Financial Statement Schedules,
          and Reports of Form 8-K  . . . . . . . . . . . . . . . . 83

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

    Prior to the Reorganization, Celebration was a non-public, closely held Washington corporation. It was formed in February 1994 to identify and acquire mineral properties for subsequent exploration and development, if warranted, through equity financing and joint venture arrangements. The Reorganization was accounted for as a purchase by Celebration of the Company. Celebration was treated as the acquiring company for financial reporting purposes because its shareholders constituted greater than 50% of the combined shareholder group at the time of reorganization. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor entity. Consequently, Celebration's assets and liabilities were not adjusted in the accompanying financial statements. On the other hand, for purposes of reporting statutory and corporate authority, the Company is deemed to be the acquiring corporation, and Celebration is now a wholly-owned subsidiary of the Company. Prior to the Reorganization, the Company had been a majority-owned subsidiary of Centurion Mines Corporation ("Centurion"). Currently, Centurion owns approximate 1% of the outstanding shares of Common Stock of the Company.

    The Company operates its business as an exploration stage company, meaning that it intends to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own.

    The Company currently has no revenues. At September 30, 1998, the Company's accumulated deficit was $7,466,096. Regarding its losses from operations, the Company cannot assure that it will be able to carry out its plans as budgeted without additional operating capital. At September 30, 1998, the Company had a cash balance of $3,147 and working capital of $303,600 as compared to a cash balance of $594,577 and working capital of $671,355 at September 30, 1997.

    The Company will need additional capital resources to continue operations and has reduced monthly expenditures to approximately $4,000 per month. The industry took a tremendous and very significant downturn in 1997 and 1998 primarily a result of the fall-out from the Bre-X scandal which resulted in substantial losses for investors and has placed a deep chill upon the ability of exploration companies to raise capital. Secondly, the impact of a steadily declining gold price through 1997 placed added downward pressure on prices of mining shares in general. Further, as the Asian crises unfolded in 1998, prices for copper, lead, zinc and silver plunged to multi-year lows. As a whole, the entire industry has suffered an unprecedented decline.

    Given this unprecedented decline in both metal prices and the entire exploration sector, the directors of the Company have been forced to adopt a major austerity program. The Company closed its office in Spokane and laid off all of its remaining employees as of August 1998. The two principal officers of the Company have continued to work without cash compensation, and the office has been relocated to Coeur d'Alene, Idaho, where the Company is sub-letting space from one of its officers for $200 a month.

    The Company intends to continue to operate at a very low expenditure level until such time as recovery in the exploration sector becomes evident. The Company will continue to eschew any long term debt in order to protect the long term viability of the Company's assets.

    During the twelve months ended September 30, 1998, the Company placed 4,923,333 shares of its common stock for $344,500 in cash and $700,000 in notes receivable. However, in the current depressed market, it is believed that future placements will be much more difficult, if not impossible to complete.

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

STRATEGY AND BUSINESS PLAN

    The Company believes that control of land and mineral rights is the key ingredient for financial success in the exploration and development phases of the mining business. Previously, the Company had concentrated its main exploration efforts in Idaho's Coeur d'Alene Mining District and to a much lesser extent in the Lakeview Mining District, and Utah's Ashbrook Mining District where the Company owns a 25% interest in the Vipont Mine property. During fiscal 1998, the Company shifted its strategy and toward the acquisition of properties and exploration in Chile, Mexico, and Argentina. The Company does not currently have sufficient capital to carry out its strategy and continue this business plan.

    The Company's plan of operation for fiscal 1999 is to conserve its resources and protect its assets consistent with the lowest possible level of expenditure.

    The Board of Directors will continue to evaluate opportunities for the Company, and will seek to pursue opportunities to enhance shareholder value, however, any such opportunities must be viewed in the context of the Company's very limited liquidity, as well as the stated goal of protecting the Company's balance sheet.


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

    In November 1997, the Company sold 10,000 "restricted" shares to a non-affiliate for $0.75 per share for a total of $7,500, pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

    In April 1998, the Company sold 913,333 "restricted" shares to a director, a major shareholder and a non-affiliated investor at $0.15 per share for a total of $136,999, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    In June 1998, the Company sold 3,000,000 "restricted" shares to Pines International for $0.25 per share, payable as $50,000 cash down and a note for $700,000. Subsequent to the fiscal year end, the Company and Pines International negotiated a settlement agreement whereby Pines International returned 2,000,000 shares to the Company and the note was canceled, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

RISK FACTORS.

    The following risk factors with respect to the Company and its operations may affect its strategy and business plan:

    1. Going Concern. The Company's auditors have raised the issue that the Company may not be able to continue as a going concern as a result of net losses; a significant accumulated deficit; and, a significant change in the Company's liquidity.

    2. Recent Status as a Public Reporting Company. The Company became a fully reporting public company on January 23, 1995. The Company has no current operating history and is subject to all risks inherent in a developing business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the natural resource industry and the competitive and regulatory environment in which the Company will operate.

    3.  Exploration Stage Company.   Mineral exploration, particularly
for gold and silver, is highly speculative in nature, frequently is nonproductive, and involves many risks, often greater than those involved in the actual mining of mineralization. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. There can be no assurance that the Company's mineral exploration activities will be successful or profitable. Once mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change. A related factor is that exploration stage companies use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to acquire an interest in property or to commence exploration or development work. These estimates generally rely on scientific estimates and economic assumptions, and in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization. The economic viability of a property cannot be determined until extensive exploration and development has been conducted and a comprehensive feasibility study performed. The Company currently does not have any such feasibility studies, and has not yet prepared feasibility studies on any of its properties. Moreover, the market prices of any minerals produced are subject to fluctuation, which may negatively affect the economic viability of properties on which expenditures have been made. The Company is not able to determine at present whether or not, or the extent to which, such risks may adversely affect the Company's strategy and business plans.

    4. Lack of Revenue. The Company needs additional capital but currently has no revenues. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the mineralization from the ore and, in the case of new properties, to construct mining and processing facilities. The Company lacks a constant and continual flow of revenue. The Company currently holds certain royalty interests in several mining properties previously sold, but there is no assurance that the Company will receive royalty payments, or that the Company will otherwise receive adequate funding to be able to finance its exploration activities. The Company is looking for revenue sources on an on-going basis, but there can be no assurance that such sources can be found or that, if available, the terms of such financing will be commercially acceptable to the Company. Because of the Company's need for additional capital to fund its present operations, to complete the acquisition of certain mineral rights, and to provide for further exploration and development, the lack of consistent revenue could be a detrimental factor in the progress of the Company.

    5. Realization of Investments in Mineral Properties and Additional Capital Needs. The ultimate realization of the Company's investments in mineral properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The Company expects to finance its operations for Fiscal 1999 through the sale of equity securities, joint venture arrangements (including project financing), and the sale of interests in mineral properties. The Company does not have sufficient capital of its own to explore and develop its mineral properties and there can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

    6. Retention and Attraction of Key Personnel. The Company's success will depend, in large part, on its ability to retain and attract highly qualified personnel. The Company's success in attracting qualified personnel will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions.

    7. Regulatory Concerns. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and, (e) maintaining the fees for unpatented mining claims. See "Business - Government Regulation and Environmental Concerns."

    8. Working Capital; Accumulated Deficit; Auditor's Report. Although it commenced operations more than two years ago, the Company remains in the development stage. At September 30, 1998, the Company had working capital of $303,600 and an accumulated deficit of $7,466,096, with deficits and losses expected to continue for the foreseeable future. The Company's operations are subject to numerous risks associated with the mining industry.

    9. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who exercise control over the day to day affairs of the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

    10. Indemnification of Officers and Directors for Securities Liabilities. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Utah Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

    11. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

    12. Potential Future Sales Pursuant to Rule 144. At December 15, 1998, there were issued and outstanding approximately 19,932,565 shares of Common Stock of which 8,035,337 shares were "Restricted Securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of these restricted shares may, in the future dilute an investors percentage of free-trading shares and may have a depressive effect on the price of the Company's securities and such sales, if substantial, might also adversely effect the Company's ability to raise additional equity capital.

    13. No Dividends. The holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, the Company has not paid any cash dividends. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. As the Company will be required to obtain additional financing, it is likely that there will be restrictions on the Company's ability to declare any dividends.

    14.  Impact of Year 2000 Issue.    The Company has reviewed its
internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to enuring such systems to be a year 2000 compliant will not be material to the financial condition or results of operations of the Company.

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

OFFSHORE REGULATION.

    The Company is aware of comparable environmental regulation in offshore countries where it was operating. The Company was committed to full compliance with these regulations and engaged legal counsel in Mexico, Chile and Argentina who assisted the Company to assure compliance.

OFFICES

    The Company's executive office is located at 1010 Ironwood Drive, Suite 105, Coeur d'Alene, Idaho 83814. The Company sub-leases its office from one of its officers for $200.00 per month.

EMPLOYEES

    The Company has no employees. The Company, therefore, arranges for its work through contracts with various consultants. The Company may contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors.

CENTURION'S ACQUISITION AND CONTROL OF THE COMPANY

    In October 1991, Centurion entered into negotiations with the officers and directors of the Company for the acquisition and control of the Company. In November 1991, Centurion's Board of Directors approved this acquisition. Subsequently, Centurion entered into subscription and investment agreements with several of the Company's principal shareholders, whereby Centurion exchanged 174,743 "restricted" shares of Centurion stock and $1,600 cash for shares of Company common stock constituting 37.2% ownership of the Company's outstanding shares. On January 10, 1992, the Company's Board of Directors authorized the exchange of 100,000 post-split shares of the Company's common stock for approximately 4,196 acres of unpatented mining claims and state and private mineral leases from Centurion. On January 31, 1992, at the Company's Annual Shareholders Meeting, the shareholders authorized the purchase of approximately 17,000 acres of mining properties from Centurion for 1,250,000 post-split shares of Company common stock. This acquisition of shares gave Centurion an 82.3% controlling interest in the Company. Because of the changes in the control of shareholdings brought about by the Reorganization with Celebration, Centurion currently holds approximately 4% of the Company's outstanding common stock.

THE COMPANY'S OWNERSHIP INTEREST IN GRAND CENTRAL SILVER MINES

    On November 25, 1997, Centurion issued 5,000,000 (500,000 post-split) shares of Common Stock to the Company in exchange for certain patented and unpatented mining claims located in the state of Idaho.
In March 1998,the Company sold its 35% interest in the Sierra Mojada project to Grand Central Silver Mines (formerly Centurion) in exchange for 735,000 shares of stock and a $350,000 promissory note (see Mexican properties). As a result of the foregoing transactions, the Company owns 11.89% of the outstanding Common Stock of Grand Central Silver Mines, Inc.

SUBSIDIARIES

    The Company currently has four subsidiaries: Celebration Mining Company, of which the Company currently is the sole shareholder, was incorporated in the State of Washington in February 1994; Minera Plata Real, Mexico, which was incorporated in March 1997 and of which the Company is the principal shareholder; Minera Plata Real, Argentina, which was incorporated in March 1997 and of which the Company is the principal shareholder; and, Minera Plata Real, Chile, which was incorporated in June 1997 and of which the Company is the principal shareholder.

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

UNPATENTED MINING CLAIMS/STATE LEASES.

    In fiscal 1997, the Company allowed to lapse certain Utah state mineral leases and did not pay the annual maintenance fee on certain unpatented claims located in the Oquirrh Mountains in Utah due to an evaluation by the Company that the mineral potential of such property was low and did not warrant continuing to hold the ground. The Company continues to held unpatented claims in Idaho.

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

HYDRO METALLURGY      The treatment of ore by wet processes (e.g.,
                      leaching) resulting in the solution of a metal and its subsequent recovery.

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

ROTARY DRILL        A machine that drills holes by rotating a rigid,
                    tubular string of drill rods to which is attached a bit. Commonly used for drilling large-diameter blast holes in open pit mines.

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

SOLVENT EXTRACTION-
  ELECTRO WINNING
   (SX/EW) A metallurgical technique, so far applied only to copper ores, in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis.

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

VOLCANO GENIC       A term used to describe the volcanic origin of
                    mineralization.

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

    The Company was successful at consolidating the District.
Agreements were signed on June 23, 1997 and July 31, 1997 between
Company and the Escala and Oregon LTDA properties.

    The Company during the 1998 fiscal year expended substantial effort and financial resources pursing its option on the Mocha Porphyry Copper project in Northern Chile. In November 1997, the Company commenced negotiations with the Teck Corporation of Canada, a mining company, and in February 1998, a joint venture agreement ("Joint Venture") was signed.

    Under the terms of the Joint Venture, Teck would have an initial due diligence period (to July 1998) during which they would complete an initial geophysical survey and a minimum of 3,000 feet of reverse circulation drilling. Once this due diligence period was complete, Teck could proceed to cover 100% of all expenses through to production to earn a 60% interest in the project.

    In March 1998, Teck's staff completed a geophysical survey and proceeded, based upon some positive indications, to commence an initial drilling program. Six holes were completed by April 1, 1998 and all six holes encountered copper mineralization throughout the holes. However, the ore grades averaged 0.4% Cu, which was less then hoped for. Meanwhile, as the date approached for Teck to make their decision, the world copper price plunged further to a new ten year low. In mid-July, Teck notified the Company that it would not exercise its option to proceed.

    Upon receiving Teck's decision, the Board of Directors decided to return the properties to the underlying owners and depart from Chile.

MEXICAN PROPERTIES

Nayarit Property.

    In November and December 1997, the Company constructed an eight hole drilling program at its leased Nayarit property located near Ruiz, Nayarit, Mexico. The drilling program was designed to delineate further reserves down-dip on the Frazadas zinc/silver vein, a prolific mineral structure which had been successfully mined by previous operators.

    Three of the eight holes intersected mineralized zones of sufficient width and grade to be economically mined. Two of the eight holes failed to reach the projection of the Frazadas vein, and three holes intersected either low grade zones or voids which possibly represent areas previously mined by earlier operators.

    Due to lower zinc prices and the inability to raise further capital to continue the drilling program, the Company opted to return the property to the underlying owners.

Sierra Mojada Project

    In March 1998, the Company acquired a 35% participating interest in a large copper-silver-lead-zinc project in Coahuila, Mexico from Dakota Mining. The interest was purchased for $100,000 in cash, 200,000 shares of Common Stock and 200,000 shares of Metalline Mining Common Stock owned by the Company.

    In light of the ongoing financing requirements as a minority participant, in March 1998, the Company elected to sell its interest to Grand Central Silver Mines for 735,000 Grand Central common shares and a promissory note for $350,000 due February 15, 1999. The transaction was reported in the Form 10-Q filing for the period ending June 30, 1998.

ARGENTINA PROPERTIES

    The Company held various options on a dozen different mineral concessions in the La Rioja Province, Argentine. Due to the difficult financing climate for exploration projects which prevailed throughout the 1998 fiscal year, the Directors elected to return the properties to the owners and withdraw from Argentina.

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

    During the 1996 fiscal year, the Company's field activities at the Crescent Mine were limited to are unsuccessful attempt to re-open the #3 level portal. The portal was filled with unconsolidated glacial till and it was determined that a much more expensive program will be required given the bad ground. Due to the low silver price, no attempt to dewater the lower mine was contemplated during the 1997 fiscal year. Any further developments on the Crescent Mine for fiscal 1999 will depend upon the price of silver, as well as the Company's available capital.

    In June 1998, the Company sought to clarify a long standing possible cloud on its Crescent Mine lease resulting from the lessor's acquisition of the property at a Bankruptcy Court proceeding in 1991. Through its counsel in June 1998, the Company filed a lawsuit in

Federal Court in Boise, Idaho against the lessor Fawsett
International, Shoshone County and the U. S. Environmental Protection Agency as defendants. The Company is seeking a declaratory judgment from the Court as to the validity of its lease.

    Counsel has told the Company that its case is strong and management believes the Company will prevail in this matter.

Conjecture and Liberal King Mines

    In July 1998, the Company sold its interest in the Conjecture and Liberal King Mines to a third party in exchange for 60,000 shares of Synfuels Technology stock valued at $480,000.

Vipont Mine

    The Vipont Mine, which is owned by Celebration Mining Company, is located in the Ashbrook Mining District, a remote area in the extreme northwestern corner of Box Elder County, Utah, approximately ten miles east of the Nevada state line and one mile south of the Idaho state line near the headwaters of the Little Birch Creek. It is accessible by asphalt, gravel, and dirt roads. The mine property consists of 53 patented (deeded) mining claims covering nearly 1,000 acres with a 25% undivided interest owned by Celebration Mining Company (a wholly-owned subsidiary of the Company.)

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

    During the 1996 fiscal year, the Company elected not to proceed further with the Vipont joint venture, but as a result of the Company's successful effort at removing all liens on the property at a Box Elder County Sheriff's sale, the Company's wholly-owned subsidiary now owns a 25% undivided interest in the property. The company has no plans to proceed further with the Vipont until such time as silver prices improve significantly.

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

Coeur d'Alene Syndicate Property.

    In November 1997, the Company sold these 24 patented claims to Centurion Mines Corporation for 5,000,000 shares of Centurion Common Stock. Subsequently, in January 1998, Centurion underwent a 1-for-10 reverse split and changed its name to Grand Central Silver Mines, Inc.

Shoshone County Claims

    The Company continues to hold nine unpatented mining claims in Shoshone County, Idaho which lie immediately adjacent to the holdings of Sterling Mining Company just south of the Galena Mine, which is owned and operated by Silver Valley Resources.

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

ITEM 3. LEGAL PROCEEDINGS

    The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation with the exception of the following:

    (1) The Company is a defendant in a lawsuit filed by some of its shareholders for alleged violations of securities laws. The suit was filed in the U.S. District Court in Denver on January 22, 1998 with Rounds et al as plaintiffs vs. Royal Silver Mines, Inc. et al as defendants. Plaintiffs seek damages and attorneys' fees in their lawsuit, which alleges that defendants made false/misleading statements and omitted material disclosures in connection with public trading of Royal's common stock during the period May 1996 through August 1997. The Company believes that this lawsuit is completely without merit.
The Company is not aware of any similar actions(s) contemplated or instituted by governmental authorities. The trial court sustained the Company's motion for summary judgment dismissing claims against it for omissions of material disclosures.

    (2)  The Company is also a defendant in a lawsuit filed by Thomas
F. Miller (et al.), in the First Judicial Court in and for Box Elder County, State of Utah. The suit, which alleges that the Company failed to transfer common stock in exchange for a mining interest, asks for actual and punitive damages. The Company believes that this lawsuit is without merit and has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail.

    (3) In July 1998, the Company filed an action in federal court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S. Environmental Protection Agency, Shoshone County, and Fawcett International. Management believes that there is a good likelihood of prevailing in this matter.

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

    There has been no vote of security holders during the annual period ended September 30, 1998.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's common shares are traded on the Bulletin Board Operated by the National Association of Securities Dealers, Inc. under the symbol "RSMI." The prices listed below were obtained from the National Quotation Bureau, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period December 31, 1994, through September 30, 1998. These bid prices are over-the-counter market quotations based on inter-dealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:

    Fiscal Quarter Ended  High Bid($) Low Bid ($)
    --------------------  ---------   -----------
    [S]                   [C]         [C]
    December 31, 1994     4.125       3.000
    March 31, 1995        2.500       1.125
    June 30, 1995         3.750       0.875
    September 29, 1995    3.124       2.750
    December 31, 1995     2.87        2.43
    March 31, 1996        2.75        2.25
    June 30, 1996         2.94        1.62
    September 30, 1996    2.12        1.00
    December 31, 1996     1.35        0.75
    March 31, 1997        1.56        0.91
    June 30, 1997         1.15        0.63
    September 30, 1997    0.97        0.69
    December 31, 1997     0.62        0.56
    March 31, 1998        0.45        0.42
    June 30, 1998         0.20        0.18
    September 30, 1998    0.10        0.09

    On December 15, 1998, the average of the high bid and low ask quotation for the Company's common shares as quoted on the Bulletin Board was $0.06.

    The approximate number of holders of common stock of record on December 15, 1998, was approximately 366.


ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

[CAPTION]

                 09/30/98     09/30/97     09/30/96     09/30/95     09/30/94
                 (Audited)    (Audited)    (Audited)    (Audited)    (Audited)
Statement of Operations and
Accumulated Deficit Data:
 Revenues        $         0  $         0  $         0  $         0  $       0
 Operating
  Expenses       $ 1,063,715  $ 1,558,823  $ 1,835,548  $   962,735  $ 211,796
 Net loss        $(2,637,568) $(1,770,771) $(2,045,082) $  (962,735) $(211,796)
 Net Loss
  per share      $     (0.16) $     (0.14) $     (0.22) $     (0.15) $   (0.03)

Balance Sheet Data:
 Work Capital
  (Deficit)      $   303,600  $   671,355  $   686,573  $  (665,274) $  25,754
 Total Assets    $ 3,982,592  $ 5,891,527  $ 5,605,357  $ 4,056,698  $ 366,620
 Long-term Debt  $         0  $         0  $         0  $         0  $       0
 Stockholders'
  Equity         $ 3,913,777  $ 5,850,186  $ 5,485,490  $ 3,235,376  $ 276,321

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition, Liquidity and Capital Resources.

    There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to September 30, 1998, the Company accumulated a deficit of $7,466,096.

    At September 30, 1998, $2,229,411 of the Company's total assets of $3,982,593 were investments in mineral properties and $926,250 of the Company's assets is an investment in Grand Central Silver Mines, Inc., a minerals exploration company traded on NASDAQ. Additional exploration is required to substantiate determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time;

accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

Liquidity and Capital Resources.

    The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company has increased its operating capital and improved its financial condition and ability. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1998, the Company had working capital of $303,600. This amount represents severe deterioration from the working capital of $671,355 at September 30, 1997. In the year ending September 30, 1998, the Company's working capital has decreased by $367,755 primarily because of decreased cash received by the Company from its sales of common stock. During the same twelve-month period, the Company's cash decreased from $594,577 to $3,147 while the Company's notes receivable and investments both increased substantially. Due to the foregoing conditions, the Company's independent certified public accountants included a paragraph in the Company's financial statements relative to a going concern uncertainty.

    In fiscal year 1998, the Company's current liabilities increased by $27,474 primarily due to a build up of accounts payable from the September 30, 1997 level. The Company's current liabilities of $68,815 at September 30, 1998 represent an unfavorable increase from the Company's current liabilities of $41,341 at September 30, 1997. The Company has no long-term debt. The Company has estimated that it will need minimal capital resources of approximately $4,000 per month to meet its estimated expenditures for fiscal 1999. In 1997 and in 1998, management met with experienced financial and investment firms throughout Europe and North America and negotiated arrangements for capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds primarily through the private placement of shares and warrants. In fiscal 1998, the Company raised $344,500 in cash and $700,000 in notes, primarily through the private placement of shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

    Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or private placement funds. Financing for the Company's exploration and development of mineral properties is expected to come primarily from the contributions of its joint venture participants and from the funds generated from such joint ventures and other lease or royalty arrangements.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 1997 and September 30, 1998, Respectively.

    General and administrative expenses decreased from $1,079,160 during fiscal 1997 to $616,600 during fiscal 1998. This decrease is principally due to decreased salaries and a decrease in the cost of fundraising associated with the Company's recent private placements of its stock. Also, during the twelve months of fiscal 1997, the Company incurred officers/directors compensation of $403,660 while such compensation expenses were reduced to $117,652 in the twelve months of fiscal 1998. As a principal result of the Company's cost reduction efforts in fundraising and compensation, total expenses of $1,558,823 for fiscal 1997 decreased to $1,063,715 (total expenses) in fiscal 1998.

    In the second quarter of fiscal 1998, the Company sold some patented mining properties for common stock valued at $1,500,000, which resulted in a gain of $406,250. In this same quarter the Company sold a 35% working interest in a minerals exploration joint venture in exchange for stock valued at $1,424,062 and a promissory note for $350,000, resulting in a gain of $1,454,062. There were no comparable transactions in the prior year. In the last quarter of fiscal 1998, the Company elected to withdraw from most of its foreign mineral concessions and accordingly recorded losses of $592,065 by writing off its exploration properties in Chile, Argentina and Mexico. In the same quarter, the Company elected to sell its Conjecture Mine in Washington state and incurred a loss of $830,700 on this disposition. Also in the fourth quarter of fiscal 1998, the value of the Company's common stock investment in Grand Central Silver Mines, Inc. dropped significantly and the Company posted a loss of $1,997,812 on the decreased value of its investments.

    The Company is unable to fully determine the impact of future transactions on its operating capital. Hence, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures in the near future for which it does not have a reasonably available source of payment. It is uncertain what effect this decision may have with respect to restricting capital expenditures.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          C O N T E N T S



Independent Auditor's Report  . . . . . . . . . . . . . . . F-1

Balance Sheets . .  . . . . . . . . . . . . . . . . . F-2 - F-3

Statement of Operations . . . . . . . . . . . . . . . . . . F-4

Statement of Shareholders' Equity . . . . . . . . . .F-5 - F-10

Statement of Cash Flows . . . . . . . . . . . . . . F-11 - F-12

Notes to the Financial Statements . . . . . . . . . F-13 - F-27

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington


                    INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the years then ended, and from inception on February 17, 1994 through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Silver Mines, Inc. as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and from inception on February 17, 1994 through September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 21, 1998

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                              September 30,         September 30,
ASSETS                        1998                  1997
                              -------------         -------------
CURRENT ASSETS
  Cash                        $     3,147           $   594,577
  Note receivable                 350,000               100,000
  Interest receivable              17,106                 7,583
  Prepaid expenses                  2,162                10,536
                              -----------           -----------
    TOTAL CURRENT ASSETS          372,415               712,696
                              -----------           -----------
MINERAL PROPERTIES              2,229,411             4,915,579
                              -----------           -----------

PROPERTY AND EQUIPMENT
  Mining equipment                 83,889               188,888
  Furniture and equipment          12,761                15,185
  Less accumulated
   depreciation                   (19,868)              (17,005)
                              -----------           -----------
    TOTAL PROPERTY
      AND EQUIPMENT                76,782               187,068
                              -----------           -----------
OTHER ASSETS
  Investments                   1,298,750                70,000
  Organization costs, net           5,234                 6,184
                              -----------           -----------
    TOTAL OTHER ASSETS          1,303,984                76,184
                              -----------           -----------

TOTAL ASSETS                  $ 3,982,592           $ 5,891,527
                              ===========           ===========














        The accompanying notes are an integral part of these
                        financial statements.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                              September 30,   September 30,
LIABILITIES AND               1998              1997
 SHAREHOLDERS' EQUITY         -------------   -------------
CURRENT LIABILITIES
  Accounts payable            $    65,815     $    20,355
  Accrued expenses                  3,000          20,986
                              -----------     -----------

  TOTAL CURRENT LIABILITIES        68,815          41,341
                              -----------     -----------
LONG TERM DEBT                         -               -
                              -----------     -----------

COMMITMENTS AND CONTINGENCIES          -               -
                              -----------     -----------

SHAREHOLDERS' EQUITY
 Common stock,$.01 par value;
  40,000,000 shares authorized,
  19,003,565 and 13,482,232 shares
  issued and outstanding,
  respectively                    190,035         134,822
 Additional paid-in capital    11,889,838      10,543,892
 Stock subscription receivable   (700,000)             -
 Deficit accumulated during
  development stage            (7,466,096)     (4,828,528)
                              -----------     -----------
TOTAL SHAREHOLDERS' EQUITY      3,913,777       5,850,186
                              -----------     -----------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY      $ 3,982,592     $ 5,891,527
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

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS

                                      Year Ended    Year Ended
                                      September 30, September 30,
                                      1998          1997
                                      ------------- -------------
REVENUES                              $        -    $        -
                                      -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral property expense                276,476        31,378
  Depreciation and amortization            52,987        44,625
  Officers' and directors'
   compensation                           117,652       403,660
  General and administrative              616,600     1,079,160
                                      -----------   -----------
    Total expenses                      1,063,715     1,558,823
                                      -----------   -----------
OPERATING LOSS                         (1,063,715)   (1,558,823)
                                      -----------   -----------
OTHER INCOME (EXPENSES)
  Interest income                          27,582        31,025
  Interest expense                             -         (2,257)
  Loss on disposition of assets        (3,476,716)     (240,656)
   Grain on property interest sold      1,875,281            -
                                      -----------   -----------
    Total other income (expense)       (1,573,853)     (211,888)
                                      -----------   -----------
NET LOSS                              $(2,637,568)  $(1,770,711)
                                      -----------   -----------
NET LOSS PER COMMON SHARE             $     (0.16)  $     (0.14)
                                      ===========   ===========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                   16,348,120    12,305,987
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

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS


                                                  February 17,
                                    Year Ended    1994 (Inception)
                                    September 30, Through
                                    1996          September 30, 1998
                                    ------------- ------------------
REVENUES                            $        -    $         -
                                    -----------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Mineral property expense                8,122        555,706
  Depreciation and amortization          35,736        195,681
  Officers' and directors'
  Compensation                          492,715      1,353,260
  General and administrative          1,298,975      3,397,765
                                    -----------   ------------
    Total expenses                    1,835,548      5,502,412
                                    -----------   ------------

OPERATING LOSS                       (1,835,548)    (5,502,412)
                                    -----------   ------------
OTHER INCOME (EXPENSES)
  Interest income                            -          58,607
  Interest expense                       (9,534)       (74,348)
  Loss on disposition of assets        (200,000)    (3,823,223)
  Gain on property interest sold              -      1,963,683
                                    -----------   ------------
    Total other income (expense)       (209,534)    (1,963,683)
                                    -----------   ------------
NET LOSS                            $(2,045,082)  $ (7,466,095)
                                    -----------   ------------

NET LOSS PER COMMON SHARE           $     (0.22)  $      (0.79)
                                    ===========   ============
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                  9,221,191      9,431,759
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

                       ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                            Additional                Total
                            Paid-in       Deficit     Stockholders'
                            Capital       Accumulated Equity
                            ------------- ----------- -------------
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

                       ROYAL SILVER MINES, INC.
                     A Development Stage Company
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                Additional                  Total
                                Paid-in       Accumulated   Stockholders'
                                Capital       Deficit       Equity
                                ----------    ------------  ------------
Balance forward                 $  8,436,808  $ (3,057,817) $ 5,485,490

Issuance of shares for
  cash at $0.75 per share          1,843,340            -     1,868,250

Stock issuance costs                 (30,000)           -       (30,000)

Issuance of shares to directors
  and employees for services:
  at $1.00 per share                 109,395            -       110,500
  at $0.75 per share                  18,500            -        18,750

Issuance of shares for services
  at $1.25 per share                 121,829            -       122,811

Payment for extension of warrants
  for one year                         3,000            -         3,000

Issuance of shares for mining
  property at $1.00 per share         59,400            -        60,000

Cancellation of 25,000 shares
  received in exchange for
  return of mining property          (81,000)           -       (81,250)

Issuance of shares for services:
  at $1.00 per share                  25,245            -        25,500
  at $0.75 per share                  34,875            -        35,346

Payment for extension of warrants
  for one year                         2,500            -         2,500

Net loss for the year ended
  September 30, 1997                      -     (1,770,711)  (1,770,711)
                                 -----------  ------------  -----------

Balance, September 30, 1997     $ 10,543,892  $  4,828,528  $ 5,850,186
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

                       ROYAL SILVER MINES, INC.
                     A Development Stage Company
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                      Common Stock      Additional
                                  Number                Paid-in
                                  of Shares   Amount    Capital
                                  ---------   ------    ----------
Balance forward                   13,482,232  $ 134,822 $ 10,543,892

Issuance of share for
 cash at $0.75 per share              10,000        100        7,400

Issuance of shares to directors,
 consultants and employees for
 services:
 at prices varying from $0.34
 per share to $0.91 per share        398,000      3,980      202,680

Issuance of shares for mining
 property at $0.75 per share         200,000      2,000      148,000

Issuance of shares for cash
 at $0.75                          1,913,333     19,133      267,866

Issuance of shares in exchange
 for cash and note at $0.25
 per share                         3,000,000     30,000      720,000

Net loss for year ended
 September 30, 1998                       -          -            -
                                  ----------  ----------  ----------

Balance at September 30, 1998     19,003,565  $  190,035 $11,889,838
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

                       ROYAL SILVER MINES, INC.
                     A Development Stage Company
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                          Total
                            Subscription  Accumulated     Stockholders'
                            Receivable    Deficit         Equity
                            ------------  -----------     --------------
Balance forward             $       -     $ (4,828,528)   $ 5,850,186

Issuance of shares
 for cash at $0.75
 per share                          -               -           7,500

Issuance of shares to
 directors, consultants
 and employees for
 services:
 at prices varying from
 $0.34 per share to
 $0.91 per share                    -               -          206,660

Issuance of shares for
 mining property at
 $0.75 per share                    -               -          150,000

Issuance of shares for
 cash at $0.15 per share            -               -          286,999

Issuance of shares in
 exchange for cash and
 note at $0.25 per share      (700,000)              -          50,000

Net loss for year ended
 September 30, 1998                 -        (2,637,568)    (2,637,568)
                            ----------      -----------    -----------
Balance at
 September 30, 1998         $ (700,000)     $(7,466,096)    $3,913,777
                            ==========      ===========     ===========






        The accompanying notes are an integral part of these
                        financial statements.

                                F-10b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across four pages. This is page 1 of 4.

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                        For the Year  For the Year
                                        Ended         Ended
                                        September 30, September 30,
                                        1998          1997
                                        ------------  ------------
Cash flows from operating activities:
 Net loss                               $ (2,637,568) $ (1,770,711)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization              45,649        44,625
   Issuance of common stock for services     206,658       312,907
   Write off of joint venture costs           10,000            -
   Loss on sale of equipment                  12,585            -
   Write off of option costs                 517,871            -
   Write off of mineral properties         1,097,737            -
   Loss on devaluation of investments      1,997,813            -

Changes in assets and liabilities:
 Note receivable                            (250,000)           -
 Interest receivable                          (9,523)       (7,250)
 Prepaid expenses                              5,831       (19,040)
 Other assets                                     -         (6,000)
 Mineral properties                           (4,674)           -
 Accounts payable                             45,460        (4,780)
 Accrued expenses                            (18,798)      (13,457)
 Payable to related parties                       -           (289)
                                          ----------    ----------
  Net cash provided (used)
   operating activities                    1,019,041    (1,463,995)
                                          ----------    ----------

Cash flows from investing activities:
  Purchase of investments                 (2,934,062)      (70,000)
  Purchase and development
   of mineral properties                    (185,690)     (151,164)
  Purchase of fixed assets                    (4,154)     (193,230)
  Sale of investments                         70,000            -
  Sale of fixed assets                         5,185           500
 Sale of mineral properties                1,093,750            -
                                        ------------  ------------
     Net cash used in
      investing activities                (1,954,971)     (413,894)
                                        ------------  ------------




                               F-11a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across four pages. This is page 2 of 4.


                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
                                      For the Year  For the Year
                                      Ended         Ended
                                      September 30, September 30,
                                      1998          1997
                                      ------------  ------------

Cash flows from financing activities:
  Stock issuance and offering costs             -        (30,000)
  Proceeds received on long-term debt           -             -
  Payments made on notes payable                -        (60,000)
  Issuance of common stock for cash        344,500     1,868,250
  Payment for option to repurchase stock        -             -
  Issuance of common stock
   for accrued interest                         -             -
  Issuance of common stock for extension
   of notes payable maturation                  -             -
  Payment for return of stock issued
   for mining property interest                 -             -
  Payment of joint venture costs                -             -
  Issuance of warrants or
   warrants extensions for cash                 -          5,500
                                      ------------  ------------
     Net cash provided by
      financing activities                 344,500     1,783,750
                                      ------------  ------------
     Net increase (decrease) in cash  $   (591,430) $    (94,139)
                                      ------------  ------------
















        The accompanying notes are an integral part of these
                        financial statements.

                                F-11b

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages. This is page
3 of 4.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                                      From
                                                      02/17/94
                                        For the Year  (Inception)
                                        Ended         Through
                                        09/30/96      09/30/98
                                        ------------  -----------
Cash flows from operating activities:
  Net loss                              $ (2,045,082) $(7,416,095)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization             35,736      190,890
    Issuance of common stock for services    657,051    1,268,716
    Write off of joint venture costs         150,000      160,000
    Loss on sale of equipment                     -        12,585
    Write off of option costs                     -       517,871
    Write off of mineral properties               -     1,097,737
    Loss on devaluation of investments            -     1,997,813

Changes in assets and liabilities:
 Note receivable                            (100,000)    (350,000)
 Interest receivable                            (333)     (17,106)
 Prepaid expenses                            (13,041)     (30,600)
 Other assets                                 19,836       (9,801)
 Mineral properties                               -        (4,674)
 Accounts payable                            (34,891)      65,815
 Accrued expenses                            (55,645)       2,188
 Payable to related parties                       -       300,000
                                          ----------  -----------
  Net cash provided (used)
   operating activities                   (1,386,369)  (2,214,661)
                                          ----------  -----------

Cash flows from investing activities:
  Purchase of investments                         -    (3,004,062)
  Purchase and development of
    mineral properties                      (979,043)  (1,941,690)
  Purchase of fixed assets                    (4,173)    (213,187)
  Sale of investments                             -        70,000
  Sale of fixed assets                            -         5,685
  Sale of mineral properties                      -     1,093,750
                                          ----------- -----------
  Net cash provided (used) in
    investing activities                     (983,216) (3,989,504)



                               F-11c

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across four pages. This is page 4 of 4.

                                         For the Year  For the Year
                                         Ended         Ended
                                         September 30, September 30,
                                         1998          1997
                                         ------------  ------------
Cash flows from financing activities:
  Stock issuance and offering costs           (15,000)     (174,835)
  Proceeds received on long-term debt              -        675,000
  Payments made on notes payable              (40,000)     (174,206)
  Issuance of common stock for cash         2,958,314     5,872,564
  Payment for option to repurchase stock      (50,000)      (50,000)
  Issuance of common stock
   for accrued interest                        38,158        38,158
  Issuance of common stock for extension of
   notes payable maturation                    59,063        59,063
  Payment for return of stock issued for mining
   property interest                          (35,000)      (35,000)
  Payment of joint venture costs              (50,000)      (50,000)
  Issuance of warrants or warrants
   extensions for cash                         41,068        46,568
                                          -----------   -----------
    Net cash provided by
     financing activities                   2,906,603     6,207,312
                                          -----------   -----------

    Net increase (decrease) in cash       $   537,018   $     3,147
                                          -----------   -----------


















        The accompanying notes are an integral part of these
                        financial statements.


                                F-11d

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages. This is page 1 of 2.

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    For the Year    For the Year
                                    Ended           Ended
                                    September 30,   September 30,
                                    1998            1997
                                    --------------  --------------
Net decrease in cash
  (balance forward)                 $(591,430)      $ (94,139)

Cash, beginning of period             594,577         688,716
                                    ---------       ---------

Cash, end of period                 $   3,147       $ 594,577
                                    =========       =========

Supplemental cashflow disclosure:

  Income taxes                      $      -        $      -
  Interest                          $      -        $   2,257

Non-cash financing activities:

  Common stock issued for
   services rendered                $ 206,660       $ 312,907
  Common stock issued for
   mineral properties               $ 150,000       $  60,000
  Common stock issued for
   exchange for debt                $      -        $      -
  Common stock issued in
   acquisition of Consolidated
   Royal Mines, Inc.                $      -        $      -
  Option rights acquired in
   exchange for a payable           $      -        $      -
  Common stock issued for
   assignment of mining
   property options                 $      -        $      -







        The accompanying notes are an integral part of these
                        financial statements.

                                F-12a

In order to transmit these documents to the SEC via EDGAR, Royal
Silver Mines, Inc., a development stage enterprise, Statements of Cash Flows, has been formatted to fit across two pages. This is page
2 of 2.
                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Year  From
                                      Ended         02/17/94
                                      September 30, Through
                                      1996          09/30/98
                                      ------------- ----------------
Net decrease in cash
  (balance forward)                   $    537,018  $       3,147

Cash, beginning of period                  151,698             -
                                      ------------  -------------

Cash, end of period                   $    688,716  $       3,147
                                      ============  =============

Supplemental cashflow disclosure:

  Income taxes                        $         -   $         350
  Interest                            $      5,715  $      25,655

Non-cash financing activities:

  Common stock issued for
   services rendered                  $    657,051  $   1,268,718
  Common stock issued for
   mineral properties                 $    180,000  $   3,190,626
  Common stock issued for
   exchange for debt                  $    570,917  $     922,950
  Common stock issued in
   acquisition of Consolidated
   Royal Mines, Inc.                  $         -   $     360,096
  Option rights acquired in
   exchange for a payable             $    360,096  $      79,000
  Common stock issued for
   assignment of mining
   property options                   $         -   $       4,000







        The accompanying notes are an integral part of these
                        financial statements.


                               F-12b

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

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

On August 8, 1995, Royal and Celebration completed an Agreement and plan of reorganization whereby the Company issued 4,143,750 shares of its common stock and 1,455,000 warrants in exchange for all of the outstanding common stock of Celebration. Pursuant to the reorganization, the name of the Company was changed to Royal Silver Mines, Inc. Immediately prior to the Agreement and Plan of Reorganization, the Company had 2,375,463 common shares issued and outstanding.

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

The $2,229,411 cost of mineral properties included in the accompanying balance sheet as of September 30, 1998 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

The Company is seeking additional capital and management believes the properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the development stage, as it has not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Development Stage
The company is in the development stage and has not commenced the sale of any products.

Year End
The Company's year-end is September 30.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.

Loss Per Share (continued)
Outstanding warrants were not included in the computation of loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidilutive.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

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

Provision For Taxes
At September 30, 1998, the Company had net operating loss carryforwards of approximately $7,400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken in the fourth quarter of fiscal 1998, the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 1998.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

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

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through September 30, 1998, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property. See Note 16 on related litigation.

Washington and Idaho Mineral Properties
During the year ended September 30, 1995, Celebration purchased, through the issuance of 800,000 shares of its common stock, various mineral properties located in the states of Washington and Idaho. The Mineral Properties were recorded at the fair market value of the shares paid on the date of issuance ranging from $3.13 to $3.25 per share for a total purchase price of $2,538,126.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 3 - MINERAL PROPERTIES (Continued)

Washington and Idaho Mineral Properties (continued)
In May 1996, the Company sold back the Frisco Standard Silver Mine to its original seller in exchange for the same price (35,000 shares of Royal stock) received by the seller when the mine was purchased. The shares received were canceled and no gain or loss was recorded on the transaction. In the fourth quarter of 1998, the Company disposed of additional Idaho properties. See Note 4.

Shoshone County Idaho Mineral Lease (Crescent Mine)
In February 1995, Celebration entered into an agreement to acquire a fifty-year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated Idaho unpatented claims. In connection with this lease, Celebration has paid $50,000 and issued 175,000 share of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration was originally obligated to pay $950,000 by September 1, 1995 as "an advance royalty." The original due date was extended and the Company paid the aforementioned $950,000 and has the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may effect Celebration's rights to the property. See Note 16 on litigation regarding this lease.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 4 - MINERAL PROPERTY DISPOSITIONS

Chilean Properties
During 1997, the Company acquired options on a minerals concession and adjacent property in northern Chile. During the third quarter of fiscal 1998, following a decision by Teck Exploration Ltd. not to pursue its joint venture option, the Company elected to drop its options on the Chilean properties and recorded a loss of $403,530 on its Chilean investments.

Argentine Properties
On February 10, 1997 the Company negotiated an option to buy 12 different potential mine sites in Argentina. During the second quarter of fiscal 1998, the Company elected to drop the option, returned the properties to their owner, and recorded a loss of $114,341.

Mexican Properties
On January 20, 1997, the Company executed an agreement to acquire four mining properties in Nayarit, Mexico with stipulated annual payment to be applied against a purchase price of $5,000,000. In the fourth quarter of fiscal 1998, the Company elected to forfeit its interest in the aforementioned Mexican properties and, resultantly, recorded a loss of $74,194.

On February 19, 1998, the Company sold a working interest in a Mexican joint venture which resulted in a gain of $1,454,062. This transaction is more fully described in Note 17.

Conjecture Mine and Liberal King Mine (in U.S.)
On June 26, 1998, the Company traded six patented mining claims
(known as the Liberal King Mine) located in Shoshone County, Idaho for 50,000 shares of SynFuels Technology, Inc. valued at $8.00 per share. No gain or loss was recognized on this transaction.

In 1995, the Company issued 280,000 shares of its common stock to acquire the Conjecture Mine, a silver-bearing property in the state of Idaho. During the fourth quarter of fiscal 1998, the Company traded the Conjecture Mine property for 10,000 shares of common stock in SynFuels Technology, Inc., (subsequently renamed Rigid Airship) valued at $8.00 per share. This transaction resulted in a recorded loss on disposition of $830,700.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years.

NOTE 6 - INVESTMENTS

Metalline Mining Company
During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining Stock. This investment represented approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock was valued at cost, which is substantially less than the market value of $1.68 per share at December 31, 1997.

On January 12, 1998, this stock was transferred to Dakota Mining Corporation plus $100,000 cash in exchange for a 35% working interest in a joint venture with Metalline Mining co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. No gain or loss was recognized on this transaction. See information below and Note 20.

Grand Central Silver Mines, Inc.
In the quarter ended March 31, 1998, the Company finalized the sale of certain patented mining properties to Centurion Mines Corporation (subsequently renamed Grand Central Silver Mines, Inc.) for 500,000 shares of Centurion's common stock then valued at $1,500,000. This transaction resulted in a gain of $406,250.

During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central which is uncollateralized, bears interest at 8%, and matures in 1999. A total gain of $1,454,062 was realized on this transaction. See Note 15.

The Company currently owns 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which is approximately 12% of the total outstanding shares at September 30, 1998. On September 30, 1998, the market value of the Company's investment in Grand Central had dropped to $926,250 ($0.75 per share), at which time the Company recorded a loss on its investment of $1,997,812 in accordance with the Company's policy on the impairment of assets.
                                F-19

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 6 - INVESTMENTS (Continued)

SynFuels Technology, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 4). The Company's cost of $392,000 is the recorded value of this investment at September 30, 1998. SynFuels Technology, Inc. changed its name to Rigid Airship in November 1998.

Summit Silver, Inc.
In July, 1998, the Company acquired 400,000 shares of Summit Silver common stock valued at $0.15 per share in exchange for transferring mining equipment with an original cost of $98,767. This transaction resulted in a loss of $11,233.

NOTE 7 - INTANGIBLE ASSETS

Deferred debt issuance costs and organization costs are recorded at cost. Amortization of these intangible assets is determined using the straight-line method over the expected useful lives of the assets as follows:

     Description                           Useful Life
     -----------------------------      -------------
     Deferred debt issuance costs       1 year
     Organization costs                 5 years

NOTE 8 - COMMON STOCK

During the year ended November 30, 1994, Celebration issued 1,500,000 shares of common stock to directors for services rendered, valued at $.003 to $.625 per share, which is the fair market value of the share on the date of issuance.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 8 - COMMON STOCK (Continued)

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to
Centurion Mines Corporation (Centurion), a related entity.   The
stock was issued at $1.50 per share in payment of $300,000 of outstanding debt (See Note 11). The Company also issued 277,500 shares in connection with the issuance of notes payable (See Note
11).  (See also the disclosure in Note 1).

During the year ended September 30, 1996, the Company sold 1,949,332 shares of its common stock of $2,958,314 in cash. The Company also issued 222,700 share to directors and employees for services rendered valued at $1.50 per share, which is the fair market value of the share on the date of issuance.

Also during the year ended September 30, 1996, the Company issued 100,000 shares of its common stock for a joint venture in a mining property and 20,000 common shares for a mining property. The stock issued was valued at $1.50 per share, which is the fair market value of the shares at the date of issuance.

In the same twelve-month period, the Company also issued 406,050 shares of its common stock in payment of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the Company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $1.50 each, which was the fair market value of the shares when issued.

Also during the year ended September 30, 1996, the Company issued
215,334 shares of its common stock for services received. The shares were valued at 41.50 per share, which was the fair market value of the shares at the date of issuance.

In the year ended September 30, 1997, the Company issued 306,378 shares of its common stock for services received. The shares were valued at their fair market value at the dates of issuance which ranged from $0.75 to $1.25 per share.

During the year ended September 30, 1998, the Company issued 398,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance which ranged from $0.34 to $0.91 per share. Also during the same twelve months, the Company sold 4,923,333 shares of its common stock for $344,500 in cash and $700,000 in stock subscriptions receivable.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 1998, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 share of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of September 30, 1998, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999.

On March 22, 1996, the Board of Directors approved the issuance of warrants to purchase 625,000 share of common stock of the Company to an investor in partial completion of a private placement of stock. These warrants were exercisable until September 30, 1998, at which time they expired unused.

On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants were exercisable until April 12, 1998 at prices ranging from $2.50 to $2.625 per share. As of March 31, 1998, 320,666 warrants have been issued (but not exercised) for a total amount of $46,568, with the balance of 100,000 warrants expiring unused.

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At September 30, 1998, none of the warrants had been exercised.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 10 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 1998, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997 and 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the twelve months ended September 30, 1998.

NOTE 11 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at September 30, 1998 and September 30, 1997:

                              September 30,   September 30,
                              1998            1997
Applicable to:                ------------    ------------
    Common stock              $ 11,843,270    $ 10,497,324
    Stock Warrants                  46,568          46,568
                              ------------    ------------
                              $ 11,889,838    $ 10,543,892
                              ============    ============

NOTE 12 - OPTIONS INVOLVING MINERAL PROPERTIES

Option with Placer Mining
In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho whereby the Company could acquire a joint venture interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. After issuing 100,000 shares valued at $1.50 per share and spending a nonrefundable $50,000 on the option, the Company elected to renegotiate this option agreement and entered into a second option agreement with Placer on September 18, 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In the second agreement, the Company paid $100,000 in September 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In order to exercise this option, the company must issue 500,000 shares of its common stock to placer by May 10, 1997 and pay Placer either $7,000,000 by that date or $4,000,000 by that date and $3,500,000 by
May 10, 1998. Under the terms of this agreement, the Company will pay Placer a 2 3/4% net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging from $100,000 (in 1999) to $250,000 (in year 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 12 - OPTIONS INVOLVING MINERAL PROPERTIES (Continued)

Option With Placer Mining (continued)
Subsequent to March 31, 1997, due to regional environmental concerns and the prospect of related litigation, the Company concluded that it would not exercise its option on the Bunker Hill Mine. Accordingly, the $238,887 in option costs and related expenses toward the purchase of this property were written off during the quarter ended March 31, 1997.

Option for Joint Venture
On June 19, 1998, the Company executed an option agreement with Eastfield Resources (USA) Inc. and Prism Resources Inc. Under the terms of the three month agreement expiring September 30, 1998, Eastfield and Prism granted an option to the Company to enter into a joint venture arrangement with these two firms for the exploration and development of certain mining properties within the Three Hills project in the Tonopah mining district of Nevada. At the end of the option period, the Company dropped its option to acquire a 50% interest in the joint venture and recorded a loss of $10,000 on its option deposit.

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

At September 30, 1998, no shares were acquired from Centurion under this option agreement. See Note 15.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998
NOTE 14 - LETTER OF INTENT WITH TECK EXPLORATION LTD.

On October 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration, Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplated initial drilling program funded by Teck.

In July 1998, the Company and Teck mutually agreed to terminate their option agreement. See Note 4 for related disclosures on Chilean options.

NOTE 15 - PROSPECTIVE COMBINATION (MERGER) WITH CENTURION MINES
CORPORATION

On November 24, 1997, Royal and Centurion Mines Corporation, headquartered in Salt Lake City, announced plans to combine the two companies. Centurion (subsequently renamed Grand Central Silver
Mines, Inc.) is a significant owner of gold, silver, and copper mining properties in Utah.

As a first stage in the combination of the companies, Centurion purchased certain Coeur d'Alene, Idaho silver properties plus other patented mining properties owned by Royal in exchange for Centurion shares then valued at $1,500,000. See Note 6.

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future; however, the two companies continue to share one common director and a common officer.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 17 - WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING CO.

On January 15, 1998, the Company acquired a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. The project was formerly a joint venture between Metalline and Dakota Mining Corp. Royal acquired the interest from Dakota in exchange for $100,000 cash, 200,000 shares of Metalline common stock which Royal carried on its books as an investment and 200,000 shares of Royal Silver common stock. Dakota retained a net smelter return royalty on future production from the project. See Note 6.

On February 19, 1998, the Company sold the 35% working interest for exploration and development of the Sierra Mojada District, Coahuila, Mexico to Grand Central Silver Mines (GSLM) in exchange for a note receivable of $350,000, payable within one year and bearing interest of 8% per annum, and 735,000 share of GSLM valued at $1,424,062. (See Note 4). A total gain of $1,454,062 was recognized on this transaction.

NOTE 18 - NOTES RECEIVABLE

At September 30, 1998, the Company's note receivable consisted of a $350,000 receivable from Grand Central Silver Mines, Inc. This note bears interest at 8%, is uncollateralized, and matures February 15, 1999.

At September 30, 1997, the Company's note receivable consisted of a $100,000 receivable from Grosvenor Capital ltd. This note, together with accrued interest of $12,458 was later cancelled in lieu of consulting fees owed at September 30, 1998.

NOTE 19 - GOING CONCERN

As shown in the financial statement, the Company incurred a net loss of $2,637,568 for the year ending September 30, 1998 and an accumulated deficit of $7,466,096 since inception. At September 30, 1998, there has been a significant change in the Company's liquidity. Cash to accumulated deficits has decreased from a ratio of 12.31% as of September 30, 1997 to 0.04% as of September 30, 1998.

These factors indicate that the company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998

NOTE 20 - SUBSEQUENT EVENT

In May 1998, the Company sold 3,000,000 shares of its common stock at $0.25 per share in exchange for $50,000 in cash and a short-term note in the amount of $700,000. Because of a subsequent decrease in the market value of the Company's stock, the Company and shareholder renegotiated the transaction.

In November 1998, the aforementioned shareholder returned 2,000,000 shares of stock to the Company for cancellation and in return the Company rescinded the $700,000 note, which was recorded as stock subscriptions receivable at September 30, 1998. The net effect of the renegotiated stock transaction was a sale of common stock at $0.05 per share for cash only.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A. Changes or disagreements with Principal Accountant. There have been no disagreements with the Company's independent public accountants.

B. Change in Principal Accountant. As of November 8, 1996 there has been no change in the Company's principal accountants.

C. Designation of New Accountant. The Company designated the accounting firm of Williams and Webster, P.S. to serve as principal independent accountant for the Company effective
    November 8, 1996.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                Age     Position

Howard M. Crosby    46      President, Treasurer and a member of the
                            Board of Directors

John Ryan           35      Vice President, Secretary and a member
                            of the Board of Directors

Jerry Stacey        52      Vice President of Operations

Ronald Kitching     66      Member of the Board of Directors

Kevin Stulp         41      Member of the Board of Directors

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

    Set forth below is certain biographical information regarding each director and executive officer of the Company:

Howard M. Crosby - President, Treasurer and a member of the Board of
Directors.

     Since February 1994, Mr. Crosby is the President and a member of the Board of Directors and since January 1998, Mr. Crosby has been the Treasurer of Company. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May of 1993, Mr. Crosby entered into a business consulting relationship with Centurion Mines Corporation, and has served as president and director of Mammoth Mining Company and Gold Chain Mining Company, both Centurion subsidiaries. In July, 1992, Mr. Crosby filed a Chapter 13 petition for bankruptcy. The reorganization plan was approved in October 1992. Mr. Crosby received a B.A. degree from the University of Idaho in 1974.

John Ryan - Vice President, Secretary and a member of the Board of
Directors.

    Mr. Ryan has been a member of the Board of Directors since April 1997, has been Vice President of Corporate Development since September 1996 and has been Secretary since October 1998. Mr. Ryan is a professional mining engineer. Since June 1996, Mr. Ryan has been a Vice President and member of the Board of Directors of Metalline Mining Company. From September 1993 to August 1994, Mr. Ryan was a registered representative with Shearson Lehman Brothers, Inc. From August 1994 to April 1995, Mr. Ryan has served as a consultant in mine engineering services, and will continue in these activities during his tenure, as well as, engage in other matters in accordance with the direction and assignment of the Board of Directors. From April 1995 to April 1996, Mr. Ryan was a registered representative with Pennaluna Securities Corp., a SEC/NASD registered broker/dealer. In addition to his professional degree in Mining Engineering, which he received from the University of Idaho, Mr. Ryan also holds a juris doctorate (J.D.) law degree from Boston College School of Law School.

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

    In January 1998, Mr. Robert E. Jorgensen, the Executive Vice
President, Treasurer and a member of the Board of Directors, resigned. Mr. Jorgensen did not have any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

    In October 1998, Mr. Thomas Henricksen, the Secretary and a member of the Board of Directors, resigned. Mr. Henricksen did not have any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

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

    Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 1997 and September 30, 1998, or with respect to transactions which occurred between October 1, 1997 and September 30, 1998, all reports which were required to be filed under Section 16(a) of the Exchange Act were in fact so filed.


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

Summary Compensation Table.

                      Annual Compensation
                      -------------------
                 Principal
Name             Position         Year      Salary ($)
-------------    ---------          ----      ----------
Howard Crosby    President          1998      $ 78,000 [1]
                                    1997      $ 78,000
                                    1996      $ 78,000
                                    1995      $ 48,000
Named Executive Officers
  None                              n/a       n/a

[1] Crosby received four months salary in cash, $19,500, and the balance in Common Stock.

    Other than the Company's Stock Option and Award Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

    No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs were made during Fiscal 1997 to the CEO or any Executive Officer.

    No stock options were exercised by the CEO or any executive officers in Fiscal 1998.

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

    For Fiscal 1998, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

    The Company paid salaries to its officers for the fiscal year-ended September 30, 1998, as follows:

     Name of Officer      Position                    Salary
     Howard Crosby        President                   $78,000 yearly
     Robert Jorgensen[1]  Executive Vice President    $18,000
     Jerry Stacey         Vice President              $70,000 yearly
     John Ryan            Vice President of           $48,000 yearly
                          Corporate Development
[1] Resigned.

    These amounts were approved by the Board in recognition of the work and efforts and in completing the acquisition of a large number of silver mining properties prior to the end of fiscal 1998.

    Further, the Board recognized the significant role of these four individuals in managing the Company's principal office in Spokane, Washington and in raising funds for the Company's exploration and development activities. Finally, the Board of Directors took into account the reasonableness of these salaries in comparison with Executive salaries within the mining region. On the basis of the above factors, the Board determined that these salaries were proper and fitting. No other officers received a salary during Fiscal 1998.

    With respect to stock awards during fiscal 1998, the Board of Directors did not change the amount of shares, 2,500 per quarter, which each director is entitled to receive as partial compensation for service to the Company.

    The Board believes that executive compensation during fiscal 1998 substantially reflects the Company's compensation policy and the Board anticipates paying a like sum during the fiscal year ending
September 30, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 15, 1998, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. At December 15, 1998, the number of shares of common stock of the Company issued and outstanding was 19,932,565.

                                                    Percentage
                                      Shares        of Common
Name                                  Owned         Stock Owned

Howard Crosby [1]                     1,535,000        7.70%
105 North First
Suite 232
Sandpoint, ID 83864

John Ryan [2]                           425,000        2.13%
200 Riverwood Court
Post Falls, ID 83854

Jerry Stacey [3]                         22,800        0.11%
406 N. Stonewall
Spokane, WA 99208

Ronald Kitching                         157,500        0.79%
P. O. Box 9809
Frenchville, QD 4701
Australia

Kevin Stulp                             494,000        2.48%
5639 Doliver
Houston, TX 77056

ALL OFFICERS AND
DIRECTORS AS A GROUP                  2,634,300       13.21%
(Five Individuals)

Grand Central Silver
 Mines, Inc.                            746,180        3.74%
1010 Ironwood Drive
Suite 105
Coeur d'Alene, ID 83814

Britannia Holdings
  Ltd. [4]                            3,485,000       17.48%
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

[2] Does not include Warrants to purchase 200,000 shares of Common
    Stock.

[3] Does not include Warrants to purchase 300,000 shares of Common
    Stock.

[4] Does not include Warrants to purchase 2,135,000 shares of Common
    Stock.

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


                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

    The Company has not filed any reports on Form during the annual period ended September 30, 1998.

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

                             SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in Spokane, Washington, on this 28th day of December, 1998.

                                ROYAL SILVER MINES, INC.


                                BY: /s/ Howard M. Crosby
                                    Howard M. Crosby, President

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                     Title                       Date


/s/ Howard M. Crosby                                      12/28/98
Howard M. Crosby              President, Treasurer and
                              a member of the Board of
                              Directors
/s/ John P. Ryan
John Ryan                     Vice President, Secretary   12/28/98
                              and a member of the Board
                              of Directors
___________________________                               12/___/98
Jerry Stacey                  Vice President of
                              Operations

/s/ Ronald Kitching                                       12/28/98
Ronald Kitching               Member of the Board
                              of Directors

/s/ Kevin Stulp                                           12/22/98
Kevin Stulp                   Member of the Board
                              of Directors