Form 10-Q
period 1998-12-31
ROYAL SILVER MINES INC
filed 1999-02-16
CIK 933157

=====================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:
                 __________________________________
                  Commission File Number:  0-25170
                 __________________________________

                      ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                                         87-0306609
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification Number)


   1010 Ironwood Drive, Suite 105, Coeur, d'Alene, Idaho   83814
   (Address of Principal Executive Offices, including Zip Code)


                           (208) 769-7340
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]            No [    ]

The number of shares outstanding at December 31, 1998: 19,003,565 shares.

======================================================================

                   PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
          (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of December 31, 1998 and September 30, 1998, and the results of operations, stockholders' equity and cash flows for the three months ended December 31, 1998, 1997, 1996, and from inception on February 17, 1994 through December 31, 1998, in conformance with generally accepted accounting principles.

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


                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)

                        Financial Statements

                December 31, and September 30, 1998

                          C O N T E N T S

Accountant's Review Report .  .    .    .    .    .    F-1

Balance Sheets .    .    .    .    .    .    .    .    F-2-F-3

Statements of Operations .    .    .    .    .    .    F-4

Statements of Stockholders' Equity .    .    .    .    F-5 - F-9

Statements of Cash Flows .    .    .    .    .    .    F-10 - F-11

Notes to the Financial Statements  .    .    .    .    F-12 - F-30

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the three months ended December 31, 1998, and for the period from February 17, 1994 (inception) through December 31, 1998. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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

The balance sheet for the year ended September 30, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated December 21, 1998. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 8, 1998

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        December 31,   September 30,
                                        1998           1998
                                        (Unaudited)    (Audited)
ASSETS

   CURRENT ASSETS
     Cash                               $     3,611    $     3,147
     Note receivable                        355,000        350,000
     Interest receivable                     24,163         17,106
     Prepaid expenses                         1,415          2,162
                                        -----------    -----------
     TOTAL CURRENT ASSETS                   384,189        372,415
                                        -----------    -----------
   MINERAL PROPERTIES                     2,229,411      2,229,411
                                        -----------    -----------

   PROPERTY AND EQUIPMENT
     Mining equipment                        83,889         83,889
     Furniture and equipment                 12,761         12,761
     Less - accumulated depreciation        (23,651)       (19,868)
                                        -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT            72,999         76,782
                                        -----------    -----------
   OTHER ASSETS
     Investments                          1,305,950      1,298,750
     Organization costs, net                  4,917          5,234
                                        -----------    -----------
     TOTAL OTHER ASSETS                   1,310,867      1,303,984
                                        -----------    -----------
     TOTAL ASSETS                       $ 3,997,466    $ 3,982,592
                                        ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        December 31,   September 30,
                                        1998           1998
                                        (Unaudited)    (Audited)
   CURRENT LIABILITIES
     Accounts payable                   $     67,115   $     65,815
     Accrued expenses                          3,000          3,000
                                        ------------   ------------
   TOTAL CURRENT LIABILITIES                  70,115         68,815
                                        ------------   ------------

   LONG-TERM DEBT                                 -              -
                                        ------------   ------------

   COMMITMENTS AND CONTINGENCIES                  -              -
                                        ------------   ------------

   SHAREHOLDERS' EQUITY
     Common stock, $.01 par value;
      40,000,000 shares authorized,
      18,932,565 and 19,003,565
      shares issued and outstanding,
      respectively                           189,325        190,035
     Additional paid-in capital           11,305,155     11,889,838
     Stock subscriptions receivable          (30,000)      (700,000)
     Deficit accumulated during
      development stage                   (7,537,129)    (7,466,096)
                                        ------------   ------------

     TOTAL SHAREHOLDERS' EQUITY            3,927,351      3,913,777
                                        ------------   ------------
     TOTAL LIABILITIES  AND
       STOCKHOLDERS' EQUITY             $  3,997,466   $  3,982,592
                                        ============   ============


   The accompanying notes are an integral part of these financial statements.

                                F-3

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

                                        Three months ended
                              December 31,   December 31,   December
                              1998           1997           31, 1996
REVENUES                      $      -       $      -       $      -
                              ---------      ---------      ---------
GENERAL AND ADMINISTRATIVE EXPENSES
 Mineral leases                      -              -              -
                              ---------      ---------      ---------
 Depreciation and
  amortization                    4,847         13,776          9,587
 Officers and directors
  compensation                   57,540         97,041         73,625
 General and administrative      15,704        279,799        257,250
                              ---------      ---------      ---------
     Total expenses              78,091        390,616        340,462
                              ---------      ---------      ---------
OPERATING (LOSS)                (78,091)      (390,616)      (340,462)
                              ---------      ---------      ---------
OTHER INCOME (EXPENSES)
 Interest income                  7,058          5,971          3,833
 Interest expense                    -              -          (1,215)
                              ---------      ---------      ---------
 Gain on property interest
  sold                               -              -              -
                              ---------      ---------      ---------
 Loss on disposition and
  impairment of assets               -          (1,345)        (1,769)
                              ---------      ---------      ---------
Total other income (expenses)     7,058          4,626            849
                              ---------      ---------      ---------
NET LOSS                      $ (71,033)     $(385,990)     $(339,613)
                              ---------      ---------      ---------
NET LOSS PER COMMON SHARE     $   (0.004)    $  (0.028)     $  (0.032)
                              ==========     =========      =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING  18,708,228     13,565,232     10,701,742
                              ==========     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                                F-4a






                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

                                             Period from
                                             February 17,
                                             1994 (Inception)
                                             Through
                                             December 31, 1997
REVENUES                                     $         -
                                             ------------
GENERAL AND ADMINISTRATIVE EXPENSES
 Mineral leases                                   555,706
 Depreciation and amortization                    200,528
 Officers and directors compensation            1,410,800
 General and administrative                     3,413,469
                                             ------------
     Total expenses                             5,580,503
                                             ------------
OPERATING (LOSS)                               (5,580,503)
                                             ------------
OTHER INCOME (EXPENSES)
 Interest income                                   65,665
 Interest expense                                 (74,348)
 Gain on property interest sold                 1,875,281
 Loss on disposition and
  impairment of assets                         (3,823,223)
                                             ------------
     Total other income (expenses)             (1,956,625)
                                             ------------
  NET LOSS                                   $ (7,537,128)
                                             ------------
     NET LOSS PER COMMON SHARE               $     (0.704)
                                             ============
     WEIGHTED AVERAGE  NUMBER OF
      COMMON SHARES OUTSTANDING                10,710,609
                                             ============



   The accompanying notes are an integral part of these financial statements.

                                F-4b

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' EQUITY

                                             Common Stock
                                        Number
                                        of Shares      Amount
Balance, 02/17/94                              -       $     -

Issuance in May 1994 of
  shares at $.002 per share
  to officers and directors in
  exchange for assignment
  of mining property option             2,250,000        22,500
Issuance in July 1994 of shares
  for cash at $.402 in private
  placement, net of costs               1,050,000        10,500
Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $.417 per share               150,000         1,500
Net loss for the year ended
  November 30, 1994                            -             -
                                        ---------      --------
Balance, 11/30/94                       3,450,000        34,500

Issuance of shares in debt
  offering at $.03 per share              416,250         4,163
Issuance of shares for
  mineral properties valued
  at $1.00 per share                      262,500         2,625
Issuance of shares for cash
  at $1.00 per share                       15,000           150
Stock issuance costs                           -             -
Issuance of shares to acquire
  Consolidated Royal Mines, Inc.
  at $.15 per share                     2,434,563        24,346
                                        ---------      --------
Balance forward                         6,578,313      $ 65,784
                                        ---------      --------




   The accompanying notes are an integral part of these financial statements.

                                F-5a






       10                  ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' EQUITY

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance, 02/17/94        $       -      $      -       $      -
Issuance in May 1994
  of shares at $0.002
  per share to officers
  and directors in exchange
  for assignment of mining
  property option           (18,500)           -           4,000
Issuance in August 1994 of
  shares for cash at $0.402
  in private placement, net
  of costs                  411,116            -         421,616
Issuance in August 1994 of
  shares to a director in
  exchange for services,
  valued at $0.417
  per share                  61,000            -          62,500
Net loss for the year ended
  November 30, 1994              -       (211,796)      (211,796)
                         ----------     ---------      ---------
Balance, 11/30/94           453,616      (211,796)       276,320
Issuance of shares in
  debt offering at
  $0.03 per share             9,712            -          13,875
Issuance of shares for
  mineral properties valued
  at $1.00 per share        259,875            -         262,500
Issuance of shares for cash
  at $1.00 per share         14,850            -          15,000
Stock issuance costs        (58,202)           -         (58,202)
Issuance of shares to
  acquired Consolidated
  Royal Mines, Inc. at
  $.15 per share            335,750            -         360,096
                         ----------     ---------      ---------
Balance forward          $1,015,601     $(211,796)     $ 869,589
                         ----------     ---------      ---------

   The accompanying notes are an integral part of these financial statements.

                                F-5b

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                                        Common Stock
                                   Number
                                   of Shares      Amount
Balance forward                    6,578,313      $ 65,784
Issuance of shares to directors
  and employees for services at
  prices ranging from $2.00 to
  $2.50 per share                     12,750           127
Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share                 800,000         8,000
Issuance of shares for cash
  at prices ranging from $1.50
  to $2.00 per share                 166,000         1,660
Issuance of shares in exchange
  for debt at $1.50 per share        200,000         2,000
Net loss for the ten months
  ended September 30, 1995                -             -
                                   ---------      --------
Balance, September 30, 1995        7,757,063      $ 77,571
Issuance of shares for
  cash at $1.50 per share          1,176,832        11,769
Issuance of shares to
  directors and employees
  for services at $1.50
  per share                          222,700         2,227
Issuance of shares in
  exchange for debt at $1.50
  per share                          406,050         4,060
Issuance of shares for cash
  at $2.20 per share                 150,000         1,500
Issuance of warrants for cash
  at $.05 per warrant                     -             -
                                   ---------      --------
Balance Forward                    9,712,645      $ 97,127
                                   _________      ________


   The accompanying notes are an integral part of these financial statements.

                                F-6a



       12                  ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward          $ 1,015,601    $ (211,796)    $   869,598
Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to
  $2.50 per share             29,473            -           29,600
Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share       2,530,126            -        2,538,126
Issuance of shares for cash
  prices ranging from $1.50
  to $2.00 per share         247,340            -          249,000
Issuance of shares in
  exchange for debt at
  $1.50 per share            298,000            -          300,000
Net loss for the ten
  months ended 09/30/95           -       (750,939)       (750,939)
                         -----------    ----------     -----------
Balance, 09/30/95        $ 4,120,540    $ (962,735)    $ 3,235,376
Issuance of shares for
  cash-$1.50 per share     1,754,010            -        1,765,779
Issuance of shares to
  directors and employees
  for services at $1.50
  per share                  331,823            -          334,050
Issuance of shares in
  exchange for debt at
 $1.50 per share             605,015            -          609,075
Issuance of shares for cash
  at $2.20 per share         328,500            -          330,000
Issuance of warrants for cash
  at $.05 per warrant         41,068            -           41,068
                         -----------    ----------     -----------
Balance Forward          $ 7,180,956    $ (962,735)    $ 6,315,348
                         -----------    ----------     -----------

   The accompanying notes are an integral part of these financial statements.

                                F-6b

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                                        Common Stock
                                   Number
                                   of Shares      Amount
Balance forward                     9,712,645     $ 97,127
Issuance of shares for cash
  at $1.62 per share                   65,000          650
Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share                     107,500        1,075
Issuance of shares for cash at
  $0.75 per share                     200,000        2,000
Issuance of shares for cash at
  $1.70 per share                     250,000        2,500
Cancellation of 35,000 shares
  received in exchange for
  return of mining property           (35,000)        (350)
Payment to Centurion Mines
  for option to repurchase
  stock                                    -            -
Issuance of shares for joint
  venture in mining property
  at $1.50 per share                  100,000        1,000
Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share                     (25,000)        (250)
Issuance of shares for
  mining property at
  $1.50 per share                      20,000          200
Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share                      39,375          394
Issuance of shares for services
  at $1.50 per share                  215,334        2,153
                                   ----------     --------
Balance forward                    10,649,854     $106,499
                                   ----------     --------

   The accompanying notes are an integral part of these financial statements.


                                 F-7a





                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward          $ 7,180,956    $ (962,735)    $ 6,315,348
Issuance of shares for cash
  at $1.62 per share         104,650            -          105,300
Issuance of shares for cash to
  directors and employees at
  prices ranging from $1.62 to
  $2.08 per share            181,175            -          182,250
Issuance of shares for cash at
  $0.75 per share            147,985            -          149,985
Issuance of shares for cash at
  $1.70 per share            422,500            -          425,000
Cancellation of 35,000 shares
  received in exchange for
  return of mining property (109,025)           -         (109,375)
Payment to Centurion Mines
  for option to repurchase
  stock                           -        (50,000)        (50,000)
Issuance of shares for joint
  venture in mining property
  at $1.50 per share         149,000            -          150,000
Repurchase of 25,000 shares
  issued for joint venture at
  $1.40 per share            (34,750)           -          (35,000)
Issuance of shares for
  mining property at
  $1.50 per share             29,800            -           30,000
Issuance of shares to
  noteholders for
  extension of notes at
  $1.50 per share             58,669            -           59,063
Issuance of shares for services
  at $1.50 per share         320,848            -          323,001
                         -----------    ----------     -----------
Balance forward          $ 8,451,808   $(1,012,735)    $ 7,545,572
                         -----------    ----------     -----------


   The accompanying notes are an integral part of these financial statements.

                                F-7b

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                                        Common Stock
                                   Number
                                   of Shares      Amount
Balance forward                    10,649,854     $ 106,499
Stock issuance costs                       -             -
Net loss for the year
  ended September 30, 1996                 -             -
                                   ----------     ---------
Balance, 09/30/96                  10,649,854     $ 106,499

Issuance of shares for
 cash at $0.75 per share            2,491,000        24,910
Stock issuance costs                       -             -
Issuance of shares to directors
 and employees for services
 at $1.00 per share                   110,500         1,105
 at $1.75 per share                    25,000           250
Issuance of shares for services
 at $1.25 per share                    98,250           982
Issuance of shares for mining
 property at $1.00 per share           60,000           600
Cancellation of 25,000 shares
 received in exchange for
 return of mining property            (25,000)         (250)
Issuance of shares for services:
 at $1.00 per share                    25,500           255
 at $0.75 per share                    47,128           471
Payment for extension of warrants
 for one year                              -             -
Net loss for the year ended
 September 30, 1997                        -             -
                                   ----------     ---------
Balance, September 30, 1997        13,482,232     $ 134,822
                                   ----------     ---------





   The accompanying notes are an integral part of these financial statements.

                                F-8a





                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                             Additional                    Total
                             Paid-in        Accumulated    Stockholders'
                             Capital        Deficit        Equity
Balance forward              $ 8,451,808    $(1,012,735)   $ 7,545,572
Stock issuance costs             (15,000)            -         (15,000)
Net loss for the year
  ended 09/30/96                      -      (2,045,082)    (2,045,082)
                             -----------    -----------    -----------
Balance, 09/30/96              8,436,808     (3,057,817)     5,485,490

Issuance of shares for
 cash at $0.75 per share       1,843,340             -       1,868,250
Stock issuance costs             (30,000)            -         (30,000)
Issuance of shares to directors
 and employees for services
 at $1.00 per share              109,395             -         110,500
 at $1.75 per share               18,500             -          18,750
Issuance of shares for services
 at $1.25 per share              121,829             -         122,811
Issuance of shares for mining
 property at $1.00 per share      59,400             -          60,000
Cancellation of 25,000 shares
 received in exchange for
 return of mining property       (81,000)            -         (81,250)
Issuance of shares for services:
 at $1.00 per share               25,245             -          25,550
 at $0.75 per share               34,875             -          35,346
Payment for extension of warrants
 for one year                      5,500             -           5,500
Net loss for the year ended
 September 30, 1997                   -      (1,770,771)    (1,770,711)
                             -----------    -----------    -----------
Balance, 09/30/97            $10,543,892    $(4,828,528)   $ 5,850,186
                             -----------    -----------    -----------






   The accompanying notes are an integral part of these financial statements.

                                 F-8b

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                         Common Stock                  Additional
                         Number                        Paid-in
                         of Shares      Amount         Capital
Balance forward          13,482,232     $ 134,822      $ 10,543,892
Issuance of shares for
  cash at $0.75 per share    10,000           100             7,400
Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from
 $0.34 per shares to
 $0.91 per share            398,000         3,980           202,680
Issuance of shares for
 mining property at
 $0.75 per share            200,000         2,000           148,000
Issuance of shares for
 cash at $0.15 per share  1,913,333        19,133           267,866
Issuance of shares in
 exchange for cash and
 note at $0.25 per share  3,000,000        30,000           720,000
Net loss for year ended
 September 30, 1998              -             -                 -
                         ----------     ---------      ------------
Balance at 09/30/98      19,003,565     $ 190,035      $ 11,889,838
Issuance of shares to
 directors for services
 at $0.06 per share         959,000         9,590            47,950
Issuance of shares for
 cash investment and
 receivable                 970,000         9,700            47,500
Shares returned to treasury
 for cancellation
 of receivable           (2,000,000)      (20,000)         (680,000)
Stock issuance costs             -             -               (133)
Net loss for quarter ended
 December 31, 1998               -             -                 -
                         ----------     ---------      ------------
Balance at 12/31/98      18,932,565     $ 189,325      $ 11,305,155
                         ==========     =========      ============



   The accompanying notes are an integral part of these financial statements.

                                F-9a




                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                                                       Total
                         Subscription   Accumulated    Stockholders'
                         Receivable     Deficit        Equity
Balance forward          $       -      $ (4,828,528)  $  5,850,186
Issuance of shares for
  cash at $0.75 per share        -                -           7,500
Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from
 $0.34 per shares to
 $0.91 per share                 -                -         206,660
Issuance of shares for
 mining property at
 $0.75 per share                 -                -         150,000
Issuance of shares for
 cash at $0.15 per share         -                -         286,999
Issuance of shares in
 exchange for cash and
 note at $0.25 per share   (700,000)              -          50,000
Net loss for year ended
 September 30, 1998              -        (2,637,568)    (2,637,568)
                         ----------     ------------   ------------
Balance at 09/30/98      $ (700,000)    $ (7,466,096)  $  3,913,777
Issuance of shares to
 directors for services
 at $0.06 per share              -                -          57,540
Issuance of shares for
 cash investment and
 receivable                 (30,000)              -          27,200
Shares returned to treasury
 for cancellation
 of receivable              700,000               -              -
Stock issuance costs             -                -            (133)
Net loss for quarter ended
 December 31, 1998               -           (71,033)       (71,033)
                         ----------     ------------   ------------
Balance at 12/31/98         (30,000)    $ (7,537,129)  $  3,927,351
                         ==========     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 F-9b

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS

                                            Three months ended
                                        December 31,   December 31,
                                        1998           1997
Cash flows from operating activities:
 Net loss                               $ (71,033)     $ (385,990)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Loss on sale of equipment
   Depreciation and amortization            4,847          13,776
   Issuance of common stock
    for services                           57,540          85,608
   Write-off of option costs
   Write-off of joint venture costs                            -
   Write-off of mineral properties
   Loss on devaluation of investments
 Changes in assets and liabilities:
  Note receivable                          (5,000)             -
  Interest receivable                      (7,058)         (1,625)
  Prepaid expenses                                         (6,295)
  Other assets                                 -              317
  Mineral properties
  Accounts payable                          1,300         (14,145)
  Accrued expenses                             -           (4,653)
                                        ---------      ----------
  Net cash used in operating
   activities                             (19,404)       (313,007)
                                        ---------      ----------
Cash flows from investing activities:
  Purchase of investments                      -               -
  Sale of assets                               -            2,600
  Purchase and development of
   mineral properties                          -          (34,290)
  Sale of mineral properties                   -
  Sale of investment                           -
  Purchase of fixed assets                     -               -
                                        ---------      ----------
   Net cash provided by (used in)
    investing activities                        0         (31,690)
                                        ---------      ----------

   The accompanying notes are an integral part of these financial statements.


                                F-10a




                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS

                                           Three months ended
                                        December 31,   December 31,
                                        1998           1997
Cash flows from financing activities:
  Stock issuance and offering costs        19,868              -
  Proceeds received on long-term debt          -               -
  Payments made on notes payable               -               -
  Issuance of common stock for cash                         7,500
  Payment for option to repurchase stock
  Issuance of common stock for
   accrued interest                            -               -
  Issuance of common stock for extension of
   notes payable maturation                    -               -
  Payment for return of stock issued for
   mining property interest                    -               -
  Payment of joint venture costs               -               -
  Issuances of warrants for cash               -               -
                                        ---------      ----------
   Net cash provided by (used in)
    financing activities:                  19,868           7,500
                                        ---------      ----------
   Net increase (decrease) in cash      $     464      $ (337,197)
                                        ---------      ----------

















   The accompanying notes are an integral part of these financial statements.

                                    F-10b






                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                                                       From
                                        Three months   02/17/94
                                        ended          Inception
                                        December 31,   Through
                                        1998           12/31/98
Cash flows from operating activities:
 Net loss                               $ (339,613)    $ (7,537,128)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Loss on sale of equipment                                 12,585
   Depreciation and amortization             9,587          195,737
   Issuance of common stock
    for services                            89,061        1,326,256
   Write-off of option costs                                517,871
   Write-off of joint venture costs             -           160,000
   Write-off of mineral properties                        1,097,737
   Loss on devaluation of investments                     1,997,813
 Changes in assets and liabilities:
  Note receivable                               -            (5,000)
  Interest receivable                       (3,833)         (24,164)
  Prepaid expenses                         (11,241)         (30,600)
  Other assets                                  -            (9,801)
  Mineral properties                                         (4,674)
  Accounts payable                         (10,053)          67,115
  Accrued expenses                          (3,282)           2,188
                                        ----------     ------------
  Net cash used in operating
   activities                             (269,374)      (2,234,065)
                                        ----------     ------------
Cash flows from investing activities:
  Purchase of investments                       -        (3,004,062)
  Sale of assets                               500            5,685
  Purchase and development of
   mineral properties                      (16,276)      (1,941,690)
  Sale of mineral properties                              1,093,750
  Sale of investment                                         70,000
  Purchase of fixed assets                  (2,830)        (213,187)
                                        ----------     ------------
   Net cash provided by (used in)
    investing activities                   (18,606)      (3,989,504)
                                        ----------     ------------


   The accompanying notes are an integral part of these financial statements.

                                F-10c





                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                                                       From
                                        Three months   02/17/94
                                        ended          Inception
                                        December 31,   Through
                                        1998           12/31/98
Cash flows from financing activities:
  Stock issuance and offering costs        (30,000)        (154,967)
  Proceeds received on long-term debt           -           675,000
  Payments made on notes payable           (25,000)        (174,206)
  Issuance of common stock for cash             -         5,872,564
  Payment for option to repurchase stock                    (50,000)
  Issuance of common stock for
   accrued interest                             -            38,158
  Issuance of common stock for extension of
   notes payable maturation                     -            59,063
  Payment for return of stock issued for
   mining property interest                     -           (35,000)
  Payment of joint venture costs                -           (50,000)
  Issuances of warrants for cash                -            46,568
                                        ----------     ------------
   Net cash provided by (used in)
    financing activities:                  (55,000)       6,227,180
                                        ----------     ------------
   Net increase (decrease) in cash      $ (342,980)    $      3,611
                                        ----------     ------------
















   The accompanying notes are an integral part of these financial statements.

                                         F-10d

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS

                                           Three months ended
                                        December 31,   December 31,
                                        1998           1997
Net increase in cash (balance forward)  $    464       $ (337,197)

Cash, beginning of period                  3,147          594,577
                                        --------       ----------
Cash, end of period                     $  3,611       $  257,380
                                        ========       ==========
Supplemental cashflow disclosure:

  Income taxes                          $     -        $       -
  Interest                              $     -        $       -

Non-cash financing activities:

 Common stock issued for services
   rendered                             $ 57,540       $   85,608
 Common stock issued for mineral
   properties                           $     -        $       -
 Common stock issued for exchange
  for debt                              $ 30,000       $       -
 Common stock issued in acquisition
  of Consolidated Royal Mines, Inc.     $     -        $       -
 Option rights acquired in exchange
  for a payable                         $     -        $       -
 Common stock issued for assignment
  of mining property options            $     -        $       -
 Common stock issued in exchange
  for common stock of Ashington
  Mining Corp.                          $  7,200       $       -




   The accompanying notes are an integral part of these financial statements

                                F-11a










                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS

                                                       From
                                        Three months   02/17/94
                                        ended          Inception
                                        December 31,   Through
                                        1998           12/31/98
Net increase in cash (balance forward)  $ (342,980)    $     3,611

Cash, beginning of period                  688,716              -
                                        ----------     -----------
Cash, end of period                     $  345,736     $     3,611
                                        ==========     ===========
Supplemental cashflow disclosure:

  Income taxes                          $       -      $       350
  Interest                              $    5,000     $    25,655

Non-cash financing activities:

 Common stock issued for services
   rendered                             $   89,061     $ 1,326,258
 Common stock issued for mineral
   properties                           $       -      $ 3,190,626
 Common stock issued for exchange
  for debt                              $       -      $   952,950
 Common stock issued in acquisition
  of Consolidated Royal Mines, Inc.     $       -      $   360,096
 Option rights acquired in exchange
  for a payable                         $       -      $    79,000
 Common stock issued for assignment
  of mining property options            $       -      $     4,000
 Common stock issued in exchange
  for common stock of Ashington
  Mining Corp.                          $       -      $     7,200

   The accompanying notes are an integral part of these financial statements.

                                F-11b

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 1998

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

The $2,229,411 cost of mineral properties included in the accompanying balance sheet as of December 31, 1998 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable.
The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Outstanding warrants were not included in the computation of loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidilutive.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Properties
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charges to operations at the time of impairment.

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision For Taxes
At December 31, 1998, the Company had net operating loss carryforwards of approximately $7,400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken in the fourth quarter of fiscal 1998, the Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1998.

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 3 - MINERAL PROPERTIES

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

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through December 31, 1998, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property. See Note 16 on related litigation.

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 3 - MINERAL PROPERTIES (Continued)

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

Australian Mineral Property Joint Venture
In March 1995, Celebration entered into a joint venture agreement with an Australian company for exploration of a certain mineral property in Australia. Under the original terms of the Joint venture agreement, Celebration could acquire a 10% interest by paying $100,000 in April 1995. No additional funds were paid or required to be paid subsequent to the initial payment.
                            *     *     *

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 3 - MINERAL PROPERTIES (Continued)

Australian Mineral Property Joint Venture (Continued)
The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause
changes or delays in the Company's activities.   The Company's mineral
properties are valued at the lower of cost of net realizable value.

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

Argentina Properties
On February 10, 1997 the Company negotiated an option to buy 12 different potential mine sites in Argentina. During the second quarter of fiscal 1998, the Company elected to drop the option, returned the properties to their owner, and recorded a loss of $114,341.

Mexico Properties
On January 20, 1997, the Company executed an agreement to acquire four mining properties in Nayarit, Mexico with stipulated annual payment to be applied against a purchase price of $5,000,000. In the fourth quarter of fiscal 1998, the Company elected to forfeit its interest in the aforementioned Mexican properties and, resultantly, recorded a loss of $74,194.

On February 19, 1998, the Company sold a working interest in a Mexican joint venture that resulted in a gain of $1,454,062.

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 4 - MINERAL PROPERTY DISPOSITIONS (Continued)

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 6 - INVESTMENTS (Continued)

Metalline Mining Company (Continued)
On January 12, 1998, this stock was transferred to Dakota Mining
Corporation plus $100,000 cash in exchange for a 35% working interest in a joint venture with Metalline Mining co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. No gain or loss was recognized on this transaction. See information below and Note 20.

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

he Company currently owns 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which is approximately 12% of the total outstanding shares at September 30, 1998. On September 30, 1998, the market value of the Company's investment in Grand Central had dropped to $926,250 ($0.75 per share), at which time the Company recorded a loss on its investment of $1,997,812.

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 6 - INVESTMENTS (Continued)

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

Ashington Mining Corporation
In November 1998, the Company acquired 100,000 shares of Ashington Mining Corporation in exchange for 120,000 shares of its common stock, which was then trading at $0.06 per share. The Company recorded the Ashington stock at $7,200.

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

          Description                             Useful Life
          Deferred debt issuance costs            1 year
          Organization costs                      5 years

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 8 - COMMON STOCK (Continued)

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 8 - COMMON STOCK (Continued)

In November 1998, the Company sold 220,000 shares of its common stock at $0.06 per share to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200 (Note 6).

In October 1998, the Company issued 959,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance which was $0.06.

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 1998, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders that represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 share of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of December 31, 1998, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999.

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

On March 22, 1996, the Board of Directors approved the issuance of warrants to purchase 625,000 shares of common stock of the Company to an investor in partial completion of a private placement of stock. These warrants expired unexercised on September 30, 1998. On April 10, 1996, following the close of the second quarter of fiscal 1996, the Board of Directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants expired unexercised on April 12, 1998.

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. As of December 31, 1998, none of the warrants had been exercised.

NOTE 10 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At December 31, 1998, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997 and 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the twelve months ended September 30, 1998. No shares were granted during the three-month period ended December 31, 1998.

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 11 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at December 31, 1998 and September 30, 1998:

                              December 31,        September 30,
                              1998                1998
Applicable to:
          Common stock        $ 11,258,587        $ 11,843,270
          Stock Warrants            46,568              46,568
                              ------------        ------------
                              $ 11,305,155        $ 11,889,838
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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 12 - OPTIONS INVOLVING MINERAL PROPERTIES (Continued)

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

At December 31, 1998, no shares were acquired from Centurion under this option agreement. See Note 15.

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 14  -  LETTER OF INTENT WITH TECK EXPLORATION LTD.

On October, 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration, Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplated initial drilling program funded by Teck.

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 17 - WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING CO.

 On January 15, 1998, the Company acquired a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. The project was formerly a joint venture between Metalline and Dakota Mining Corp.
Royal acquired the interest from Dakota in exchange for $100,000 cash, 200,000 shares of Metalline common stock, which Royal carried on its books as an investment, and 200,000 shares of Royal Silver common stock. Dakota retained a net smelter return royalty on future production from the project. See Note 6.

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

                      ROYAL SILVER MINES, INC.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1998
NOTE 18 - NOTES RECEIVABLE

At December 31, 1998, the Company's note receivable consisted primarily of a $350,000 receivable from Grand Central Silver Mines, Inc. This note bears interest at 8%, is uncollateralized, and matures February 15, 1999.

NOTE 19 - GOING CONCERN

As shown in the financial statement, the Company incurred a net loss of $71,033 for the quarter ending December 31, 1998 and an accumulated deficit of $7,537,129 since inception. Cash to accumulated deficits has decreased from a ratio of 12.31% as of September 30, 1997 to 0.05% as of December 31, 1998.

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

NOTE 20 - SUBSEQUENT EVENT

In January 1999, the Company entered into a technology licensing agreement with Integrated Environmental Technologies, LLC (IET), a New York limited liability company, to acquire, develop and exploit mineral deposits using IET technology. IET technology involves high temperature systems that utilize plasma technology for processing materials and includes trade secrets, inventions (whether patented or unpatented), information, data and experience. Upon completion of agreed upon conditions, the Company will be granted a world wide exclusive license to practice IET technologies necessary for the extraction and recovery of copper from enargite ores and gold and silver from arsenic rich ores or residual process streams from milling and smelting operations not to include certain properties in and around the Yuma, Arizona region.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to December 31, 1998, the Company accumulated a deficit of $7,537,129.

At December 31, 1998, $2,229,411 of the Company's total assets of $3,997,466 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production.
The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At December 31, 1998, the Company had working capital of $314,074. This amount is a slight improvement in liquidity and capital resources from its working capital position of $303,600 at September 30, 1998 but represents some deterioration from working capital of $357,646 at September 30, 1997. The largest single element of working capital is a promissory note for $350,000 (from Grand Central Silver Mines, Inc.) which matures in 1999. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $20,000 in the quarter ending December 31, 1998, $303,600 in the year ending September 30,
1998; and $1,843,750 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the first quarter of fiscal 1998, the Company slightly increased its accounts payable while accrued expenses and accounts payable remained steady. Accordingly, the Company's current liabilities moved from $68,815 at September 30, 1998 to $70,115 at December 31, 1998. The
Company had no long-term debt at September 30, 1998 or at December 31, 1998.

The Company has estimated that it will need minimal capital resources of approximately $20,000-25,000 per month to meet its estimated expenditures for fiscal 1999. In recent years, several key members of management, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds, (primarily through the private placement of shares and warrants) and during the fiscal year ending September 30, 1998, the Company raised $344,500 in funds from private placement of its shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

     Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense principally from joint venture revenues or private placement funds. Financing for the Company's exploration and development of mineral properties is expected to come primarily from the contributions of its joint venture participants and from the funds generated form such joint ventures and other lease or royalty arrangements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998, RESPECTIVELY. General and administrative expenses plummeted from $390,616 during the first quarter of fiscal 1998 to $78,091 during the first quarter of fiscal 1999. This increase is principally due to greatly reduced consulting expenses and compensation to officers and directors. As a result, during the first quarter of fiscal 1998 compared to the first quarter of 1999, the net loss decreased from $385,990 to $71,033 while the net loss per share improved from a loss of $0.028 to a loss of $0.004.

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

                     PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation with the exception of the following:

     1. The Company is a defendant in a lawsuit filed by some of its shareholders for alleged violations of securities laws. The suit was filed in the U.S. District Court in Denver on January 22, 1998 with Rounds et al as plaintiffs vs. Royal Silver Mines, Inc. et al as defendants. Plaintiffs seek damages and attorneys' fees in their lawsuit, which alleges that defendants made false/misleading statements and omitted material disclosures in connection with public trading of Royal's common stock during the period May 1996 to August 1997. The Company believes that this lawsuit is completely without merit. The Company is not aware of any similar action(s) contemplated or instituted by governmental authorities. The trial court sustained the Company's motion for summary judgment dismissing claims against it for omissions of material fact.

    2.  The Company is also a defendant in a lawsuit filed by Thomas
F. Miller (et al.), in the First Judicial Court in and for Box Elder County, State of Utah. The suit, which alleges that the Company failed to transfer common stock in exchange for a mining interest, asks for actual and punitive damages. The Company believes that this lawsuit is without merit and has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail.

    3. In July 1998, the Company filed an action in federal court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S. Environmental Protection Agency, Shoshone County, and Fawcett International. Management believes that there is a good likelihood of prevailing in this matter.

    None of the Officers and Directors have been convicted of a felony or none have been convicted of any criminal offense, felony and misdemeanor relating to securities or performance of corporate office. To the best knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits

Item
Number    Document

10.15     Integrated Environmental Technologies - Technology Licensing
          Agreement.

27        Financial Data Schedule.


=======================================================================
                             SIGNATURES
=======================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 11th day of February, 1999.

                                   ROYAL SILVER MINES, INC.


                                   BY:  /s/ Howard Crosby
                                        Howard Crosby, President,
                                        Treasurer and member of the
                                        Board of Directors