Form 10-Q
period 1999-03-31
ROYAL SILVER MINES INC
filed 1999-05-17
CIK 933157

_____________________________________________________________________
_____________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  March 31, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:

                 __________________________________
                 Commission File Number:    0-25170
                 __________________________________

                      ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                               87-0306609
(State or other jurisdiction of    (I.R.S. Employer
Incorporation or organization)     Identification Number)

                        1010 Ironwood Drive
                             Suite 105
                    Coeur d'Alene, Idaho   83814
(Address of Principal Executive Offices, including Zip Code.)

                          (208) 769-7340
       (Registrant's telephone number, including area code.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]            No [   ]

The number of shares outstanding at March 31, 1999: 19,432,565 shares

______________________________________________________________________
______________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

     Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 3-36. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of March 31, 1999 and September 30, 1998, and the results of operations, stockholders' equity and cash flows for the six months and three months ended March 31, 1999, and 1998, and from inception on February 17, 1994 through March 31,1999, in conformance with generally accepted accounting principles.

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

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                     ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the six months ended March 31, 1999, and for the period from February 17, 1994 (inception) through March 31, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 10, 1999

                      ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                              March 31,      September 30,
                              1999           1998
ASSETS                        (Unaudited)    (Audited)
CURRENT ASSETS
Cash                          $    35,048    $     3,147
Note receivable                        -         350,000
Interest receivable                    -          17,106
Prepaid expenses                      415          2,162
                              -----------    -----------
TOTAL CURRENT ASSETS               35,463        372,415
                              -----------    -----------
MINERAL PROPERTIES              2,274,411      2,229,411
                              -----------    -----------
PROPERTY AND EQUIPMENT
Mining equipment                  183,889         83,889
Furniture and equipment            12,761         12,761
Less accumulated depreciation     (32,434)       (19,868)
                              -----------    -----------
TOTAL PROPERTY AND EQUIPMENT      164,216         76,782
                              -----------    -----------
OTHER ASSETS
 Investments                    1,273,502      1,298,750
Organization costs, net             3,501          5,234
                              -----------    -----------
TOTAL OTHER ASSETS              1,277,003      1,303,984
                              -----------    -----------

TOTAL ASSETS                  $ 3,751,093    $ 3,982,592
                              ===========    ===========
















       The accompanying notes are an integral part of these
                       financial statements.

                     ROYAL SILVER MINES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

                              March 31,      September 30,
                              1999           1998
                              (Unaudited)    (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable             $    70,615         $    65,815
 Accrued expenses                     500               3,000
                              -----------         -----------
TOTAL CURRENT LIABILITIES          71,115              68,815
                              -----------         -----------
LONG TERM DEBT                         -                   -
                              -----------         -----------
COMMITMENTS AND CONTINGENCIES          -                   -
                              -----------         -----------
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value;
  40,000,000 shares authorized,
  19,432,565 and 19,003,565
  shares issued and outstanding,
  respectively                    194,325             190,035
 Additional paid-in capital    11,363,655          11,889,838
 Stock subscriptions
  receivable                      (30,000)           (700,000)
 Deficit accumulated during
  development stage            (7,848,002)         (7,466,096)
                              -----------         -----------
TOTAL STOCKHOLDERS' EQUITY      3,679,978           3,913,777
                              -----------         -----------
TOTAL LIABILITIES  AND
 STOCKHOLDERS' EQUITY         $ 3,751,093         $ 3,982,592
                              ===========         ===========









       The accompanying notes are an integral part of these
                       financial statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                     Three months ended           Six months ended
                    March 31,      March 31,      March 31,
                    1998           1999           1998
REVENUES            $        -     $         -    $        -
                    -----------    ------------   -----------
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property
 expense                193,697              0        193,697
Depreciation and
 amortization            13,890          10,200        27,666
Officers' and directors'
 compensation             8,236           2,000       105,277
General and
 administrative          21,090          51,562       300,890
                    -----------    ------------   -----------
TOTAL EXPENSES          236,913          63,762       627,530
                    -----------    ------------   -----------
OPERATING LOSS         (236,913)        (63,762)     (627,530)
                    -----------    ------------   -----------
OTHER INCOME (EXPENSES)
Interest income           5,611             -          11,582
Interest expense             -              -              -
Gain on property
 interest sold        2,010,313             -       2,010,313
Loss on disposition
 and impairment
  of assets            (116,396)      (247,111)      (115,051)
                    -----------    -----------    -----------
Total other income
 (expense)            1,899,528       (247,111)     1,906,844
                    -----------    -----------    -----------
NET INCOME (LOSS)   $ 1,662,615    $  (310,873)   $ 1,279,314
                    ===========    ===========    ===========
NET INCOME (LOSS) PER
 COMMON SHARE       $      0.11    $     (0.02)   $      0.09
                    ===========    ===========    ===========
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING   14,620,121     19,833,121     14,120,676
                    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                F-4a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                  Period from
                                                  February 17,
                                                  1994 (inception)
                              Six months ended    through
                              March 31, 1999      March 31, 1999
REVENUES                      $         -         $        -
                              ------------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property
 expense                                -             555,706
Depreciation and
 amortization                       15,047            210,728
Officers' and directors'
 compensation                       59,540          1,412,800
General and
 administrative                     67,266          3,465,031
                              ------------        -----------
TOTAL EXPENSES                     141,853          5,644,265
                              ------------        -----------
OPERATING LOSS                    (141,853)        (5,644,265)
                              ------------        -----------
OTHER INCOME (EXPENSES)
Interest income                      7,058             65,665
Interest expense                        -             (74,348)
Gain on property
 interest sold                          -           1,875,281
Loss on disposition
 and impairment
  of assets                       (247,112)        (4,070,335)
                              ------------        -----------
Total other income
 (expense)                        (240,054)        (2,203,737)
                              ------------        -----------
NET INCOME (LOSS)             $   (381,907)       $(7,848,002)
                              ============        ===========
NET INCOME (LOSS) PER
 COMMON SHARE                 $      (0.02)       $     (0.70)
                              ============        ===========
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING              19,260,323         11,174,576
                              ============        ===========


   The accompanying notes are an integral part of these financial statements.

                                 F-4b 8
                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

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

                                F-5a

       9                  ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

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

                                F-6a
       11                 ROYAL SILVER MINES, INC.
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

                                 F-7a 13
                      ROYAL SILVER MINES, INC.
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

                                F-8a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY
                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward          $ 8,451,808    $(1,012,735)   $ 7,545,572
Stock issuance costs         (15,000)            -         (15,000)
Net loss for the year
  ended 09/30/96                  -      (2,045,082)    (2,045,082)
                         -----------    -----------    -----------
Balance, 09/30/96          8,436,808     (3,057,817)     5,485,490

Issuance of shares for
 cash at $0.75 per share   1,843,340             -       1,868,250
Stock issuance costs         (30,000)            -         (30,000)
Issuance of shares to directors
 and employees for services
 at $1.00 per share          109,395             -         110,500
 at $1.75 per share           18,500             -          18,750
Issuance of shares for services
 at $1.25 per share          121,829             -         122,811
Issuance of shares for mining
 property at $1.00 per share 59,400              -          60,000
Cancellation of 25,000 shares
 received in exchange for
 return of mining property  (81,000)             -         (81,250)
Issuance of shares for services:
 at $1.00 per share          25,245              -          25,550
 at $0.75 per share          34,875              -          35,346
Payment for extension of warrants
 for one year                 5,500              -           5,500
Net loss for the year ended
 September 30, 1997              -       (1,770,771)    (1,770,711)
                         ----------     -----------    -----------
Balance, 09/30/97        $10,543,892    $(4,828,528)   $ 5,850,186
                         ----------     -----------    -----------












   The accompanying notes are an integral part of these financial statements.

                                 F-8b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                         Common Stock                  Additional
                         Number                        Paid-in
                         of Shares      Amount         Capital
Balance forward          13,482,232     $ 134,822      $ 10,543,892
Issuance of shares for
 cash at $0.75 per share     10,000           100             7,400
Issuance of shares to directors
 consultants and employees
 for services at prices varying
 from $0.34 per shares to
 $0.91 per share            398,000         3,980           202,680
Issuance of shares for
 mining property at
 $0.75 per share            200,000         2,000           148,000
Issuance of shares for
 cash at $0.15 per share  1,913,333        19,133           267,866
Issuance of shares in
 exchange for cash and
 note at $0.25 per share  3,000,000        30,000           720,000
Net loss for year ended
 September 30, 1998              -             -                 -
                         ----------     ---------      ------------
Balance at 09/30/98      19,003,565     $ 190,035      $ 11,889,838
Issuance of shares to
 directors for services
 at $0.06 per share         959,000         9,590            47,950
Issuance of shares for
 cash investment and
 receivable                 970,000         9,700            47,500
Shares returned to treasury
 for cancellation
 of receivable           (2,000,000)      (20,000)         (680,000)
Stock issuance costs             -             -               (133)
Issuance of shares for
 cash at $0.04 per share  1,500,000        15,000            45,000
Issuance of shares for
 consulting services at
 $0.04 per share            400,000         4,000            12,000
Issuance of shares to
 directors or services
 at $0.04 per share          50,000           500             1,500
Shares returned to
 treasury for cancellation
 of receivable and
 exchange of investment   (1,450,000)     (14,500)               -
Net loss for six months
 ended 03/31/99                  -             -                 -
                         ----------     ---------      ------------
Balance at 12/31/98      18,932,565     $ 189,325      $ 11,305,155
                         ==========     =========      ============
                                 F-9a
                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY
                                                       Total
                         Subscription   Accumulated    Stockholders'
                         Receivable     Deficit        Equity
Balance forward          $       -      $ (4,828,528)  $  5,850,186
Issuance of shares for
 cash at $0.75 per share         -                -           7,500
Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from
 $0.34 per shares to
 $0.91 per share                 -                -         206,660
Issuance of shares for
 mining property at
 $0.75 per share                 -                -         150,000
Issuance of shares for
 cash at $0.15 per share         -                -         286,999
Issuance of shares in
 exchange for cash and
 note at $0.25 per share   (700,000)              -          50,000
Net loss for year ended
 September 30, 1998              -        (2,637,568)    (2,637,568)
                         ----------     ------------   ------------
Balance at 09/30/98      $ (700,000)    $ (7,466,096)  $  3,913,777
Issuance of shares to
 directors for services
 at $0.06 per share              -                -          57,540
Issuance of shares for
 cash investment and
 receivable                 (30,000)              -          27,200
Shares returned to treasury
 for cancellation
 of receivable              700,000               -              -
Stock issuance costs             -                -            (133)
Issuance of shares for
 cash at $0.04 per share         -                -          60,000
Issuance of shares for
 consulting services at
 $0.04 per share                 -                -          16,000
Issuance of shares to
 directors or services
 at $0.04 per share              -                -           2,000
Shares returned to
 treasury for cancellation
 of receivable and
 exchange of investment          -                -         (14,500)
Net loss for quarter ended
 December 31, 1998               -          (381,906)      (381,906)
                         ----------     ------------   ------------
Balance at 12/31/98      $  (30,000)    $ (7,848,002)  $  3,679,978
                         ==========     ============   ============

                            ROYAL SILVER MINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       From February
                                                       17, 1994
                         Six months ended              (Inception)
                         March 31,      March 31,      Through
                         1999           1998           March 31, 1999
Cash flows from operating activities:
 Net income (loss)       $ (381,907)    $ 1,279,314    $ (7,848,002)
 Adjustments to reconcile
 net income (loss) to net
 cash provided (used) by
 operating activities:
  Loss on sale of equipment      -               -           12,585
  Depreciation and
   amortization              15,047          27,666         205,937
  Issuance of common stock
   for services              75,540          85,608       1,344,256
  Write-off of option costs      -          114,341         517,871
  Write-off of joint venture
   costs                         -               -          160,000
  Write-off of mineral
   properties                    -               -        1,097,737
  Loss on devaluation
   of investments                -               -        1,997,813
Changes in assets and liabilities:
  Note receivable           350,000        (350,000)        350,000
  Accounts receivable            -             (620)             -
  Prepaid expenses            1,747          (8,121)        (28,853)
  Other assets                   -               -           (9,801)
  Interest receivable        17,106          (6,319)             -
  Mineral properties             -           (4,674)         (4,674)
  Accounts payable            4,800          (9,038)         70,615
  Accrued expenses           (2,500)         (3,941)           (312)
                         ----------     -----------    ------------
Net cash provided (used) in
 operating activities        79,833       1,124,216      (2,134,828)
                         ----------     -----------    ------------
Cash flows from investing activities:
 Sale of assets                  -            2,685           5,685
 Sale of investment         100,533          70,000         170,533
 Sale of mineral properties      -        1,093,750       1,093,750
 Purchase of investments    (83,333)     (2,924,062)     (3,087,395)
 Purchase and development
  of mineral properties     (45,000)       (160,290)     (1,986,690)
 Purchase of fixed assets  (100,000)         (1,513)       (313,187)
                         ----------     -----------    ------------
Net cash provided (used)
 in investing activities   (127,800)     (1,919,430)     (4,117,304)
                         ----------     -----------    ------------




The accompanying notes are an integral part of these financial statements.

                               F-10a

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                       From February
                                                       17, 1994
                         Six months ended              (Inception)
                         March 31,      March 31,      Through
                         1999           1998           March 31, 1999
Net cash provided (used)
 in investing activities
 (Balance forward)         (127,800)     (1,919,430)     (4,117,304)
                         ----------     -----------    ------------
Cash flows from financing activities:
 Stock issuance and
  offering costs             19,868              -         (154,967)
 Proceeds received on
  long-term debt                 -               -          675,000
 Payments made on notes
  payable                        -               -         (174,206)
 Issuance of common stock
  for cash                   60,000         257,000       5,932,564
 Payment for extension of
  warrants                                       -               -
 Payment for option to
  repurchase stock               -               -          (50,000)
 Issuance of common stock
  for accrued interest           -               -           38,158
 Issuance of common stock
  for extension of notes
  payable maturation             -               -           59,063
 Payment for return of stock
  issued for mining property
  interest                       -               -          (35,000)
 Payment of joint venture
  costs                          -               -          (50,000)
 Issuance of warrants for
  cash                           -               -           46,568
                         ----------     -----------    ------------
Net cash provided by
 financing activities        79,868         257,000       6,287,180
                         ----------     -----------    ------------
Net increase (decrease)
 in cash                 $   31,901     $  (538,214)   $     35,048
                         ----------     -----------    ------------








  These accompanying notes are an integral part of these financial statements.

                               F-10b

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                            From February
                                                            17, 1994
                              Six months ended              (Inception)
                              March 31,      March 31,      Through
                              1999           1998           March 31, 1999
Net increase (decrease)
in cash (balance forward)     $ 31,901       $ (538,214)    $    35,048
                              --------       ----------     -----------
Cash, beginning of period        3,147          594,577              -
                              --------       ----------     -----------
Cash, end of period           $ 35,048       $   56,363     $    35,048
                              ========       ==========     ===========
Supplemental cash flow disclosure:

 Income taxes                 $     -        $       -      $       350
 Interest                     $     -        $       -      $    25,655

Non-cash financing activities:

 Common stock issued for
  services rendered           $ 75,540       $   85,608     $ 1,344,256
 Common stock issued for
  mineral properties          $     -        $       -      $        -
 Common stock issued in
  exchange for debt           $     -        $       -      $   952,950
 Common stock issued in
  acquisition of Consolidated
  Royal Mines, Inc.           $     -        $       -      $   360,096
 Option rights acquired in
  exchange for a payable      $     -        $       -      $    79,000
 Common stock issued for
  assignment of mining
  property options            $     -        $       -      $     4,000
 Common stock issued in
 exchange for investments     $  7,200       $       -      $     7,200
















The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

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

The $2,274,411 cost of mineral properties included in the accompanying balance sheet as of March 31, 1999 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS . . . continued

this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . continued

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

Provision For Taxes
At March 31, 1999, the Company had net operating loss carryforwards of approximately $7,400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of substantial write-downs and write-offs taken in the fourth quarter of fiscal 1998, the Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 1999.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. . . continued

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

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through March 31, 1999, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property. See Note 16 on related litigation.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

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

Other Domestic Properties
In February 1999 in connection with the settlement agreement with Grand Central (described in Note 19), the Company received a number of patented mining claims in Utah and a number of unpatented mining claims in Idaho. In aggregate, these mining claims were recorded at $45,000.


                           *     *     *

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 3 - MINERAL PROPERTIES . . . continued

Other Domestic Properties . . . continued
The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and
cause changes or delays in the Company's activities.   The Company's
mineral properties are valued at the lower of cost or net realizable value.

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

Mexico Properties
On January 20, 1997, the Company executed an agreement to acquire four mining properties in Nayarit, Mexico with stipulated annual payments to be applied against a purchase price of $5,000,000. In the fourth quarter of fiscal 1998, the Company elected to forfeit its interest in the aforementioned Mexican properties and, resultantly, recorded a loss of $74,194.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 4 - MINERAL PROPERTY DISPOSITIONS . . . continued

Conjecture Mine and Liberal King Mine (in U.S.)
In 1995, the Company issued 280,000 shares of its common stock to acquire the Conjecture Mine, a silver-bearing property in the state of Idaho. During the fourth quarter of fiscal 1998, the Company traded the Conjecture Mine property for 10,000 shares of common stock in SynFuels Technology, Inc., (subsequently renamed Rigid Airship) valued at $8.00 per share. This transaction resulted in a recorded loss on disposition of $830,700.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years.

NOTE 6 - INVESTMENTS

Metalline Mining Company
During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining Stock. This investment represented approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock was valued at cost, which is substantially less than market value.

On January 12, 1998, this stock plus $100,000 cash was transferred to Dakota Mining Corporation in exchange for a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. No gain or loss was recognized on this transaction. See information below and Note 20.

Grand Central Silver Mines, Inc.
In the quarter ended March 31, 1998, the Company finalized the sale of certain patented mining properties to Centurion Mines Corporation (subsequently renamed Grand Central Silver Mines, Inc.) for 500,000 shares of Centurion's common stock then valued at $1,500,000. This transaction resulted in a gain of $406,250.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 6 - INVESTMENTS . . . continued

Grand Central Silver Mines, Inc. . . . continued
During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central which is uncollateralized, bears interest at 8%, and matures in 1999. A total gain of $1,454,062 was realized on this transaction. See Note 15.

At September 30, 1998, the Company owned 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which was then approximately 12% of the total outstanding shares. Because the market value of the Company's investment in Grand Central had dropped to $926,250 ($0.75 per share), the Company recorded a loss on its investment of $1,997,812 at September 30, 1998. In February 1999, the Company transferred 154,375 shares of its holdings to Grand Central in connection with a settlement agreement. See Note 19.

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

Summit Silver, Inc.
In July, 1998, the Company acquired 400,000 shares of Summit Silver, Inc. common stock valued at $0.15 per share in exchange for transferring mining equipment with an original cost of $98,767. This transaction resulted in a loss of $11,233. As part of a settlement agreement in February 1999, the Company received an additional 333,333 shares of Summit Silver Stock. See Note 19.

Ashington Mining Corportion
In November 1998, the Company acquired 100,000 shares of Ashington Mining Corporation in exchange for 120,000 shares of its common stock, which was then trading at $0.06 per share. The Company recorded the Ashington stock at $7,200.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 8 - COMMON STOCK . . . Continued
In the same twelve-month period, the Company also issued 406,050 shares of its common stock in payment of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the Company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $1.50 each, which was the fair market value of the shares when issued.

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

In November 1998, the Company sold 220,000 shares of its common stock at $0.06 per share to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200 (Note 6). An additional 1,500,000 shares of common stock were sold in January 1999 at $0.04 per share.

During the first and second quarters of fiscal 1999, the Company issued 1,409,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance which ranged from $0.04 to $0.06.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 8 - COMMON STOCK . . . continued

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, Royal received 1,450,000 shares of Royal Silver Mines, Inc. stock which was returned to treasury and cancelled.

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 1998, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders that represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of March 31, 1999, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. These warrants expired unused.

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

In the quarter ending March 31, 1997, the Company sold 2,491,000
"units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. As of March 31, 1999, none of the warrants had been exercised.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 10 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At December 31, 1998, no options have been granted under the plan. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the twelve months ended September 30, 1997 and 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the twelve months ended September 30, 1998. No shares were granted during the six-month period ended March 31, 1999.

NOTE 11 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at March 31, 1999 and September 30, 1998:
                                  March 31,            September 30,
                                  1999                 1998
     Applicable to:
          Common stock             $ 11,317,087        $ 11,843,270
          Stock Warrants                 46,568              46,568
                                   ------------        ------------
                                   $ 11,363,655        $ 11,889,838
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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 12 - OPTIONS INVOLVING MINERAL PROPERTIES . . .continued

Option with Placer Mining . . . continued pay Placer a 2 3/4% net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging from $100,000 (in 1999) to $250,000 (in year 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

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

At March 31, 1999, no shares were acquired from Centurion under this option agreement. See Note 15.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 14  - LETTER OF INTENT WITH TECK EXPLORATION LTD.

In October, 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration, Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplated initial drilling program funded by Teck.

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

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future. The two companies shared one common director and a common officer until February 1999, at which time mutual differences changed this arrangement. See Note 19.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed by some of its shareholders for alleged violations of securities laws. The suit asks for actual damages. The Company believes the suit is completely without merit and intends to vigorously defend its position.

The Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. While this lawsuit was dismissed, the Company has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 16 - COMMITMENTS AND CONTINGENCIES . . . continued

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

NOTE 17 - WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING CO.

On January 15, 1998, the Company acquired a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. The project was formerly a joint venture between Metalline and Dakota Mining Corp. Royal acquired the interest from Dakota in exchange for $ 100,000 cash, 200,000 shares of Metalline common stock, which Royal carried on its books as an investment, and 200,000 shares of Royal Silver common stock. Dakota retained a net smelter return royalty on future production from the project. See Note 6.

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

NOTE 18 - NOTE RECEIVABLE

At September 30, 1998, the Company's note receivable consisted primarily of a $350,000 receivable from Grand Central Silver Mines, Inc. This note, bearing interest at 8%, and uncollateralized, was exchanged for equipment and mining claims in February 1999. See Note 19.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 1999

NOTE 19 - SETTLEMENT AGREEMENT

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of the $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand Central common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all parties affected, the net effect of the settlement was the Company's recording a loss of $247,112 from assets disposed. See Note 6, Note 15, and Note 18.

NOTE 20 - LICENSING AGREEMENT

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

NOTE 21 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $310,873 for the quarter ending March 31, 1999 and an accumulated deficit of $7,848,002 since inception.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to March 31, 1999, the Company accumulated a deficit of $7,848,002.

     At March 31, 1999, $2,274,411 of the Company's total assets of $3,751,093 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At March 31, 1999, the Company had negative working capital of $35,652. This amount represents a substantial deterioration in liquidity and capital resources from its working capital position of $303,600 at September 30, 1998 and represents more deterioration from working capital of $357,646 at September 30, 1997. While the largest single element of working capital at September 30, 1998 and December 31, 1998 was a promissory note of $350,000 (from Grand Central Silver Mines, Inc.), this note was redeemed in February 1999 at a loss in exchange for mining properties and other investments. This transaction greatly reduced the Company's current assets and liquidity. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 and 1999 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts:
$60,000 in the quarter ending March 31, 1999, $303,600 in the year ending September 30, 1998; and $1,843,750 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

     In the first six months of fiscal 1999, the Company increased its accounts payable while accrued expenses dropped slightly. Accordingly, the Company's current liabilities moved from $68,815 at September 30, 1998 to $71,115 at March 31, 1999. The Company had no long-term debt at September 30, 1998 or at March 31, 1999.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1999, RESPECTIVELY.

     General and administrative expenses plummeted from $627,530 during the two quarters of fiscal 1998 to $141,853 during the first half of fiscal 1999. This decrease is principally due to greatly reduced consulting expenses and compensation to officers and directors. As a result, during the first half of fiscal 1998 compared to the first half of 1999, the Company's loss from operations decreased correspondingly. In the first six months of 1998, the Company experienced a gain of $2,010,313 on property sold, which had the effect of giving the Company net income of $1,279,314 (or $0.09 per share) for the first half of 1998. Without this favorable gain in 1999 and with an unfavorable negotiated settlement of a promissory note which resulted in a loss of $247,112 on this transaction in the second quarter of fiscal 1999, the Company experienced a net loss of $381,907 (or $0.02 per share) for the first six months of 1999.

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

               None.

     Item 5.   Other Information.

               None.

     Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT INDEX

Exhibit
Number         Description

27             Financial Data Schedule

---------------------------------------------------------------------
                             SIGNATURES
______________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 10th day of May, 1999.

                         ROYAL SILVER MINES, INC.



                         BY:  /s/ Howard Crosby
                              Howard Crosby, President, Treasurer
                              Chief Financial Officer and a member
                              of the Board of Directors