Form 10-Q
period 1999-06-30
ROYAL SILVER MINES INC
filed 1999-08-12
CIK 933157

=====================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  June 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:

                 __________________________________

                 Commission File Number:    0-25170
                 __________________________________


                      ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                               87-0306609
(State or other jurisdiction of    (I.R.S. Employer
Incorporation or organization)     Identification Number)


1010 Ironwood Drive, Suite 105, Coeur d'Alene, ID      83814
(Address of Principal Executive Offices)               (Zip Code)

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

                  Yes    [ X ]            No [   ]

The number of shares outstanding at June 30, 1999: 20,252,565 shares


=====================================================================

                   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

     Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 1999 and September 30, 1998, and the results of operations, stockholders' equity and cash flows for the nine months and three months ended June 30, 1999, and 1998, and from inception on February 17, 1994 through June 30,1999, in conformance with generally accepted accounting principles.

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

<LETTERHEAD>




The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                     ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the nine months ended June 30, 1999, and for the period from February 17, 1994 (inception) through June 30, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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

The balance sheet for the year ended September 30, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated December 20, 1998. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 5, 1999

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        June 30,       September 30,
                                        1999           1998
                                        (Unaudited)

                            A S S E T S
CURRENT ASSETS
Cash                                    $    38,311    $     3,147
Notes receivable                             10,000        350,000
Interest receivable                              -          17,106
Prepaid expenses                                 -           2,162
                                        -----------    -----------
TOTAL CURRENT ASSETS                         48,311        372,415
                                        -----------    -----------
MINERAL PROPERTIES                        2,274,411      2,229,411
                                        -----------    -----------
PROPERTY AND EQUIPMENT
Mining equipment                            183,889         83,889
Furniture and equipment                      12,761         12,761
Less accumulated depreciation               (36,137)       (19,868)
                                        -----------    -----------
TOTAL PROPERTY AND EQUIPMENT                160,513         76,782
                                        -----------    -----------
OTHER ASSETS
Investments                                 149,996      1,298,750
Other assets                                     -           5,234
                                        -----------    -----------
TOTAL OTHER ASSETS                          149,996      1,303,984
                                        -----------    -----------
TOTAL ASSETS                            $ 2,633,231    $ 3,982,592
                                        ===========    ===========














       See accompanying notes and accountant's review report.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        June 30,       September 30,
                                        1999           1998
                                        (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                        $    69,092    $    65,815
Accrued expenses                                 -           3,000
                                        -----------    -----------
TOTAL CURRENT LIABILITIES                    69,092         68,815

LONG TERM DEBT                                   -              -
                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES                    -              -
                                        -----------    -----------
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value;
  40,000,000 shares authorized,
  20,252,565 and 19,003,565 shares
  issued and outstanding, respectively      202,525        190,035
 Additional paid-in capital              11,425,855     11,889,838
 Stock subscription receivable                   -        (700,000)
 Deficit accumulated during
  development stage                      (9,064,241)    (7,466,096)
                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                2,564,139      3,913,777
                                        -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $ 2,633,231    $ 3,982,592
                                        ===========    ===========
















       See accompanying notes and accountant's review report.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                       Nine
                              Three months ended       months ended
                         June 30, 1999  June 30, 1998  June 30, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
REVENUES                 $         -    $       -      $        -
                         ------------   ----------     -----------
GENERAL AND ADMINISTRATIVE
EXPENSES
Mineral property expense        3,134       34,795           3,134
Depreciation and
 amortization                   6,202        9,157          21,249
Officers' and directors'
 compensation                  17,500       12,375          77,040
General and administrative     42,843       81,603         110,109
                         ------------   ----------     -----------
TOTAL EXPENSES                 69,679      137,930         211,532
                         ------------   ----------     -----------
OPERATING LOSS                (69,679)    (137,930)       (211,532)
                         ------------   ----------     -----------
OTHER INCOME (EXPENSES)
Interest income                    -         8,913           7,058
Interest expense                   -            -               -
Gain on property interest
 sold                              -            -               -
Loss on option costs               -      (403,530)             -
Loss on disposal and
 impairment of assets      (1,146,559)      (1,352)     (1,393,671)
                         ------------   ----------     -----------
Total other income
 (expense)                 (1,146,559)    (395,969)     (1,386,613)
                         ------------   ----------     -----------
NET INCOME (LOSS)        $ (1,216,238)  $ (533,899)    $(1,598,145)
                         ============   ==========     ===========
NET INCOME (LOSS) PER
 COMMON SHARE            $    (0.0607)  $  (0.0304)    $   (0.0827)
                         ============   ==========     ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING        20,027,070   17,575,398       19,317,737
                         ============   ==========     ============






       See accompanying notes and accountant's review report.

                                4-a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                                             Period from
                              Nine           February 17, 1994
                              months ended   (Inception) through
                              June 30, 1998  June 30, 1999
                              (Unaudited)    (Unaudited)
REVENUES                      $         -    $         -

GENERAL AND ADMINISTRATIVE
EXPENSES
Mineral property expense           228,492        558,840
Depreciation and
 amortization                       36,823        216,930
Officers' and directors'
 compensation                      117,652      1,430,300
General and administrative         382,493      3,507,875
                              ------------   ------------
TOTAL EXPENSES                     765,460      5,713,945
                              ------------   ------------
OPERATING LOSS                    (765,460)    (5,713,945)
                              ------------   ------------
OTHER INCOME (EXPENSES)
Interest income                     20,495         65,665
Interest expense                        -         (74,348)
Gain on property interest
 sold                            2,010,313      1,875,281
Loss on option costs              (517,871)      (571,871)
Loss on disposal and
 impairment of assets               (2,062)    (4,699,023)
                              ------------   ------------
Total other income
 (expense)                       1,510,875     (3,350,296)
                              ------------   ------------
NET INCOME (LOSS)             $    745,415   $ (9,064,241)
                              ============   ============
NET INCOME (LOSS) PER
 COMMON SHARE                 $     0.0488   $    (0.7819)
                              ============   ============
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING             15,272,251     11,592,021
                              ============   ============






       See accompanying notes and accountant's review report.

                                4-b

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














      See accompanying notes and accountant's review report.

                                F-5a

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









See accompanying notes and accountant's review report. statements.

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
                                   _________      ________










      See accompanying notes and accountant's review report.

                                F-6a


                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                         Additional                    Total
                         Paid-in        Accumulated    Stockholders'
                         Capital        Deficit        Equity
Balance forward          $ 1,015,601    $ (211,796)    $   869,598
Issuance of shares to
  directors and employees
  for services at prices
  ranging from $2.00 to
  $2.50 per share             29,473            -           29,600
Issuance of shares in
  exchange for mineral
  properties at prices
  ranging from $3.13
  to $3.25 per share       2,530,126            -        2,538,126
Issuance of shares for cash
  prices ranging from $1.50
  to $2.00 per share         247,340            -          249,000
Issuance of shares in
  exchange for debt at
  $1.50 per share            298,000            -          300,000
Net loss for the ten
  months ended 09/30/95           -       (750,939)       (750,939)
                         -----------    ----------     -----------
Balance, 09/30/95          4,120,540      (962,735)      3,235,376
Issuance of shares for
  cash-$1.50 per share     1,754,010            -        1,765,779
Issuance of shares to
  directors and employees
  for services at $1.50
  per share                  331,823            -          334,050
Issuance of shares in
  exchange for debt at
 $1.50 per share             605,015            -          609,075
Issuance of shares for cash
  at $2.20 per share         328,500            -          330,000
Issuance of warrants for cash
  at $.05 per warrant         41,068            -           41,068
                         -----------    ----------     -----------
Balance Forward          $ 7,180,956    $ (962,735)    $ 6,315,348
                         -----------    ----------     -----------







      See accompanying notes and accountant's review report.

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










      See accompanying notes and accountant's review report.

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










      See accompanying notes and accountant's review report.

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















      See accompanying notes and accountant's review report.

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













      See accompanying notes and accountant's review report.

                                F-8b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY

                                 Common Stock             Additional
                            Number                        Paid-in
                            of Shares      Amount         Capital
Balance forward             13,482,232     $ 134,822      $ 10,543,892
Issuance of shares for
 cash at $0.75 per share        10,000           100             7,400
Issuance of shares to directors
 consultants and employees
 for services at prices varying
 from $0.34 per shares to
 $0.91 per share               398,000         3,980           202,680
Issuance of shares for mining
 property at $0.75 per share   200,000         2,000           148,000
Issuance of shares for
 cash at $0.15 per share     1,913,333        19,133           267,866
Issuance of shares in
 exchange for cash and
 note at $0.25 per share     3,000,000        30,000           720,000
Net loss for year ended
 September 30, 1998                 -             -                 -
                            ----------     ---------      ------------
Balance at 09/30/98         19,003,565     $ 190,035      $ 11,889,838
Issuance of shares to
 directors for services
 at $0.06 per share            959,000         9,590            47,950
Issuance of shares for
 cash investment and
 receivable                  1,070,000        10,700            66,500
Shares returned to treasury
 for cancellation
 of receivable              (2,000,000)      (20,000)         (680,000)
Stock issuance costs                -             -               (133)
Issuance of shares for
 cash at $0.04 per share     1,500,000        15,000            45,000
Issuance of shares for
 consulting services at
 $0.04 per share               400,000         4,000            12,000
Issuance of shares to
 directors or services
 at $0.04 per share             50,000           500             1,500
Shares returned to
 treasury for cancellation
 of receivable and
 exchange of investment     (1,450,000)      (14,500)               -
Issuance of shares for
 consulting services at
 $0.07 per share               170,000         1,700            10,200
Issuance of shares for
 officer's compensation
 at $0.07 per share            250,000         2,500            15,000
Issuance of shares for
 cash at $0.07 per share       300,000         3,000            18,000
Payment of stock
 subscription                       -             -                 -
Net loss for nine months
 ended 06/30/99                     -             -                 -
                            ----------     ---------      ------------
Balance at 12/31/98         20,252,565     $ 202,525      $ 11,425,855
                            ==========     =========      ============

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF SHAREHOLDERS' EQUITY
                                                            Total
                              Subscription   Accumulated    Stockholders'
                              Receivable     Deficit        Equity
Balance forward               $       -      $ (4,828,528)  $  5,850,186
Issuance of shares for
 cash at $0.75 per share              -                -           7,500
Issuance of shares to
 directors, consultants and
 employees for services at
 prices varying from $0.34
 per shares to $0.91 per share        -                -         206,660
Issuance of shares for mining
 property at $0.75 per share          -                -         150,000
Issuance of shares for
 cash at $0.15 per share              -                -         286,999
Issuance of shares in
 exchange for cash and
 note at $0.25 per share        (700,000)              -          50,000
Net loss for year ended
 September 30, 1998                   -        (2,637,568)    (2,637,568)
                              ----------     ------------   ------------
Balance at 09/30/98           $ (700,000)    $ (7,466,096)  $  3,913,777
Issuance of shares to
 directors for services
 at $0.06 per share                   -                -          57,540
Issuance of shares for
 cash investment and
 receivable                      (50,000)              -          27,200
Shares returned to treasury
 for cancellation
 of receivable                   700,000               -              -
Stock issuance costs                  -                -            (133)
Issuance of shares for
 cash at $0.04 per share              -                -          60,000
Issuance of shares for
 consulting services at
 $0.04 per share                      -                -          16,000
Issuance of shares to
 directors or services
 at $0.04 per share                   -                -           2,000
Shares returned to
 treasury for cancellation
 of receivable and
 exchange of investment               -                -         (14,500)
Issuance of shares for
 consulting services at
 $0.07 per share                      -                -          11,900
Issuance of shares for
 officer's compensation
 at $0.07 per share                   -                -          17,500
Issuance of shares for
 cash at $0.07 per share              -                -          21,000
Payment of stock
 subscription                     50,000               -          50,000
Net loss for nine months
 ended 06/30/99                       -        (1,598,145)    (1,598,145)
                              ----------     ------------   ------------
Balance at 12/31/98           $       -      $ (9,064,241)  $  2,564,139
                              ==========     ============   ============

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS

                                                       From 02/17/94
                                                       (Inception)
                              Nine months ended        through
                         June 30, 1999  June 30, 1998  June 30, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net income (loss)        $ (1,598,145)  $    745,415   $ (9,064,241)
Adjustments to reconcile
net income (loss) to net
cash provided (used) by
operating activities:
 Loss on sale of equipment         -           1,352         12,585
 Depreciation and
  amortization                 21,249         36,823        212,139
 Issuance of common stock
  for services                104,940        110,408      1,373,656
 Write-off of option costs         -         517,871        517,871
 Write-off of joint venture
  costs                            -              -         160,000
 Write-off of mineral
  properties                       -              -       1,097,737
 Write-off of other assets      1,000             -           1,000
 Loss on devaluation of
  investments               1,150,922             -       3,148,735
Changes in assets and liabilities:
 Note receivable              340,000       (350,000)       340,000
 Prepaid expenses               2,162            (24)       (28,438)
 Other assets                      -              -          (9,801)
 Interest receivable1           7,106        (14,924)            -
 Mineral properties                -          (4,674)        (4,674)
 Accounts payable               3,277         24,151         69,092
 Accrued expenses              (3,000)        (4,653)          (812)
                         ------------   ------------   ------------
Net cash provided (used)
 in operating activities       39,511      1,061,745     (2,175,151)
                         ------------   ------------   ------------
Cash flows from investing activities:
Sale of assets                     -           5,185          5,685
Sale of investment            105,415         70,000        175,415
Sale of mineral properties         -       1,093,750      1,093,750
Purchase of investments      (115,630)    (2,934,062)    (3,119,692)
Purchase and development of
 mineral properties           (45,000)      (185,690)    (1,986,690)
Purchase of fixed assets     (100,000)        (4,154)      (313,186)
                         ------------   ------------   ------------
Net cash used in investing
 activities                  (155,215)    (1,954,971)    (4,144,718)
                         ------------   ------------   ------------







       See accompanying noes and accountant's review report.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
                                                             From 02/17/94
                                                             (Inception)
                                    Nine months ended        through
                               June 30, 1999  June 30, 1998  June 30, 1999
                               (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from financing activities:
 Stock issuance and offering
  costs                              19,868             -        (154,967)
 Proceeds received on
  long-term debt                         -              -         675,000
 Payments made on notes payable          -              -        (174,206)
 Issuance of common stock for
  cash                              131,000        344,500      6,003,564
 Payment for option to
  repurchase stock                       -              -         (50,000)
 Issuance of common stock
  for accrued interest                   -              -          38,158
 Issuance of common stock for
  extension of notes payable
  maturation                             -              -          59,063
 Payment for return of stock
  issued for mining property
  interest                               -              -         (35,000)
 Payment of joint venture costs          -               -         (50,000)
 Issuance of warrants for cash           -               -          46,568
                               ------------   ------------   ------------
Net cash provided by
 financing activities               150,868        344,500      6,358,180
                               ------------   ------------   ------------
Cash, beginning of period             3,147        594,577             -
                               ------------   ------------   ------------
Cash, end of period            $     38,311   $     45,851   $     38,311
                               ============   ============   ============
Supplemental cash flow disclosure:
 Income taxes                  $        -     $        -     $       350
 Interest                      $        -     $        -     $    25,655

Non-cash financing activities:
 Common stock issued for
  services rendered            $   104,940    $   136,108    $ 1,373,656
Common stock issued for
 mineral properties            $        -     $        -     $        -
Common stock issued in
 exchange for debt             $        -     $   700,000    $   952,950
Common stock issued in
 acquisition of Consolidated
 Royal Mines, Inc.             $        -     $        -     $   360,096
Option rights acquired in
 exchange for a payable        $        -     $        -     $    79,000
Common stock issued for
 assignment of mining
 property options              $        -     $        -     $     4,000
Common stock issued in
exchange for investments       $     7,200    $        -     $     7,200

       See accompanying notes and accountant's review report.
                                 11

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                           JUNE 30, 1999

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

The acquisition was accounted for as a purchase by Celebration of Royal, because the shareholders of Celebration controlled the Company after the acquisition. Therefore, Celebration is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Royal in the exchange as the market value approximated the net carrying value. Royal is the acquiring entity for legal purposes and Celebration is the surviving entity for accounting purposes.

The $2,274,411 cost of mineral properties included in the accompanying balance sheet as of June 30, 1999 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision for Taxes
At June 30, 1999, the Company had net operating loss carryforwards of approximately $9,000,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
This standard is effective for years beginning after December 15, 1995. In complying with this, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of substantial write-downs and write-offs taken in the fourth quarter of fiscal 1998, the Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 1999.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

Change in Accounting Policies
During the three months ended June 30, 1999, the Company changed its method of accounting for organization costs to conform to the requirements of Statement on Position 98-5, which requires start-up and organization costs to be expensed as incurred. The effect of the change was to increase net loss for the three months ended June 30, 1999 by $3,502 ($0.0002 per share). The change has no effect on prior years.

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

Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through June 30, 1999, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property. See Note 15 on related litigation.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

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

Shoshone County Idaho Mineral Lease (Crescent Mine)
In February 1995, Celebration entered into an agreement to acquire a fifty-year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated Idaho unpatented claims. In connection with this lease, Celebration has paid $50,000 and issued 175,000 shares of common stock. In addition, 10,000 shares were issued to a new director for his assistance in obtaining this lease. Celebration was originally obligated to pay $950,000 by September 1, 1995 as "an advance royalty." The original due date was extended and the Company paid the aforementioned $950,000 and has the option of extending its lease for an additional forty-nine years. When, and if, the property achieves gross sales of $40,000,000, Celebration will be obligated to pay an additional 0.5% royalty on future sales. Furthermore, beginning after September 1, 1995, and at such time as the average price of silver has reached $6.00 per ounce for a 30-day period, Celebration is obligated to spend not less than $2,000,000 during the subsequent 36 months to de-water and repair the mine. Thereafter, Celebration will be required to maintain the mine in a condition to allow it to be put into production within sixty days. There are certain claims by the U.S. Environmental Protection Agency and the County on this property for which the lessor is obligated to pay. In the event these claims are not satisfactorily resolved, they may affect Celebration's rights to the property. See Note 15 on litigation regarding this lease.

Other Domestic Properties
In February 1999 in connection with the settlement agreement with Grand Central (described in Note 18), the Company received a number of patented mining claims in Utah and a number of unpatented mining claims in Idaho. In aggregate, these mining claims were recorded at $45,000.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the nine months ended June 30, 1999 and 1998 was $21,249 and $36,823, respectively.

NOTE 6 - INVESTMENTS

At June 30, 1999 and September 30, 1998, the market values of investments were as follows:
                                        06/3/0/99      09/30/98
                                        ---------      -----------
     Grand Central Silver Mines, Inc.   $       0      $   926,250
     Summit Silver Mines, Inc.            120,861           60,000
     Rigid Airship USA, Inc.                    0          312,500
     Ashington Mining Company               7,200                0
     Tintic Coalition Mines                 5,000                0
     American Health Providers Corp.        6,795                0
     Minimally Invasive Surgery             6,367                0
     Metalline Mining                       3,773                0
                                        ---------      -----------
     Total investments                  $ 149.996      $ 1,298,750
                                        =========      ===========
Other information regarding the Company's investments follows:

Metalline Mining Company
During the quarter ended June 30, 1997, the Company invested $70,000 in 200,000 shares of Metalline Mining Stock. This investment represented approximately 5.7% of the total outstanding stock in Metalline Mining at the time of purchase. This stock was valued at cost, which is substantially less than market value.

On January 12, 1998, this stock plus $100,000 cash was transferred to Dakota Mining Corporation in exchange for a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. No gain or loss was recognized on this transaction. See information below and Note 18.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 6   INVESTMENTS (Continued)

Grand Central Silver Mines, Inc.
In the quarter ended March 31, 1998, the Company finalized the sale of certain patented mining properties to Centurion Mines Corporation (subsequently renamed Grand Central Silver Mines, Inc.) for 500,000 shares of Centurion's common stock then valued at $1,500,000. This transaction resulted in a gain of $406,250.

During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, Inc.) which was valued at $1,424,062 and also acquired an uncollateralized promissory note of $350,000 from Grand Central bearing interest at 8%, and originally scheduled to mature in 1999. A total gain of $1,454,062 was realized on this transaction. The promissory note was satisfied in February 1999 through a settlement agreement with Grand Central Silver Mines, Inc. See Notes 16 and 18.

At September 30, 1998, the Company owned 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which was then approximately 12% of the total outstanding shares. Because the market value of the Company's investment in Grand Central had dropped to $926,250 ($0.75 per share), the Company recorded a loss on its investment of $1,997,812 at September 30, 1998. In the second and third quarters of fiscal 1999, the Company transferred all of its holdings in Grand Central in connection with a settlement agreement. See Note 18.

Rigid Airship USA, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The
Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 4). The Company's cost of $392,000 is the recorded value of this investment at September 30, 1998. SynFuels Technology, Inc. changed its name to Rigid Airship in November 1998. As of June
30, 1999, the stock is considered to have no value.

Summit Silver, Inc.
In July, 1998, the Company acquired 400,000 shares of Summit Silver, Inc. common stock valued at $0.15 per share in exchange for transferring mining equipment with an original cost of $98,767. This transaction resulted in a loss of $11,233. As part of a settlement agreement in February 1999, the Company received an additional 333,333 shares of Summit Silver Stock. See Note 18.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 6   INVESTMENTS (Continued)

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

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to
Centurion Mines Corporation (Centurion), a related entity.   The stock
was issued at $1.50 per share in payment of $300,000 of outstanding debt. The Company also issued 277,500 shares in connection with the issuance of notes payable. (See also the disclosure in Note 1).

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 7 - COMMON STOCK (Continued)

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

In the year ended September 30, 1997, the Company issued 306,378 shares of its common stock for services received. The shares were valued at their fair market value at the dates of issuance, which ranged from $0.75 to $1.25 per share.

During the year ended September 30, 1998, the Company issued 398,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.34 to $0.91 per share. Also during the same twelve months, the Company sold 4,923,333 shares of its common stock for $344,500 in cash and $700,000 in stock subscriptions receivable.

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

During the first three quarters of fiscal 1999, the Company issued 1,829,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.07.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 7 - COMMON STOCK (Continued)

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, Royal received 1,450,000 shares of Royal Silver Mines, Inc. stock, which was returned to treasury and cancelled.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 1998, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders that represented rights to purchase or receive shares of Celebration's common stock. The Company assumed these options after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. There are 255,000 of the stock options exercisable at $1.50 per share, which expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of June 30, 1999, none of these options have been exercised. Following is a summary of the status of fixed options outstanding at June 30, 1999.

                                             Remaining
     Exercise Price      Number of Shares    Contractual Life
     --------------      ----------------    ----------------
     $1.50                 255,000            9 months
     $0.93               1,200,000           26 months

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

In the quarter ending March 31, 1997, the Company sold 2,491,000
"units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. These warrants expired unexercised on March 31, 1999.

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. Of the total of 1,064,650 common stock shares authorized for issuance under the plan, 110,500 shares valued at $1.00 per share were issued to employees and directors during the year ended September 30, 1997, 398,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the year ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 were issued to directors and officers during the nine months ended June 30, 1999.

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at June 30, 1999 and September 30, 1998:

                              June 30,       September 30,
                              1999           1998
                              --------       -------------
     Applicable to:
      Common stock            $ 11,379,287   $ 11,843,270
      Stock Warrants                46,568         46,568
                              ------------   ------------
                              $ 11,425,855   $ 11,889,838
                              ============   ============

NOTE 11 - OPTIONS INVOLVING MINERAL PROPERTIES

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 12   STOCK OPTION AGREEMENT WITH CENTURION MINES CORP.

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

At June 30, 1999, no shares were acquired from Centurion under this option agreement. See Note 14.

NOTE 13  - LETTER OF INTENT WITH TECK EXPLORATION LTD.

In October 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration, Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in region I of northern Chile. The agreement contemplated initial drilling program funded by Teck.

In July 1998, the Company and Teck mutually agreed to terminate their option agreement. See Note 4 for related disclosures on Chilean options.


NOTE 14 - PROSPECTIVE COMBINATION (MERGER) WITH CENTURION MINES
CORPORATION

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

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future. The two companies shared one common director and a common officer until February 1999, at which time mutual differences changed this arrangement. See Note 18.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING CO.

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

NOTE 17 - NOTE RECEIVABLE

At September 30, 1998, the Company's note receivable consisted primarily of a $350,000 receivable from Grand Central Silver Mines, Inc. This note, bearing interest at 8%, and uncollateralized, was exchanged for equipment and mining claims in February 1999. See Note 19.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 18 - SETTLEMENT AGREEMENT

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of the $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand Central common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all parties affected, the net effect of the settlement was the Company's recording a loss of $247,112 from assets disposed in the second quarter and $810,469 in the third quarter as this transaction was finalized. See Note 6, Note 14, and Note 17.

NOTE 19 - LICENSING AGREEMENT

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

NOTE 20 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,216,238 for the quarter ending June 30, 1999 and an accumulated deficit of $9,064,241 since inception.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 21   YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Royal Silver Mines, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations. The costs related to year 2000 compliance are expensed as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to June 30, 1999, the Company accumulated a deficit of $9,064,241.

     At June 30, 1999, $2,274,411 of the Company's total assets of $2,633,231 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June 30, 1999, the Company had negative working capital of $20,781. This amount represents a substantial deterioration in liquidity and capital resources from its working capital position of $303,600 at September 30, 1998 and represents more deterioration from working capital of $357,646 at September 30, 1997. While the largest single element of working capital at September 30, 1998 and December 31, 1998 was a promissory note of $350,000 (from Grand Central Silver Mines, Inc.), this note was redeemed in February 1999 at a loss in exchange for mining properties and other investments. This transaction greatly reduced the Company's current assets and liquidity. While sales of the

Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 and 1999 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts:
$71,000 in the quarter ending June 30, 1999, $303,600 in the year ending September 30, 1998; and $1,843,750 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

     In the first nine months of fiscal 1999, the Company increased its accounts payable while accrued expenses dropped slightly. Accordingly, the Company's current liabilities moved from $68,815 at September 30, 1998 to $69,092 at June 30, 1999. The Company had no long-term debt at September 30, 1998 or at June 30, 1999.

     The Company has estimated that it will need minimal capital resources of approximately $3,000-4,000 per month to meet its estimated expenditures for fiscal 1999. In recent years, several key members of management, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds, (primarily through the private placement of shares and warrants) and during the fiscal year ending September 30, 1998, the Company raised $344,500 in funds from private placement of its shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999,
RESPECTIVELY.

     General and administrative expenses plummeted from $765,460 during the three quarters of fiscal 1998 to $211,532 during the same period in fiscal 1999. This decrease is principally due to greatly reduced consulting expenses and compensation to officers and directors. As a result, during the first three quarters of fiscal 1998 compared to the first three quarters of 1999, the Company's loss from operations decreased correspondingly. In the first nine months of 1998, the Company experienced a gain of $2,010,313 on property sold, which had the effect of substantially offsetting expenses and other losses and giving the Company net income of $745,415 (or $0.05 per share) for the first three quarters of 1998. Without this favorable gain in 1999 and with an unfavorable negotiated settlement in connection with Grand Central Silver Mines, Inc. which resulted in a loss of $247,112 in the second quarter of fiscal 1999, and a loss of $810,469 in the third quarter of fiscal 1999, the Company experienced a net loss of $1,216,238 (or $0.06 per share) for the first nine months of 1999.

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

     2. The Company was a defendant in a lawsuit filed by Thomas F. Miller (et al.), in the First Judicial Court in and for Box Elder County, State of Utah. The suit, which alleges that the Company failed to transfer common stock in exchange for a mining interest, asks for actual and punitive damages. The trial court has since dismissed all of the plaintiffs' claims against the Company and the plaintiffs have since appealed the decision. The appeal is currently pending. The trial court did not dismiss the defendant's counterclaims alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail.

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

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Reports on Form 80K.

     No reports were filed on Form 8-K during the nine months ended
June 30, 1999.

     (b)  Exhibits filed with the Form 10-Q are:

          27   Financial Data Schedule.

INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit

27             Financial Data Schedule.

---------------------------------------------------------------------
                             SIGNATURES
______________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 11th day of August, 1999.

                         ROYAL SILVER MINES, INC.



                         BY:  /s/ Howard Crosby
                              Howard Crosby, President, Treasurer
                              Chief Financial Officer and a member
                              of the Board of Directors