Form 10-K
period 1999-09-30
ROYAL SILVER MINES INC
filed 1999-12-30
CIK 933157

=================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM  10-K

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to _______

                   Commission file number 0-25170

                     ROYAL SILVER MINES, INC.
       (Exact name of Registrant as specified in its charter)

Utah                          87-0306609
(State of Incorporation)      (I.R.S. Employer I.D.#)

Address of principal offices: 1010 Ironwood Drive, Suite 105
                              Coeur, d'Alene, Idaho   83814

Registrant's Telephone No.:   (208) 664-0482

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ x ]

As of December 29, 1999 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($0.11) on such date was $1,491,827.

As of December 29, 1999, the Registrant had outstanding 21,362,065 shares of common stock ($0.01 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears beginning on page 80.

=====================================================================

                          TABLE OF CONTENTS

ITEM NUMBER                   PAGE
AND CAPTION                 NUMBER

                               PART   I

ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . 32

ITEM 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . 33

                              PART   II

ITEM 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters  . . . . . . . . . . . . . . 33

ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . 34

ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation  . . . . . . . . . . . . . . . . . . . . . . . 35

ITEM 8.   Financial Statements and Supplementary Data  . . . . . . 38

ITEM 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . 73

                              PART   III

ITEM 10.  Directors and Executive Officers of the
          Company  . . . . . . . . . . . . . . . . . . . . . . . . 73

ITEM 11.  Executive Compensation   . . . . . . . . . . . . . . . .

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . 76

ITEM 13.  Certain Relationships and Related Transaction  . . . . . 78

                              PART   IV

ITEM 14.  Exhibits, Financial Statement Schedules,
          and Reports of Form 8-K  . . . . . . . . . . . . . . . . 80

                               PART I

ITEM 1.  BUSINESS

GENERAL

     Royal Silver Mines, Inc. (the "Company"), formerly known as Consolidated Royal Mines, Inc., and also, Royal Minerals, Inc., is a U.S. mineral resource company incorporated under the laws of the State of Utah. The Company is engaged in the business of acquiring and exploring mineral properties containing silver, gold, copper, and other mineralization. Prior to September 30, 1995, the Company acquired all of the outstanding securities of Celebration Mining Company ("Celebration"), a development stage company, pursuant to a share exchange agreement and plan of reorganization ("Reorganization").

     Prior to the Reorganization, Celebration was a non-public, closely held Washington corporation. It was formed in February 1994 to identify and acquire mineral properties for subsequent exploration and development, if warranted, through equity financing and joint venture arrangements. The Reorganization was accounted for as a purchase by Celebration of the Company. Celebration was treated as the acquiring company for financial reporting purposes because its shareholders constituted greater than 50% of the combined shareholder group at the time of reorganization. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor entity. Consequently, Celebration's assets and liabilities were not adjusted in the accompanying financial statements. On the other hand, for purposes of reporting statutory and corporate authority, the Company is deemed to be the acquiring corporation, and Celebration is now a wholly-owned subsidiary of the Company. Prior to the Reorganization, the Company had been a majority-owned subsidiary of Centurion Mines Corporation ("Centurion"). Currently, Centurion owns no Common Stock of the Company.

     The Company operates its business as an exploration stage company, meaning that it intends to receive income from property sales, joint ventures, or other business arrangements with larger companies, rather than developing and placing its properties into production on its own.

     The Company currently has no revenues. At September 30, 1999, the Company's accumulated deficit was $10,457,146. Regarding its losses from operations, the Company cannot assure that it will be able to carry out its plans as budgeted without additional operating capital. At September 30, 1999, the Company had a cash balance of $28,147 and negative working capital of $93,456 as compared to a cash balance of $3,147 and positive working capital of $303,600 at September 30, 1998.

     The Company will need additional capital resources to continue operations and has reduced monthly expenditures to approximately $2,000 per month. The industry took a tremendous and very significant downturn in 1997 and 1998 primarily a result of the fall-out from the Bre-X scandal which resulted in substantial losses for investors and has placed a deep chill upon the ability of exploration companies to raise capital. Secondly, the impact of a steadily declining gold price through 1997 placed added downward pressure on prices of mining shares in general. Further, as the Asian crises unfolded in 1998, prices for copper, lead, zinc and silver plunged to multi-year lows. As a whole, the entire industry suffered an unprecedented decline. Throughout 1999 there was no noticeable improvement in the climate for exploration companies.

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

     At September 30, 1999, the Board of Directors of the Company made the decision to write off the value of the Company's interest in the Crescent Mine lease, which was being carried on the Company's books at $1,294,867.

     A number of factors were considered by the Directors in arriving at this decision. First, the lingering depressed price of silver continues to render the property difficult or impossible to finance, given the depressed nature of the exploration sector. Second, the recent developments in the West Chance area of the Sunshine Mine next to the Crescent have not been encouraging, making it less likely that any offers would ever materialize from Sunshine. Finally, the on-going litigation initiated by the Company to determine the validity of its lease, and to possibly seek damages from the lessor is not likely to be resolved quickly, making it unlikely that the Company would be prepared to fulfill its work commitment. See "Litigation."

     As such, in accordance with GAAP rules, the Company has written down the value of the lease to zero at September 30, 1999.

     The Company intends to continue to operate at a very low expenditure level until such time as recovery in the exploration sector becomes evident. The Company will continue to eschew any long term debt in order to protect the long term viability of the Company's assets.

     During the 1999 fiscal year, the Company negotiated a contingency license agreement with Integrated Environmental Technologies of Richland, Washington to acquire exclusive worldwide rights to IET's patented plasma smelter technology for applications to mining and mineral processing.

     The agreement calls for a successful technical demonstration via a one ton test prior to any license rights being earned or any compensation being given to IET. During the 1999 fiscal year, IET completed a very small scale bench test which indicated the possibility that its technology may work for the application in question.

     The Company is currently discussing a possible joint venture to fund the one ton demonstration, but no definitive agreement has been reached.

     During the twelve months ended September 30, 1999, the Company placed 2,870,000 shares of its common stock for $158,200 in cash. However, in the current depressed market, it is believed that future placements will be much more difficult, if not impossible to complete.

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

     The Company's plan of operation for fiscal 2000 is to conserve its resources and protect its assets consistent with the lowest possible level of expenditure.

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

     In May 1999, the Company sold 1,000,000 share of "restricted" common stock to a non-affiliate investor for $50,000. In June 1999, the Company sold 300,000 common shares to a non-affiliate for $21,000 in cash.

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

     8. Working Capital; Accumulated Deficit; Auditor's Report. Although it commenced operations more than two years ago, the Company remains in the development stage. At September 30, 1999, the Company had negative working capital of $93,456 and an accumulated deficit of $10,457,146, with deficits and losses expected to continue for the foreseeable future. The Company's operations are subject to numerous risks associated with the mining industry.

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

     12. Potential Future Sales Pursuant to Rule 144. At December 15, 1999, there were issued and outstanding approximately 21,362,065 shares of Common Stock of which 8,887,003 shares were "Restricted Securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of these restricted shares may, in the future dilute an investors percentage of free-trading shares and may have a depressive effect on the price of the Company's securities and such sales, if substantial, might also adversely effect the Company's ability to raise additional equity capital.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES.

     The Company does not own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by governmental authorities and private land owners and a contingent licensing agreement with Integrated Environmental Technologies of Richmond, Washington. See "Item 1. Business - General."

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

CENTURION'S ACQUISITION AND CONTROL OF THE COMPANY

     In October 1991, Centurion entered into negotiations with the officers and directors of the Company for the acquisition and control of the Company. In November 1991, Centurion's Board of Directors approved this acquisition. Subsequently, Centurion entered into subscription and investment agreements with several of the Company's principal shareholders, whereby Centurion exchanged 174,743 "restricted" shares of Centurion stock and $1,600 cash for shares of Company common stock constituting 37.2% ownership of the Company's outstanding shares. On January 10, 1992, the Company's Board of Directors authorized the exchange of 100,000 post-split shares of the Company's common stock for approximately 4,196 acres of unpatented mining claims and state and private mineral leases from Centurion. On January 31, 1992, at the Company's Annual Shareholders Meeting, the shareholders authorized the purchase of approximately 17,000 acres of mining properties from Centurion for 1,250,000 post-split shares of Company common stock. This acquisition of shares gave Centurion an 82.3% controlling interest in the Company. The Company does not believe that Centurion's successor company owns any shares as of September 30, 1999.

THE COMPANY'S OWNERSHIP INTEREST IN GRAND CENTRAL SILVER MINES

     On November 25, 1997, Centurion issued 5,000,000 (500,000 post-split) shares of Common Stock to the Company in exchange for certain patented and unpatented mining claims located in the state of Idaho. In March 1998,the Company sold its 35% interest in the Sierra Mojada project to Grand Central Silver Mines (formerly Centurion) in exchange for 735,000 shares of stock and a $350,000 promissory note (see Mexican properties). As a result of the foregoing transactions, the Company owned 11.89% of the outstanding Common Stock of Grand Central Silver Mines, Inc., as of September 30, 1998. In the second quarter of 1999, the Company exchanged these shares with Pines International (a non-affiliate) for shares in Summit Silver.

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

CONGLOMERATE             A sedimentary rock consisting of rounded,
                         water-worn pebble or boulders cemented into a solid mass.

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

PORPHYRY Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine- grained groundness.

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

     During the 1996 fiscal year, the Company's field activities at the Crescent Mine were limited to are unsuccessful attempt to re-open the #3 level portal. The portal was filled with unconsolidated glacial till and it was determined that a much more expensive program will be required given the bad ground. Due to the low silver price, no attempt to dewater the lower mine was contemplated during the 1997 fiscal year. Any further developments on the Crescent Mine for fiscal 2000 will depend upon the price of silver, as well as the Company's available capital and the outcome of the current litigation discussed below.

     In June 1998, the Company sought to clarify a long standing possible cloud on its Crescent Mine lease resulting from the lessor's acquisition of the property at a Bankruptcy Court proceeding in 1991. Through its counsel in June 1998, the Company filed a lawsuit in Federal Court in Boise, Idaho against the lessor Fawsett International, Shoshone County and the U. S. Environmental Protection Agency as defendants. The Company is seeking a declaratory judgment from the Court as to the validity of its lease. Although depositions and discovery has proceeded, no trial date has been set.

     Counsel has told the Company that its case is strong and management believes the Company will prevail in this matter.

     At September 30, 1999, the Board of Directors of the Company made the decision to write off the value of the Company's interest in the Crescent Mine lease, which was being carried on the Company's books at $1,294,867.

     A number of factors were considered by the Directors in arriving at this decision. First, the lingering depressed price of silver continues to render the property difficult or impossible to finance, given the depressed nature of the exploration sector. Second, the recent developments in the West Chance area of the Sunshine Mine next to the Crescent have not been encouraging, making it less likely that any offers would ever materialize from Sunshine. Finally, the on-going litigation initiated by the Company to determine the validity of its lease, and to possibly seek damages from the lessor is not likely to be resolved quickly, making it unlikely that the Company would be prepared to fulfill its work commitment. See "Litigation."

     As such, in accordance with GAAP rules, the Company has written down the value of the lease to zero at September 30, 1999.

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

     In the second fiscal quarter of 1999, the Box Elder County, First Judicial Court dismissed all of Mr. Miler's claims on a summary judgment motion and left standing only the Company's counterclaims. In June 1999, Mr. Miller et al. filed an appeal to the Utah Supreme Court, which has stayed all further action on the Company's counterclaims.

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

Utah Properties and Royalty Interests.

     The Company is not currently involved in active exploration with respect to any of the property holdings or royalty interests within the Utah Gold Belt. During Fiscal 1997, the Company engaged an independent geologist to evaluate the mineral potential of the Company's holdings. Based upon his recommendations, the company dropped some property and has retained only claims and leases which are subject to a royalty from Kennecott Copper.

ITEM 3. LEGAL PROCEEDINGS

     The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation with the exception of the following:

     (1) The Company was a defendant in a lawsuit filed by some of its shareholders for alleged violations of securities laws. The suit was filed in the U.S. District Court in Denver on January 22, 1998 with Rounds et al. as plaintiffs vs. Royal Silver Mines, Inc. et al as defendants. Plaintiffs sought damages and attorneys' fees in the lawsuit, which alleged that defendants made false/misleading statements and omitted material disclosures in connection with public trading of Royal's common stock during the period May 1996 through August 1997.
On September 2, 1999 the plaintiffs and defendants settled the action on the following terms:

     1. To pay $60,000 in cash on the date of closing, which is scheduled for no later than October 4, 1999.

     2. To cancel a note of $50,000 which is owed by Norman Rounds to Crosby Enterprises.

     3. To pay to plaintiffs on September 7, 1999, the number of shares of Metalline stock, based upon Schwab closing price as of September 2, 1999, which equals $80,000. This payment shall be made by delivering the shares to Idaho Stock Transfer to hold these shares in escrow to be released to plaintiffs and to Mr. Rounds, as Mr. Rounds designates, in the amount of 5,000 shares every thirty days, beginning with the first 5,000 shares to be delivered September 7, 1999. Mr. Rounds and/or plaintiffs will be limited in their ability to sell the shares of stock as follows:

          (a) Plaintiffs and Mr. Rounds shall be able to sell no more than 5000 shares of stock total per month so long as the stock is trading at less than $4.50 per share.

          (b) Whenever the stock closes at over $4.50 per share Schwab NAV closing price for five consecutive trading days, the transfer agent will be authorized to release to plaintiff all remaining shares.

On October 8, 1999, the trial court issued an order dismissing the case.

     (2)  The Company is also a defendant in a lawsuit filed by Thomas
F. Miller (et al.), in the First Judicial Court in and for Box Elder County, State of Utah. The suit, which alleges that the Company failed to transfer common stock in exchange for a mining interest, asks for actual and punitive damages. The Company believes that this lawsuit is without merit and has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail. In the second fiscal quarter of 1999, the Box Elder County, First Judicial Court dismissed all of Mr. Miller's claims on a summary judgment motion, and left standing only the Company's counterclaims. In June 1999, Mr. Miller et al. filed an appeal to the Utah Supreme Court, which stayed all further actions on our counterclaims.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no vote of security holders during the annual period ended September 30, 1999.


                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common shares are traded on the Bulletin Board Operated by the National Association of Securities Dealers, Inc. under the symbol "RSMI." The prices listed below were obtained from the National Quotation Bureau, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period December 31, 1994, through September 30, 1999. These bid prices are over-the-counter market quotations based on inter-dealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:

     Fiscal Quarter Ended     High Bid($)    Low Bid ($)
     --------------------     ---------      -----------
     December 31, 1994        4.125          3.000
     March 31, 1995           2.500          1.125
     June 30, 1995            3.750          0.875
     September 29, 1995       3.124          2.750
     December 31, 1995        2.87           2.43
     March 31, 1996           2.75           2.25
     June 30, 1996            2.94           1.62
     September 30, 1996       2.12           1.00
     December 31, 1996        1.35           0.75
     March 31, 1997           1.56           0.91


     June 30, 1997            1.15           0.63
     September 30, 1997       0.97           0.69
     December 31, 1997        0.62           0.56
     March 31, 1998           0.45           0.42
     June 30, 1998            0.20           0.18
     September 30, 1998       0.10           0.09
     December 31, 1998        0.09           0.035
     March 31, 1999           0.1875         0.0625
     June 30, 1999            0.20           0.10
     September 30, 1999       0.12           0.09

     On December 15, 1999, the average of the high bid and low ask quotation for the Company's common shares as quoted on the Bulletin Board was $0.11.

     The approximate number of holders of common stock of record on December 15, 1999, was approximately 366.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

               09/30/99     09/30/98     09/30/97     09/30/96     09/30/95
               (Audited)    (Audited)    (Audited)    (Audited)    (Audited)
Statement of Operations and
Accumulated Deficit Data:
 Revenues      $         0  $         0  $         0  $         0  $         0
 Operating
  Expenses     $   355,528  $ 1,063,715  $ 1,558,823  $ 1,835,548  $   962,735
 Net loss      $(2,991,050) $(2,637,568) $(1,770,771) $(2,045,082) $  (962,735)
 Net Loss
  per share    $     (0.15) $     (0.16) $     (0.14) $     (0.22) $     (0.15)

Balance Sheet Data:
Work Capital
 (Deficit)     $   (93,456) $   303,600  $   671,355  $   686,573  $  (665,274)
Total Assets   $ 1,296,126  $ 3,982,592  $ 5,891,527  $ 5,605,357  $ 4,056,698
Long-term Debt $         0  $         0  $         0  $         0  $         0
 Stockholders'
  Equity       $ 1,174,523  $ 3,913,777  $ 5,850,186  $ 5,485,490  $ 3,235,376

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to September 30, 1999, the Company accumulated a deficit of $10,457,146.

     At September 30, 1999, $950,794 of the Company's total assets of $1,296,126 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues but, as explained above, has an accumulated deficit. Because of its recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1999, the Company had negative working capital of $93,456. This amount represents severe deterioration from the positive working capital of $303,600 at September 30, 1998 and of $671,355 at September 30, 1997. In the year ending September 30, 1999, the Company's working capital has decreased by $397,056 primarily because of decreased cash received by the Company from its sales of common stock. During the same twelve-month period, the Company's cash increased from $3,147 to $28,147 while the Company's notes receivable and investments both decreased very substantially. Due to the foregoing conditions, the Company's independent certified public accountants included a paragraph in the Company's financial statements relative to a going concern uncertainty.

     In fiscal year 1999, the Company's current liabilities increased by $52,788 primarily due to a build up of accrued advances from related parties and accounts payable from the September 30, 1998 level. The Company's current liabilities of $121,603 at September 30, 1999 represent an unfavorable increase from the Company's current liabilities of $68,815 at September 30, 1998. The Company has no long-term debt.

     The Company has estimated that it will need minimal capital resources of approximately $20,000 per month to meet its estimated expenditures for fiscal year 2000. During the last three years, management met with experienced financial and investment firms throughout Europe and North America and negotiated arrangements for capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds primarily through the private placement of shares and warrants. In fiscal 1998, the Company raised $299,499 in cash and $700,000 in notes, primarily through the private placement of shares. In fiscal 1999, consistent with the depressed market for metals prices, the Company raised only $158,200 from sales of its common stock. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS
COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999, RESPECTIVELY.

     General and administrative expenses decreased from $616,600 during fiscal 1998 to $286,046 during fiscal 1999. This decrease is principally due to decreased salaries and a decrease in the cost of fundraising associated with the Company's private placements of its stock. Also, during the twelve months of fiscal 1998, the Company incurred officers/directors compensation of $117,652 while such compensation expenses were reduced to $41,500 in the twelve months of fiscal 1999. As a principal result of the Company's cost reduction efforts in fundraising and compensation, total expenses of $1,063,715 for fiscal 1998 decreased to $355,258 (total expenses) in fiscal 1999.

     In fiscal 1998, the Company sold some patented mining properties for common stock and also sold a working interest in a minerals exploration joint venture in exchange for stock and a promissory note. These two transactions resulted in gains of $1,860,312 in fiscal 1998. There were no comparable transactions in 1999.

     In the last quarter of fiscal 1998, the Company elected to withdraw from most of its foreign mineral concessions and accordingly recorded losses of $592,065 by writing off its exploration properties in Chile, Argentina and Mexico. In the same quarter, the Company elected to sell its Conjecture Mine in Washington State and incurred a loss of $830,700 on this disposition.

     Also in the fourth quarter of fiscal 1998, the value of the Company's common stock investment in Grand Central Silver Mines, Inc. dropped significantly and the Company posted a loss of $1,997,812 on the decreased value of its mineral property investments.

     In the second and third quarters of fiscal 1999, the Company entered in a settlement arrangement with Grand Central Silver Mines, Inc. wherein the effect of the transaction was to create an aggregate loss of $1,057,581 from the related asset disposition. In the fourth quarter of fiscal 1999, the Company elected to abandon its interest in the Crescent Mine Idaho lease. The net effect of this abandonment was to record a loss of $1,294,867.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                              CONTENTS
Independent  Auditor's Report .    .    .    .    .    . F-1
Balance Sheets      .    .    .    .    .    .    .    . F-2
Statements of Operations      .    .    .    .    .    . F-4
Statements of Stockholders' Equity      .    .    .    . F-5
Statements of Cash Flows      .    .    .    .    .    . F-12
Notes to the Financial Statements  .    .    ..   .    . F-14

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Royal Silver Mines, Inc. (a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and from inception on February 17, 1994 through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Silver Mines, Inc. as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and from inception on February 17, 1994 through September 30, 1999 in conformity with generally accepted accounting principles.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 27, 1999

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET

                                        September 30,
                                   --------------------------
                                   1999           1998
                                   -----------    -----------
ASSETS

CURRENT ASSETS
Cash                               $    28,147    $     3,147
Note receivable                             -         350,000
Interest receivable                         -          17,106
Prepaid expenses                            -           2,162
                                   -----------    -----------
TOTAL CURRENT ASSETS                    28,147        372,415
                                   -----------    -----------
MINERAL PROPERTIES                     950,794      2,229,411
                                   -----------    -----------
PROPERTY AND EQUIPMENT
Mining equipment                       196,389         83,889
Furniture and equipment                 12,761         12,761
Less accumulated depreciation          (45,127)       (19,868)
                                   -----------    -----------
TOTAL PROPERTY AND EQUIPMENT           164,023         76,782
                                   -----------    -----------
OTHER ASSETS
Investments                            153,162      1,298,750
Organization costs, net                     -           5,234
                                   -----------    -----------
TOTAL OTHER ASSETS                     153,162      1,303,984
                                   -----------    -----------
TOTAL ASSETS                       $ 1,296,126    $ 3,982,592
                                   ===========    ===========
















   The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS

                                        September 30,
                                   ---------------------------
                                   1999           1998
                                   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                   $     77,603   $     65,815
Advances from related parties            44,000             -
Accrued expenses                             -           3,000
                                   ------------   ------------
TOTAL CURRENT LIABILITIES               121,603         68,815
                                   ------------   ------------
LONG TERM DEBT                               -              -
                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES                -              -
                                   ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
 40,000,000 shares authorized,
 20,299,565 and 19,003,565
 shares issued and outstanding,
 respectively                           202,995        190,035
Additional paid-in capital           11,428,674     11,889,838
Stock subscriptions receivable               -        (700,000)
Deficit accumulated during
 development stage                  (10,457,146)    (7,466,096)
                                   ------------   ------------
TOTAL STOCKHOLDERS' EQUITY            1,174,523      3,913,777
                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                             $  1,296,126   $  3,982,592
                                   ============   ============












   The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY
                      STATEMENTS OF OPERATIONS

                                        Year Ended September 30,
                                        ---------------------------
                                        1999           1998
                                        ------------   ------------
REVENUES                                $         -    $         -
                                        ------------   ------------
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property expense                       3,736        276,476
Depreciation and amortization                 30,493         52,987
Officers' and directors' compensation         41,500        117,652
General and administrative                   279,529        616,600
                                        ------------   ------------
Total expenses                               355,258      1,063,715
                                        ------------   ------------
OPERATING LOSS                              (355,258)    (1,063,715)
                                        ------------   ------------
OTHER INCOME (EXPENSES)
Interest income                                   24         27,582
Interest expense                                  -              -
Gain on property interest sold                    -       1,875,281
Loss on disposition and
 impairment of assets                     (2,635,816)    (3,476,716)
                                        ------------   ------------
Total other income (expense)              (2,635,792)    (1,573,853)
                                        ------------   ------------
NET LOSS                                $ (2,991,050)  $ (2,637,568)
                                        ============   ============
NET LOSS PER COMMON SHARE               $      (0.15)  $      (0.16)
                                        ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       19,615,730     16,348,120
                                        ============   ============














   The accompanying notes are an integral part of these financial statements

                                F-4a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS (Continued)

                                                       Period From
                                        Year           02/17/94
                                        Ended          (Inception)
                                        September 30,  Through
                                        1997           09/30/99
                                        ------------   -------------
REVENUES                                $         -    $          -
                                        ------------   -------------
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property expense                      31,378         559,442
Depreciation and amortization                 44,625         226,174
Officers' and directors' compensation        403,660       1,394,760
General and administrative                 1,079,160       3,677,294
                                        ------------   -------------
Total expenses                             1,558,823       5,857,670
                                        ------------   -------------
OPERATING LOSS                            (1,558,823)     (5,857,670)
                                        ------------   -------------
OTHER INCOME (EXPENSES)
Interest income                               31,025          58,631
Interest expense                              (2,257)        (74,348)
Gain on property interest sold                    -        1,875,281
Loss on disposition and
 impairment of assets                       (240,656)     (6,459,040)
                                        ------------   -------------
Total other income (expense)                (211,888)     (4,599,476)
                                        ------------   -------------
NET LOSS                                $ (1,770,711)  $ (10,457,146)
                                        ============   =============
NET LOSS PER COMMON SHARE               $      (0.14)  $       (0.87)
                                        ============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       12,305,987      11,974,795
                                        ============   =============












   The accompanying notes are an integral part of these financial statements.

                                F-4b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                          Common Stock     Additional              Total
                       Number              Paid-in     Accumulated Stockholders'
                       of Shares  Amount   Capital     Deficit     Equity
Balance
 February 17, 1994             -  $     -  $        -  $      -    $      -

Issuance in May 1994
 of shares at $.002 per
 share to officers and
 directors in exchange
 for assignment of
 mining property option  2,250,000   22,500    (18,500)        -        4,000

Issuance in July 1994
 of shares for cash at
 $.402 in private
 placement, net of
 costs                   1,050,000   10,500    411,116         -      421,616

Issuance in August 1994
 of shares to a director
 in exchange for services
 valued at $.417
 per share                 150,000    1,500      61,000         -      62,500

Net loss for the year ended
 November 30, 1994              -        -           -    (211,796)  (211,796)
                         --------- -------- ----------- ----------  ---------
Balance
 November 30, 1994       3,450,000   34,500     453,616   (211,796)   276,320

Issuance of share
 in debt offering at
 $.03 per share            416,250    4,163       9,712         -      13,875

Issuance of shares for
mineral properties valued
at $1.00 per share         262,500    2,625     259,875         -     262,500

Issuance of shares for cash
at $1.00 per share          15,000      150     14,850          -      15,000

Stock issuance costs            -        -     (58,202)         -     (58,202)

Issuance of shares to
acquire Consolidated
Royal Mines, Inc. at
$.15 per share           2,434,563   24,346    335,750          -     360,096
                         --------- -------- ----------  ----------  ---------
Balance forward          6,578,313 $ 65,784 $1,015,601  $ (211,796) $ 869,589
                         --------- -------- ----------  ----------  ---------


   The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                       Common Stock    Additional                Total
                    Number             Paid-in       Accumulated Stockholders'
                    of Shares Amount   Capital       Deficit     Equity
Balance forward     6,578,313 $65,784  $ 1,015,601   $ (211,796) $   869,589

Issuance of shares to
 directors and employees
 for services at prices
 ranging from $2.00 to
 $2.50 per share       12,750     127       29,473           -        29,600

Issuance of shares in
 exchange for mineral
 properties at prices
 ranging from $3.13 to
 $3.25 per share      800,000   8,000    2,530,126           -     2,538,126

Issuance of shares
 for cash at prices
 ranging from $1.50 to
 $2.00 per share      166,000   1,660      247,340           -       249,000

Issuance of shares in
 exchange for debt at
 $1.50 per share      200,000   2,000      298,000           -       300,000

Net loss for the
 ten months ended
 September 30, 1995        -       -            -      (750,939)    (750,939)
                    --------- -------  -----------   ----------  -----------
Balance September
 30, 1995           7,757,063  77,571    4,120,540     (962,735)   3,235,376

Issuance of shares
 for cash at $1.50
 per share          1,176,832  11,769    1,754,010           -     1,765,779

Issuance of shares
 to directors and
 employees for
 services at $1.50
 per share           222,700    2,227      331,823           -       334,050

Issuance of shares
 in exchange for
 debt at $1.50 per
 share               406,050    4,060      605,015           -       609,075

Issuance of shares
 for cash at $2.20
 per share           150,000    1,500      328,500           -       330,000

Issuance of warrants
 for cash at $.05
 per warrant              -        -        41,068           -        41,068
                   --------- --------  -----------   ----------  -----------
Balance forward    9,712,645 $ 97,127  $ 7,180,956   $ (962,735) $ 6,315,348
                   --------- --------  -----------   ----------  -----------

   The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                    Common Stock       Additional                 Total
                 Number                Paid-in      Accumulated   Stockholders'
                 of Shares  Amount     Capital      Deficit       Equity
Balance forward  9,712,645  $  97,127  $ 7,180,956  $   (962,735) $ 6,315,348

Issuance of shares
 for cash at $1.62
 per share          65,000        650      104,650            -       105,300

Issuance of shares
 for cash to directors
 and employees at
 prices ranging from
 $1.62 to $2.08
 per share         107,500      1,075     181,175             -       182,250

Issuance of shares
 for cash at $0.75
 per share         200,000      2,000     147,985             -       149,985

Issuance of shares
 for cash at $1.70
 per share         250,000      2,500     422,500             -       425,000

Cancellation of 35,000
 shares received in
 exchange for return of
 mining property   (35,000)      (350)   (109,025)            -      (109,375)

Payment to Centurion
 Mines for option to
 repurchase stock       -          -           -         (50,000)     (50,000)

Issuance of shares for
 joint venture in
 mining property at
 $1.50 per share   100,000      1,000     149,000             -       150,000

Repurchase of 25,000
 shares issued for
 joint venture at
 $1.40 per share   (25,000)      (250)    (34,750)            -       (35,000)

Issuance of shares for
 mining property at
 $1.50 per share    20,000        200      29,800             -        30,000

Issuance of shares
 to noteholders for
 extension of notes at
 $1.50 per share    39,375        394      58,669             -        59,063

Issuance of shares
 for services at
 $1.50 per share   215,334      2,153     320,848             -       323,001
                ----------  --------- -----------   ------------  -----------
Balance forward 10,649,854  $ 106,499 $ 8,451,808   $ (1,012,735) $ 7,545,572
                ----------  --------- -----------   ------------  -----------

    The accompany notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                    Common Stock       Additional                  Total
                Number                 Paid-in      Accumulated   Stockholders'
                of Shares   Amount     Capital      Deficit        Equity
Balance forward 10,649,854  $ 106,499  $ 8,451,808  $ (1,012,735)  $ 7,545,572

Stock issuance
 costs                  -          -       (15,000)           -        (15,000)

Net loss for the
 year ended September
 30, 1996               -          -            -     (2,045,082)   (2,045,082)
                ----------  ---------  -----------  ------------   -----------
Balance September
 30, 1996       10,649,854    106,499    8,436,808    (3,057,817)    5,485,490

Issuance of shares
 for cash at $0.75
 per share       2,491,000     24,910    1,843,340            -      1,868,250

Stock issuance costs    -          -       (30,000)           -        (30,000)

Issuance of shares
 to directors and
 employees for
 services: at
 $1.00 per share   110,500      1,105      109,395            -        110,500
 $0.75 per share    25,000        250       18,500            -         18,750

Issuance of shares
 for services at
 $1.25  per share   98,250        982      121,829            -        122,811

Issuance of shares for
 mining property at
 $1.00 per share    60,000        600       59,400            -         60,000

Cancellation of 25,000
 shares received in
 exchange for return of
 mining property   (25,000)      (250)     (81,000)           -        (81,250)

Issuance of shares
 for services: at
 $1.00 per share    25,500        255       25,245            -         25,500
 $0.75 per share    47,128        471       34,875            -         35,346

Payment for extension
 of warrants for
 one year               -          -         5,500            -          5,500

Net loss for the
 year ended September
 30, 1997               -          -            -     (1,770,711)   (1,770,711)
                ----------  ---------  -----------  ------------   -----------
Balance September
30, 1997        13,482,232  $ 134,822  $10,543,892  $ (4,828,528)  $ 5,850,186
                ----------  ---------  -----------  ------------   -----------

   The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY

                              Common Stock             Additional
                              Number                   Paid-in
                              of Shares      Amount    Capital
Balance forward               13,482,232     $ 134,822 $ 10,543,892

Issuance of shares for
cash at $0.75 per share           10,000           100        7,400

Issuance of shares to
 directors, consultants and
 employees for services at
 prices varying from $0.34
 per share to $0.91 per share    398,000         3,980      202,680

Issuance of shares for mining
 property at $0.75 per share     200,000         2,000      148,000

Issuance of shares for cash
at $0.15 per share             1,913,333        19,133      267,866

Issuance of shares in
 exchange for cash and note
 at $0.25 per share            3,000,000        30,000      720,000

Net loss for year ended
September 30, 1998                    -             -            -
                              ----------     --------- ------------
Balance
 September 30, 1998           19,003,565     $ 190,035 $ 11,889,838
                              ----------     --------- ------------

















  The accompanying notes are an integral part of these financials statements.

                                F-9a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                       Total
                         Subscription   Accumulated    Stockholders'
                         Receivable     Deficit        Equity
Balance forward          $       -      $ (4,828,528)  $  5,850,186

Issuance of shares for
cash at $0.75 per share          -                -           7,500

Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from
 $0.34 per share to $0.91
 per share                       -                -         206,660

Issuance of shares for
 mining property at $0.75
 per share                       -                -         150,000

Issuance of shares for cash
at $0.15 per share               -                -         286,999

Issuance of shares in
 exchange for cash and note
 at $0.25 per share        (700,000)              -          50,000

Net loss for year ended
September 30, 1998               -        (2,637,568)    (2,637,568)
                         ----------     ------------   ------------
Balance
 September 30, 1998      $ (700,000)    $ (7,466,096)  $  3,913,777
                         ----------     ------------   ------------
















  The accompanying notes are an integral part of these financials statements.

                                F-9b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                            Common Stock               Additional
                         Number                        Paid-in
                         of Shares      Amount         Capital
Balance forward          19,003,565     $  190,035     $ 11,889,838

Issuance of shares to
 officers, directors and
 consultants for services
 at prices varying from
 $0.04 per share to $0.06
 per share               1,876,000          18,760           89,469

Issuance of shares for
 cash, investment and
 receivable               1,070,000         10,700           66,500

Shares returned to
 treasury for cancellation
 of receivable           (2,000,000)       (20,000)        (680,000)

Stock issuance costs             -              -              (133)

Issuance of shares for
 cash at prices varying
 from $0.04 per share
 to $0.07 per share       1,800,000         18,000           63,000

Payment of stock
 subscription                    -              -                -
                         ----------     ----------     ------------
Balance Forward          21,749,565     $  217,495     $ 11,428,674
                         ----------     ----------     ------------















   The accompanying notes are an integral part of these financial statements.

                               F-10a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                  Total
                    Subscription   Accumulated    Stockholders'
                    Receivable     Deficit        Equity
Balance forward     $ (700,000)    $ (7,466,096)  $ 3,913,777

Issuance of shares
 to officers, directors
 and consultants for
 services at prices
 varying from $0.04
 per share to $0.06
 per share                  -                -        108,229

Issuance of shares
 for cash, investment
 and receivable        (50,000)              -         27,200

Shares returned to
 treasury for cancellation
 of receivable         700,000               -             -

Stock issuance costs        -                -           (133)

Issuance of shares for
 cash at prices varying
 from $0.04 per share
 to $0.07 per share         -                -         81,000

Payment of stock
 subscription               -                -         50,000
                    ----------     ------------   -----------
Balance Forward     $       -      $ (7,466,096)  $ 4,180,073
                    ----------     ------------   -----------











   The accompanying notes are an integral part of these financial statements.

                               F-10b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                                 Common Stock          Additional
                              Number                   Paid-in
                              of Shares      Amount    Capital
Balance forward               21,749,565     $ 217,495 $ 11,428,674

Shares returned to
 treasury for cancellation
 of receivable and
 exchange of
 investments                  (1,450,000)      (14,500)          -

Net loss for year
 ended September
 30, 1999                             -             -            -
                              ----------     --------- ------------
Balance,
 September 30, 1999           20,299,565     $ 202,995 $ 11,428,674
                              ==========     ========= ============






























   The accompanying notes are an integral part of these financial statements

                               F-11a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                       Total
                         Subscription   Accumulated    Stockholders'
                         Receivable     Deficit        Equity
Balance forward          $ -            $  (7,466,096) $ 4,180,073

Shares returned to
 treasury for cancellation
 of receivable and
 exchange of investments   -                       -       (14,500)

Net loss for year ended
September 30, 1999         -               (2,991,050)  (2,991,050)
                         ----           -------------  -----------
Balance, September
 30, 1999                $ -            $ (10,457,146) $ 1,174,523
                         ====           =============  ===========































   The accompanying notes are an integral part of these financial statements.

                               F-11b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS

                                           For the Years Ended
                                               September 30,
                                        1999           1998
Cash flows from operating activities:
Net loss                                $ (2,991,050)  $ (2,637,568)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Loss on sale of equipment                        -          12,585
 Depreciation and amortization                30,493         45,649
 Issuance of common stock for services       108,229        206,658
 Write-off of option costs                        -         517,871
 Write off of joint venture costs                 -          10,000
 Write-off of mineral properties           1,323,617      1,097,737
 Loss on devaluation of investments        1,123,247      1,997,813
Changes in assets and liabilities:
 Note receivable                             350,000       (250,000)
 Interest receivable                          17,106         (9,523)
 Prepaid expenses                              2,162          5,831
 Other assets                                     -              -
 Mineral properties                               -          (4,674)
 Accounts payable                             11,788         45,460
 Accrued expenses                             41,000        (18,798)
 Payable to related parties                       -              -
                                        ------------   ------------
Net cash provided (used)
 by operating activities                      16,592      1,019,041
                                        ------------   ------------
Cash flows from investing activities:
 Purchase of investments                    (119,088)    (2,934,062)
 Purchase and development of
  mineral properties                         (45,000)      (185,690)
 Purchase of fixed assets                   (112,500)        (4,154)
 Sale of mineral properties                       -       1,093,750
 Sale of investments                         141,429         70,000
 Sale of fixed assets                             -           5,185
                                        ------------   ------------
 Net cash used in investing activities      (135,159)    (1,954,971)
                                        ------------   ------------
Cash flows from financing activities:
 Stock issuance and offering costs           (14,633)            -
 Proceeds received on long-term debt              -              -
 Payments made on notes payable                   -              -
 Issuance of common stock for cash           158,200        344,500
 Issuance of common stock for accrued interest    -              -
 Issuance of common stock for extension
  of notes payable maturation                     -              -
 Payment for return of stock issued for
  mining property interest                        -              -
 Payment of joint venture costs                   -              -
 Issuance of warrants or warrants
  extensions for cash                             -              -
                                        ------------   ------------
Net cash provided by financing activities    143,567        344,500
                                        ------------   ------------
Net increase (decrease) in cash         $     25,000   $   (591,430)
                                        ------------   ------------
                               F-12a
                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CASH FLOWS (Continued)
                                                       From
                                                       02/17/94
                                        For the Year   (Inception)
                                        Ended          Through
                                        09/30/97       09/30/99
Cash flows from operating activities:
 Net loss                               $ (1,770,711)  $ (10,457,146)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Loss on sale of equipment                       -           12,585
  Depreciation and amortization               44,625         221,383
  Issuance of common stock for services      312,907       1,376,946
  Write-off of option costs                       -          517,871
  Write off of joint venture costs                -          160,000
  Write-off of mineral properties                 -        2,421,354
  Loss on devaluation of investments              -        3,121,060
 Changes in assets and liabilities:
  Note receivable                                 -               -
  Interest receivable                         (7,250)             -
  Prepaid expenses                           (19,040)        (28,438)
  Other assets                                (6,000)         (9,801)
  Mineral properties                              -           (4,674)
  Accounts payable                            (4,780)         77,603
  Accrued expenses                           (13,457)         43,188
  Payable to related parties                    (289)        300,000
                                        ------------   -------------
Net cash provided (used)
 by operating activities                  (1,463,995)     (2,248,069)
                                        ------------   -------------
Cash flows from investing activities:
 Purchase of investments                     (70,000)     (3,123,150)
 Purchase and development of
  mineral properties                        (151,164)     (1,986,690)
 Purchase of fixed assets                   (193,230)       (325,687)
 Sale of mineral properties                       -        1,093,750
 Sale of investments                              -          211,429
 Sale of fixed assets                            500           5,685
                                        ------------   -------------
Net cash used in investing activities       (413,894)     (4,124,663)
                                        ------------   -------------
Cash flows from financing activities:
 Stock issuance and offering costs           (30,000)       (189,468)
 Proceeds received on long-term debt              -          675,000
 Payments made on notes payable               (60,000)      (174,206)
 Issuance of common stock for cash          1,868,250      6,030,764
 Issuance of common stock for accrued interest     -          38,158
 Issuance of common stock for extension of
  notes payable maturation                         -          59,063
 Payment for return of stock issued for
  mining property interest                         -         (35,000)
 Payment of joint venture costs                    -         (50,000)
 Issuance of warrants or warrants
  extensions for cash                           5,500         46,568
                                        -------------  -------------
Net cash provided by financing activities   1,783,750      6,400,879
                                        -------------  -------------
Net increase (decrease) in cash         $     (94,139) $      28,147
                                        -------------   ------------

                               F-12b

                       ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS

                                                                  From
                                                                  02/17/94
                                   For the Years Ended            (Inception)
                                      September 30,               Through
                              1999       1998         1997        Sept. 30, 1999
Net increase (decrease) in
 cash (balance forward)       $ 25,000   $ (591,430)  $ (94,139)  $    28,147

Cash, beginning of period        3,147      594,577     688,716            -
                             ---------    ---------   ---------   -----------
Cash, end of period          $  28,147    $   3,147   $ 594,577   $    28,147
                             =========    =========   =========   ===========
Supplemental cash flow disclosure:

 Income taxes               $      -      $      -    $      -    $       350
 Interest                   $      -      $      -    $   2,257   $    25,655

Non-cash financing activities:
Common stock issued for
 services rendered          $ 108,229     $ 206,660   $ 312,907   $ 1,376,947
Common stock issued for
 mineral properties         $      -      $ 150,000   $  60,000   $ 3,190,626
Common stock issued for
 exchange for debt          $      -      $      -    $      -    $   922,950
Common stock issued in
 acquisition of Consolidated
 Royal Mines, Inc.          $      -      $      -    $      -    $   360,096
Option rights acquired in
 exchange for a payable     $      -      $      -    $      -    $    79,000
Common stock issued for
 assignment of mining
 property options           $      -      $      -    $      -    $     4,000
Common stock issued
 in exchange for
 investments                $   7,200     $      -    $      -    $     7,200











   The accompanying notes are an integral part of these financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1999 and 1998

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

The $950,794 cost of mineral properties included in the accompanying balance sheet as of September 30, 1999 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royal Silver Mines, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision For Taxes
At September 30, 1999, the Company had net operating loss carryforwards of approximately $10,100,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998 and fiscal 1999, the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 1999.

Financial Accounting Standards
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

Change in Accounting Policies
During the year ended September 30, 1999, the Company changed its method of accounting for organization costs to conform to the requirements of Statement on Position 98-5, which requires start-up and organization costs to be expensed as incurred. The effect of the change was to increase net loss for the year ended September 30, 1999 by $3,502 ($0.0002 per share). The change has no effect on prior years.

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

Washington and Idaho Mineral Properties
During the year ended September 30, 1995, Celebration purchased, through the issuance of 800,000 shares of its common stock, various mineral properties located in the states of Washington and Idaho. The mineral properties were recorded at the fair market value of the shares paid on the date of issuance ranging from $3.13 to $3.25 per share for a total purchase price of $2,538,126. In May 1996, the Company sold back the Frisco Standard Silver Mine to its original seller in exchange for the same price (35,000 shares of Royal stock) received by the seller when the mine was purchased. The shares received were canceled and no gain or loss was recorded on the transaction. In the fourth quarter of 1998, the Company disposed of additional Idaho properties. (See Note 4).

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 3 - MINERAL PROPERTIES (Continued)

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

NOTE 4 - MINERAL PROPERTY DISPOSITIONS

Shoshone County Idaho Mineral Lease (Crescent Mine)
In February 1995, Celebration entered into an agreement to acquire a fifty-year renewable mineral lease on a property in Shoshone County, Idaho. The mining property consists of twelve patented claims and associated Idaho unpatented claims. In connection with this lease, the Company has incurred acquisition costs of $1,294,867. During the fourth quarter of 1999, the Company's board of directors evaluated its mineral holdings and elected to write off its interest in this property and, accordingly, recorded a loss on abandonment equivalent to its cost of acquisition. (See Note 15 on litigation regarding this lease.)

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 4 - MINERAL PROPERTY DISPOSITIONS (Continued)

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

NOTE 6 - INVESTMENTS

Investments, consisting of equity securities of private and small public companies, are stated at lower of cost or net realizable value. During 1999, certain investments were written down to their estimated realizable value. The amount of the loss, $281,498, has been charged to operations in 1999.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1999 and 1998

NOTE 6 - INVESTMENTS (Continued)

At September 30, 1999 and 1998, the market values of investments were as follows:

                                   September 30,  September 30,
                                   1999           1998

Grand Central Silver Mines, Inc.   $       0      $   926,250
Summit Silver Mines, Inc.            101,127           60,000
Rigid Airship USA, Inc.               31,002          312,500
Ashington Mining Company               7,200                0
Tintic Coalition Mines                 5,000                0
American Health Providers Corp.        6,795                0
Minimally Invasive Surgery             2,038                0
                                   ---------      -----------
                                   $ 153,162      $ 1,298,750
                                   =========      ===========

Other information regarding the Company's investments follows:

Grand Central Silver Mines, Inc.
In the quarter ended March 31, 1998, the Company finalized the sale of certain patented mining properties to Centurion Mines Corporation (subsequently renamed Grand Central Silver Mines, Inc.) for 500,000 shares of Centurion's common stock then valued at $1,500,000. This transaction resulted in a gain of $406,250.

During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central which is uncollateralized, bears interest at 8%, and matures in 1999. A total gain of $1,454,062 was realized on this transaction. The promissory note was satisfied in February 1999 through a settlement agreement with Grand Central (See Notes 17 and 18).

At September 30, 1998, the Company owned 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which was then approximately 12% of the total outstanding shares. In the second and third quarters of fiscal 1999, the Company disposed of all of its holdings in Grand Central in connection with a settlement agreement.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998

Rigid Airship USA, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3). SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of September 30, 1999, the stock had a market value of $31,002.

NOTE 7 - COMMON STOCK

During the year ended November 30, 1994, Celebration issued 1,500,000 shares of common stock to directors for services rendered, valued at $.002 to $.625 per share, which is the fair market value of the share on the date of issuance.

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

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to
Centurion Mines Corporation (Centurion), a related entity.   The stock
was issued at $1.50 per share in payment of $300,000 of outstanding debt. The Company also issued 277,500 shares in connection with the issuance of notes payable. (See Note 1 and Note 9).

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 7 - COMMON STOCK (Continued)

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

During the year ended September 30, 1999, the Company issued 1,876,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.07.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 7 - COMMON STOCK (Continued)

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, Royal received 1,450,000 shares of Royal Silver Mines, Inc. stock, which was returned to treasury and cancelled.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 1999, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders, which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. Of these stock options
255,000 exercisable at $1.50 per share will expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of September 30, 1999, none of these options have been exercised.

On January 9, 1996, the Board of Directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. As of September 30, 1999 none of these warrants have been exercised.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

In the quarter ending March 31, 1997, the Company sold 2,491,000
"units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At September 30, 1999, none of the warrants had been exercised.

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 1999, 1,455,000 options have been granted under the plan although none have been exercised or forfeited in the two years ending September 30, 1999. The old existing options are attributed to the merger of Celebration mining Company with Royal in August 1995.

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the twelve months ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the twelve months ended September 30, 1999.

Following is a summary of the stock options during 1998 and 1999.

                                                  Weighted
                                   Number         Average
                                   of             Exercise
                                   Shares         Price

Outstanding at 10/1/97             1,455,000      $ 1.03
Granted
Exercised                                 -           -
Forfeited                                 -           -
                                   ---------      ------
Outstanding at 9/30/98             1,455,000      $ 1.03
                                   =========      ======
Options exercisable at 9/30/98     1,455,000      $ 1.03
                                   =========      ======
Weighted average fair value of
 options granted during 1998       $      -
                                   =========

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN (Continued)

                                                  Weighted
                                   Number         Average
                                   of             Exercise
                                   Shares         Price

Outstanding at 10/1/98             1,455,000      $ 1.03
Granted
Exercised                                 -           -
Forfeited                                 -           -
                                   ---------      ------
Outstanding at 9/30/99             1,455,000      $ 1.03
                                   =========      ======
Options exercisable at 9/30/99     1,455,000      $ 1.03
                                   =========      ======
Weighted average fair value of
 options granted during 1999       $      -
                                   =========

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at September 30, 1999, and September 30, 1998:

                         September 30,  September 30,
                         1999           1998
     Applicable to:

     Common Stock        $ 11,382,106   $ 11,843,270
     Stock Warrants            46,568         46,568
                         ------------   ------------
                         $ 11,428,674   $ 11,889,838
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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 11 - OPTIONS INVOLVING MINERAL PROPERTIES

Option with Placer Mining
In April 1996, the Company entered into an option with Placer Mining Corporation ("Placer") of Kellogg, Idaho whereby the Company could acquire a joint venture interest in the Bunker Hill Mine, a silver-lead-zinc mine in Shoshone County, Idaho. After issuing 100,000 shares valued at $1.50 per share and spending a nonrefundable $50,000 on the option, the Company elected to renegotiate this option agreement and entered into a second option agreement with Placer on September 18, 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In the second agreement, the Company paid $100,000 in September 1996 for the nonassignable option of acquiring a 100% interest in the Bunker Hill Mine. In order to exercise this option, the Company must issue 500,000 shares of its common stock to Placer by May 10, 1997 and pay Placer either $7,000,000 by that date or $4,000,000 by that date and $3,500,000 by May 10, 1998. Under the terms of this agreement, the Company will pay Placer a 2% net smelter return royalty in perpetuity with stipulated annual advance minimum royalty payments to Placer ranging from $100,000 (in 1999) to $250,000 (in year 2002 through 2010). All advance minimum royalties paid are to be credited against actual production royalties.

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

At September 30, 1999, no shares were acquired from Centurion under this option agreement which lapsed. (See Note 14).

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998


NOTE 13 - LETTER OF INTENT WITH TECK EXPLORATION LTD.

In October 1997, the Company signed a letter of intent with Teck Corporation (dba Teck Exploration, Ltd.) of Vancouver, B.C. to jointly explore and develop the Mocha porphyry copper prospect in Region I of northern Chile. The agreement contemplated an initial drilling program funded by Teck. In July 1998, the Company and Teck mutually agreed to terminate their option agreement. (See Note 4 for related disclosures on Chilean options.)
NOTE 14 - PROSPECTIVE COMBINATION (MERGER) WITH CENTURION MINES
CORPORATION

On November 24, 1997, Royal and Centurion Mines Corporation, headquartered in Salt Lake City, announced plans to combine the two companies. Centurion (subsequently renamed Grand Central Silver Mines, Inc.) is a significant owner of gold, silver, and copper mining properties in Utah.

As a first stage in the combination of the companies, Centurion purchased certain Coeur d'Alene, Idaho silver properties plus other patented mining properties owned by Royal in exchange for Centurion shares then valued at $1,500,000. (See Note 6).

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future. The two companies shared one common director and a common officer until February 1999, at which time mutual differences changed this arrangement. (See Note 18).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff's lawsuit and let stand the Company's countersuit alleging fraudulent misrepresentation. Although the plaintiff has filed an appeal (regarding the originally filed lawsuit) with the Utah Supreme Court, the Company believes that the appeal is completely without merit and will not be sustained. In its countersuit, the Company is seeking both full title to the aforementioned mineral property and punitive damages. The Company believes its countersuit will prevail.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 15 - COMMITMENTS AND CONTINGENCIES

In July 1998, the Company filed an action in Federal Court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S.
Environmental Protection Agency, Shoshone County, and Fawcett
International. Although the Company has recently decided to write down its interest in the Crescent Mine mineral lease, the Company has elected to pursue this lawsuit, which is in the discovery phase.

The Company sublets office space on a month to month basis from one of its officers in Coeur d'Alene Idaho for $200 per month. Total rent paid for this office space in 1999 was $1800.

NOTE 16 - WORKING INTEREST IN JOINT VENTURE WITH METALLINE MINING CO.

On January 15, 1998, the Company acquired a 35% working interest in a joint venture with Metalline Mining Co. for exploration and development of the Sierra Mojada District, Coahuila, Mexico. The project was formerly a joint venture between Metalline and Dakota Mining Corp. Royal acquired the interest from Dakota in exchange for $100,000 cash, 200,000 shares of Metalline common stock, which Royal carried on its books as an investment, and 200,000 shares of Royal Silver common stock. Dakota retained a net smelter return royalty on future production from the project. (See Note 6).

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

NOTE 17 - NOTES RECEIVABLE

At September 30, 1998, the Company's note receivable consisted of a $350,000 receivable from Grand Central Silver Mines, Inc. This note, which bears interest at 8% and is uncollateralized, was exchanged for equipment and mining claims in February 1999. (See Note 18).

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 18   SETTLEMENT AGREEMENTS

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of the $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all parties affected, the net effect of the settlement was the Company's recording a loss of $247,112 from assets disposed in the second quarter and $810,469 in the third quarter as this transaction was finalized. (See Note 6, Note 14, and Note 17).

The Company was a defendant in a lawsuit filed by some of its shareholders for alleged financial improprieties. Although the directors of the Company vigorously disputed the plaintiffs' claims, the directors elected to settle this matter out of court in September 1999 after receiving advice from counsel that the costs of defending the litigation would exceed the costs of settling out of court. In the resulting settlement, the Company agreed to pay the plaintiffs $60,000 in cash and two Company officers agreed to transfer personally owned investments to the plaintiffs. Accordingly, in turn, the Company indemnified the aforementioned corporate officers by transferring to them stock in Summit Silver Mines, Inc. and a mineral property interest in the Imperial Mine. The transaction resulted in a charge to operations of $103,950.

NOTE 19   LICENSING AGREEMENT

In January 1999, the Company entered into a technology licensing agreement with Integrated Environmental Technologies, LLC (IET), a New York limited liability company, to acquire, develop and exploit mineral deposits using IET technology. IET technology involves high temperature systems that utilize plasma technology for processing materials and includes trade secrets, inventions, (whether patented or unpatented), information, data and experience. Upon completion of agreed upon conditions, the Company will be granted a worldwide exclusive license to practice IET technologies necessary for the extraction and recovery of copper from enargite ores and gold and silver from arsenic rich ores or residual process streams from milling and smelting operations not to include certain properties in and around the Yuma, Arizona region. At September 30, 1999, the Company was in the process of renegotiating the terms and conditions of the licensing agreement.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                     September 30, 1999 and 1998
NOTE 20 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $2,991,050 for the year ending September 30, 1999 and an accumulated deficit of $10,457,146 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

NOTE 21   RELATED PARTIES

At September 30, 1999, the Company was indebted to two of its officers for the sum of $44,000. These funds were advanced to the Company in September 1999 for payment of operating expenses. The advances are unsecured, non-interest bearing, and are expected to be repaid in the next few months.

Other related party transactions are disclosed in Notes 15 and 18.

NOTE 22   YEAR 2000 ISSUES

Like other companies, Royal Silver Mines, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurance that the Year 2000 issue will not have an impact on the Company's operations. Any costs associated with Year 2000 compliance are expensed when incurred.

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


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                Age       Position

Howard M. Crosby    47        President, Treasurer and a member of the
                              Board of Directors

John Ryan           36        Vice President, Secretary and a member
                              of the Board of Directors

Ronald Kitching     67        Member of the Board of Directors

Kevin Stulp         42        Member of the Board of Directors

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

     Set forth below is certain biographical information regarding each director and executive officer of the Company:

Howard M. Crosby - President, Treasurer and a member of the Board of
Directors.

     Since February 1994, Mr. Crosby is the President and a member of the Board of Directors and since January 1998, Mr. Crosby has been the Treasurer of Company. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May 1993, Mr. Crosby entered into a business consulting relationship with Centurion Mines Corporation, and has served as president and director of Mammoth Mining Company and Gold Chain Mining Company, both Centurion subsidiaries. In July 1992, Mr. Crosby filed a Chapter 13 petition for bankruptcy. The reorganization plan was approved in October 1992. Mr. Crosby received a B.A. degree from the University of Idaho in 1974.

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

     Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 1998 and September 30, 1999, or with respect to transactions which occurred between October 1, 1998 and September 30, 1999, all reports which were required to be filed under Section 16(a) of the Exchange Act were in fact so filed.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation.

     The following table sets forth the compensation paid by the Company during each of the last three fiscal years to its Chief Executive Officer, and to the other four most highly compensated officers and executive officers, but only if the total annual salary and bonus of any such executive officer exceeded $100,000 for Fiscal 1999 (the "Named Executive Officers"). This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table.

                    Annual Compensation
                    -------------------
                    Principal
Name                Position       Year      Salary ($)
--------------      ---------      ----      ----------
Howard Crosby       President      1999      $ 45,000 [2]
                                   1998      $ 78,000 [1]
                                   1997      $ 78,000
                                   1996      $ 78,000
                                   1995      $ 48,000
John Ryan           Vice President 1999      $ 42,000 [2][3]

Named Executive Officers
  None                             n/a       n/a

[1] Crosby received four months salary in cash, $19,500, and the balance in Common Stock.

[2] All compensation paid during 1999 was taken in shares of the Company, or shares in two dormant subsidiary corporations, Summit Silver and Tintic Corporation, or equipment.

[3] Prior to 1999, Mr. Ryan did not receive compensation as an officer.

Other than the Company's Stock Option and Award Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs were made during Fiscal 1999 to the CEO or any Executive Officer.

     No stock options were exercised by the CEO or any executive officers in Fiscal 1999.

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

Compensation of Directors.

     Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 2,500 shares per quarter of completed service. During Fiscal 1999, no shares were awarded to directors as compensation. The Board has not implemented a plan to award options, authorized under the Company's Stock Option and Award Plan and none have been granted. There are no contractual arrangements with any member of the Board of Directors.

Compensation Committee Interlocks and Insider Participation.

     There are no compensation committee interlocks.   With respect to
insider participation, Howard Crosby, John Ryan, Ronald Kitching and Kevin Stulp, participated in deliberations of the Company's Board of Directors during Fiscal 1999, concerning executive officer compensation.

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

     For Fiscal 1999, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

     The Company paid salaries to its officers for the fiscal year-ended September 30, 1999, as follows:

     Name of Officer      Position                    Salary
     Howard Crosby        President                   $45,000 yearly
     John Ryan            Vice President of            42,000 yearly
                          Corporate Development

     These amounts were approved by the Board in recognition of the work and efforts prior to the end of fiscal 1999.

     With respect to stock awards during fiscal 1999, the Board of Directors did not change the amount of shares, 2,500 per quarter, which each directors is entitled to receive as partial compensation for service to the Company.

     The Board believes that executive compensation during fiscal 1999 substantially reflects the Company's compensation policy and the Board anticipates paying a like sum during the fiscal year ending September 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 15, 1999, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. At December 29, 1999, the number of shares of common stock of the Company issued and outstanding was 21,362,065.

                                                    Percentage
                                      Shares        of Common
Name                                  Owned         Stock Owned
Howard Crosby [1]                     2,135,000        9.99%
105 North First
Suite 232
Sandpoint, ID 83864

John Ryan [2]                         1,585,000        7.42%
200 Riverwood Court
Post Falls, ID 83854

Ronald Kitching                         157,500        0.74%
P. O. Box 9809
Frenchville, QD 4701
Australia

Kevin Stulp                             494,000        2.31%
5639 Doliver
Houston, TX 77056

ALL OFFICERS AND
DIRECTORS AS A GROUP                  4,371,500       20.46%
(Four Individuals)


Britannia Holdings
  Ltd. [3]                            3,485,000       16.31%
Kings House, The Grange
St. Peter Port
Guernsey, GY1 2QJ
Channel Island

     All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] The Board approved the release of a previously authorized grant of 200,000 restricted shares to Crosby Enterprises, Inc. for its work in putting together for the Company no fewer than five major business proposals, culminating in the reorganization with Celebration. Mr. Crosby holds indirect beneficial ownership of those restricted shares as a director, executive officer and majority shareholder of Crosby Enterprises, a private, closely-held Washington corporation. Mr. Crosby holds all remaining shares in his name, 15,000 shares of which he received in Fiscal 1995 as partial compensation for his service as a
     director and executive officer.   Does not include Warrants to
     purchase 850,000 shares of Common Stock.

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

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

    The Company has not filed any reports on Form during the annual period ended September 30, 1999.

INDEX TO EXHIBITS

     The following documents are incorporated herein by reference to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission:

Number    Document
----------------------------------------------------------------------
 3.1      Articles of Incorporation.

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

     The following documents are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the
Commission on September 12, 1997:

10.12     Unilateral option to Purchase Mining Concessions from
          Sociedad de Exploarciones Y Explotaciones Mineras Oregon
          Limitada.

10.13     Modification of Unilateral Purchase Option Contract of Mining
          Concessions.

10.14     Unilateral option to Purchase Mining Concessions from
          Compania Minera San Enrique S.C.M. Y Otra.

28.1      Warrant Agreement.

28.2      Selling Agent Agreement.

     The following are filed herewith:

27        Financial Data Schedule

99.1      Settlement Agreement with Rounds et al.

99.2      Order dismissing Rounds litigation.

    All other schedules and exhibits are omitted, as the required information is not applicable or is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in Spokane, Washington, on this 29th day of December, 1999.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                     Title                    Date


/s/ Howard M. Crosby                                   12/28/99
Howard M. Crosby              President, Treasurer and
                              a member of the Board of
                              Directors
/s/ John Ryan                                          12/28/99
John Ryan                     Vice President, Secretary
                              and a member of the Board
                              of Directors

______________________                                 ________
Ronald Kitching               Member of the Board
                              of Directors

/s/ Kevin Stulp                                        12/28/99
Kevin Stulp                   Member of the Board
                              of Directors