Form 10QSB
period 1999-12-31
ROYAL SILVER MINES INC
filed 2000-02-14
CIK 933157

---------------------------------------------------------------------
---------------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:

                 ----------------------------------
                 Commission File Number:    0-25170
                ----------------------------------

                      ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                                    87-0306609
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification Number)


                        1010 Ironwood Drive
                             Suite 105
                    Coeur d'Alene, Idaho  83814
    (Address of Principal Executive Offices, including Zip Code)

                            (208) 769-7340
          Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]           No [   ]

The number of shares outstanding at December 31, 1999: 20,362,065 shares

----------------------------------------------------------------------
-----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as the Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects the Company's financial condition and changes in condition as of December 31, 1999 and September 30, 1999, and the results of operations, stockholders' equity and cash flows for the three months ended December 31, 1999, 1998, 1997, and from inception on February 17, 1994 through December 31, 1999, in conformance with generally accepted accounting principles.

The accompanying financial statements consolidate the financial statements of Celebration Mining Company and Royal Silver Mines, Inc. due to the Reorganization discussed in Note 1 of the financial statements following this Report. All significant intercompany accounts and transactions have been eliminated. Also, the consolidation required a change in fiscal year-end, from November 30 (Celebration) to September 30 (Royal). The financial statements account for the Reorganization using the purchase method of accounting
(see Note 1 to the financial statements).   Celebration is treated as
the acquiring company for financial reporting purposes because its shareholders constitute greater than fifty percent of the combined shareholder group. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is
recognized as the predecessor entity.   Consequently, Celebration's
assets and liabilities were not adjusted in the accompanying financial statements. The financial statements for the period from the inception of Celebration on February 17, 1994 to November 30, 1994 ("Fiscal 1994") do not include the balance sheet data or results of operations of Consolidated Royal Mines, Inc. The accompanying financial statements represent the activities of the Company and Celebration, but are not considered consolidated financial statements since the Company is the successor to Celebration.

As discussed in greater detail under Item 2 below, a substantial portion of the Company's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is contingent to large extent upon the success of the Company's property transactions as a whole, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. Accordingly, the accompanying financial statements make no provision for any asset impairment or other adjustment that might result from the outcome of this uncertainty.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                           BALANCE SHEETS

                                   December 31,
                                   1999           September 30,
                                   (Unaudited)    1999
ASSETS
CURRENT ASSETS
 Cash                              $    21,973    $     28,147
 Note receivable                         3,000              -
 Deposit                                   150              -
                                   -----------    ------------
     TOTAL CURRENT ASSETS               25,123          28,147
                                   -----------    ------------
MINERAL PROPERTIES                     950,794         950,794
                                   -----------    ------------
PROPERTY AND EQUIPMENT
Mining equipment                        65,514        196,389
Furniture and equipment                  1,440         12,761
Less accumulated depreciation          (23,916)       (45,127)
                                   -----------    -----------
TOTAL PROPERTY AND EQUIPMENT            43,038        164,023
                                   -----------    -----------
OTHER ASSETS
Investments                            128,918        153,162
                                   -----------    -----------
TOTAL ASSETS                       $ 1,147,873    $ 1,296,126
                                   ===========    ===========


























       See accompanying notes and accountant's review report.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                           BALANCE SHEETS

                                   December 31,
                                   1999           September 30,
                                   (Unaudited)    1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                  $     93,516   $     77,603
 Advances from related parties           76,000         44,000
                                   ------------   ------------
TOTAL CURRENT LIABILITIES               169,516        121,603
                                   ------------   ------------
LONG TERM DEBT                               -              -
                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES                -              -
                                   ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
 40,000,000 shares authorized,
 20,362,065 and 20,299,565
 shares issued and outstanding,
 respectively                           203,620        202,995
Additional paid-in capital           11,431,174     11,428,674
Deficit accumulated during
 development stage                  (10,623,294)   (10,457,146)
Accumulated other
 comprehensive loss                     (33,143)            -
                                   ------------   ------------
TOTAL STOCKHOLDERS' EQUITY              978,357      1,174,523
                                   ------------   ------------
TOTAL LIABILITIES  AND
STOCKHOLDERS' EQUITY               $  1,147,873   $  1,296,126
                                   ============   ============



















       See accompanying notes and accountant's review report.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
           STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         Period from
                                                         02/17/94
                     Three months ended                  (Inception)
                     December 31,                        Through
                     1999        1998        1997        12/31/99
                     (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES             $       -   $       -   $       -   $           -
                     ----------  ----------  ----------  --------------
GENERAL AND ADMINISTRATIVE EXPENSES
 Mineral leases              -           -           -          559,442
 Depreciation and
  amortization            3,163       4,847      13,776         229,337
 Officers and directors
  compensation           15,000      57,540      97,041       1,409,760
 General
  and administrative     38,882      15,704     279,799       3,716,176
                     ----------  ----------  ----------  --------------
Total Expenses           57,045      78,091     390,616       5,914,715
                     ----------  ----------  ----------  --------------
OPERATING LOSS          (57,045)    (78,091)   (390,616)     (5,914,715)
                     ----------  ----------  ----------  --------------
OTHER INCOME (EXPENSES)
 Interest income             83       7,058       5,971          58,714
 Interest expense            -           -           -          (74,348)
 Gain on property interest
  sold                       -           -           -        1,875,281
 Loss on disposition and
  impairment of assets (109,186)         -       (1,345)     (6,568,226)
                     ----------  ----------  ----------  --------------
Total Other Income
 (Expenses)            (109,103)      7,058       4,626      (4,708,579)
                     ----------  ----------  ----------  --------------
NET LOSS               (166,148)    (71,033)   (385,990)    (10,623,294)

OTHER COMPREHENSIVE INCOME
Unrealized loss on market
 value of investments   (33,143)         -           -          (33,143)
                     ----------  ----------  ----------   -------------
COMPREHENSIVE LOSS   $ (199,291) $  (71,033) $ (385,990)  $ (10,656,437)
                     ==========  ==========  ==========   =============
BASIC AND DILUTED
 NET LOSS PER
 COMMON SHARE        $   (0.008) $   (0.004) $   (0.028)  $      (0.862)
                     ==========  ==========  ==========   =============
BASIC AND DILUTED
 WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING  20,350,581  18,708,228  13,565,232      12,326,546
                     ==========  ==========  ==========   =============






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

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                       Common Stock     Additional                Total
                    Number              Paid-in      Accumulated  Stockholders'
                    of Shares Amount    Capital      Deficit      Equity
Balance forward     6,578,313 $ 65,784  $ 1,015,601  $ (211,796)  $   869,589
Issuance of shares to
 directors and employees
 for services at prices
 ranging from $2.00 to $2.50
 per share             12,750      127       29,473          -         29,600
Issuance of shares in
 exchange for mineral
 properties at prices
 ranging from $3.13 to
 $3.25 per share      800,000    8,000    2,530,126          -      2,538,126
Issuance of shares
 for cash at prices
 ranging from $1.50 to
 $2.00 per share      166,000    1,660      247,340          -        249,000
Issuance of shares in
 exchange for debt at
 $1.50 per share      200,000    2,000      298,000          -        300,000
Net loss for the
 ten months ended
 September 30, 1995        -        -            -     (750,939)     (750,939)
                    --------- --------  -----------  ----------   -----------
Balance September
 30, 1995           7,757,063   77,571    4,120,540    (962,735)    3,235,376
Issuance of shares
 for cash at $1.50
 per share          1,176,832   11,769    1,754,010          -      1,765,779
Issuance of shares
 to directors and
 employees for
 services at $1.50
 per share            222,700    2,227      331,823          -        334,050
Issuance of shares
 in exchange for
 debt at $1.50 per
 share                406,050    4,060      605,015          -        609,075
Issuance of shares
 for cash at $2.20
 per share            150,000    1,500      328,500          -        330,000
Issuance of warrants
 for cash at $.05
 per warrant               -        -        41,068          -         41,068
                    --------- --------  -----------  ----------   -----------
Balance forward     9,712,645 $ 97,127  $ 7,180,956  $ (962,735)  $ 6,315,348
                    --------- --------  -----------  ----------   -----------






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





 See accompanying notes and accountant's review report. statements.

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                    Common Stock        Additional                 Total
                 Number                 Paid-in      Accumulated   Stockholders'
                 of Shares   Amount     Capital      Deficit       Equity
Balance forward  10,649,854  $ 106,499  $ 8,451,808  $(1,012,735) $ 7,545,572
Stock issuance
 costs                   -          -       (15,000)          -       (15,000)
Net loss for the
 year ended September
 30, 1996                -          -            -    (2,045,082)  (2,045,082)
                 ----------  ---------  ----------- ------------  -----------
Balance September
 30, 1996        10,649,854    106,499    8,436,808   (3,057,817)   5,485,490
Issuance of shares
 for cash at $0.75
 per share        2,491,000     24,910    1,843,340           -     1,868,250
Stock issuance costs     -          -       (30,000)          -       (30,000)
Issuance of shares
 to directors and
 employees for
 services: at
 $1.00 per share    110,500      1,105      109,395           -       110,500
 $0.75 per share     25,000        250       18,500           -        18,750
Issuance of shares
 for services at
 $1.25  per share    98,250        982      121,829           -       122,811
Issuance of shares for
 mining property at
 $1.00 per share     60,000        600       59,400           -        60,000
Cancellation of 25,000
 shares received in
 exchange for return of
 mining property    (25,000)      (250)     (81,000)          -       (81,250)
Issuance of shares
 for services: at
 $1.00 per share     25,500        255       25,245           -        25,500
 $0.75 per share     47,128        471       34,875           -        35,346
Payment for extension
 of warrants for
 one year                -          -         5,500           -         5,500
Net loss for the
 year ended September
 30, 1997                -          -            -    (1,770,711)  (1,770,711)
                 ----------  ---------  ----------- ------------  -----------
Balance September
 30, 1997        13,482,232  $ 134,822  $10,543,892 $ (4,828,528) $ 5,850,186
                 ----------  ---------  ----------- ------------  -----------






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





















      See accompanying notes and accountant's review report.

                                 9a

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
















      See accompanying notes and accountant's review report.

                                  9b

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




















      See accompanying notes and accountant's review report.

                                10a

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


















      See accompanying notes and accountant's review report.

                                10b

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY

                                 Common Stock          Additional
                              Number                   Paid-in
                              of Shares      Amount    Capital
Balance forward               21,749,565     $ 217,495 $ 11,428,674

Shares returned to
 treasury for cancellation
 of receivable and
 exchange of
 investments                  (1,450,000)      (14,500)          -

Net loss for year
 ended September
 30, 1999                             -             -            -
                              ----------     --------- ------------
Balance,
 September 30, 1999           20,299,565     $ 202,995 $ 11,428,674

Shares issued to consultants
 at $0.05 per share               62,500           625        2,500

Net loss for quarter ended
 December 31, 1999                    -             -            -

Unrealized loss on market
 value of investment                  -             -            -
                              ----------     --------- ------------
Balance,
 December 31, 1999
 (Unaudited)                  20,361,065     $ 203,620 $ 11,431,174
                              ==========     ========= ============





















      See accompanying notes and accountant's review report.

                                11a

                      ROYAL SILVER MINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                  Accumulated
                                                  Other          Total
                    Subscription   Accumulated    Comprehensive  Stockholders'
                    Receivable     Deficit        Loss           Equity
Balance forward     $ -            $  (7,466,096) $       -      $ 4,180,073

Shares returned
 to treasury for
 cancellation of
 receivable and
 exchange of
 investments          -                       -           -          (14,500)

Net loss for year
 ended September
 30, 1999             -               (2,991,050)         -       (2,991,050)
                    ----           -------------  ----------     -----------
Balance, September
 30, 1999             -              (10,457,146)         -        1,174,523

Shares issued to
 consultants at
 $0.05 per share      -                       -           -            3,125

Net loss for
 quarter ended
 December 31, 1999    -                 (166,148)         -         (166,148)

Unrealized loss
 on market value
 of investment        -                       -      (33,143)        (33,143)
                    ----           -------------  ----------     -----------
Balance,
 December 31, 1999
 (Unaudited)        $ -            $ (10,623,294) $ (33,143)     $   978,357
                    ====           =============  =========      ===========
















      See accompanying notes and accountant's review report.

                                 11b

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS

                                                                From 02/17/94
                         Three months ended                     Inception
                         December 31,                           Through
                         (Unaudited)                            12/31/99
                         1999         1998         1997         (Unaudited)
Cash flows from operating activities:
Net loss                 $ (166,148)  $ (71,033)   $ (385,990)  $ (10,623,294)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Loss on sale of equipment 113,686          -             -          126,271
   Equipment traded
    for services              4,137          -             -            4,137
   Depreciation and
    amortization              3,163       4,847        13,776         224,546
   Issuance of common
    stock for services        3,125      57,540        85,608       1,380,071
   Write-off option costs        -           -             -          517,871
   Write-off of joint
    venture costs                -           -             -          160,000
   Write-off mineral
    properties                   -           -             -        2,421,354
   Loss on devaluation of
    investments                  -           -             -        3,121,060
  Changes in assets and liabilities:
   Note receivable           (3,000)     (5,000)           -           (3,000)
   Interest receivable           -       (7,058)       (1,625)             -
   Prepaid expenses              -                     (6,295  )      (28,438)
   Deposit                     (150)         -             -             (150)
   Other assets                  -           -            317          (9,801)
   Mineral properties            -                                     (4,674)
   Accounts payable          15,913      1,300        (14,145)         93,516
   Accrued expenses              -          -          (4,653)         43,188
   Payable to related
    parties                  32,000         -              -          332,000
                         ----------  ---------     ----------   -------------
  Net cash provided by (used in)
   operating activities       2,726    (19,404)      (313,007)     (2,245,343)
                         ----------  ---------     ----------   -------------
Cash flows from investing activities:
  Purchase of investments   (14,400)        -              -       (3,137,550)
  Sale of assets                 -          -           2,600      (1,986,690)
  Purchase and development
   of mineral properties         -          -         (34,290)       (325,687)
  Sale of mineral properties     -          -              -        1,093,750
  Sale of investment          5,500         -              -          216,929
Purchase of fixed assets         -          -              -            5,685
                         ----------  ---------     ----------   -------------
Net cash used in investing
 activities                  (8,900)        -         (31,690)     (4,133,563)
                         ----------  ---------     ----------   -------------




       See accompanying notes and accountants' review report.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS

                                                                  From 02/17/94
                              Three months ended                  Inception
                              December 31,                        Through
                              (Unaudited)                         12/31/99
                              1999        1998      1997          (Unaudited)
Cash flows from financing activities:
 Stock issuance and offering costs    -     19,868         -         (189,468)
 Proceeds received on
  long-term debt                      -         -          -          675,000
 Payments made on notes payable       -         -          -         (174,206)
 Issuance of common stock for cash    -         -       7,500       6,030,764
 Issuance of common stock
  for accrued interest                -         -          -           38,158
 Issuance of common stock
  for extension of notes
  payable maturation                  -         -          -           59,063
 Payment for return of
  stock issued for mining
  property interest                   -         -          -          (35,000)
 Payment of joint venture costs       -         -          -          (50,000)
 Issuance of warrants for cash        -         -          -           46,568
                              ---------- --------- ----------   -------------
Net cash provided by
 financing activities                 -     19,868      7,500       6,400,879
                              ---------- --------- ----------   -------------
Net increase (decrease)
 in cash                          (6,174)      464   (337,197)         21,973

Cash, beginning of period         28,147     3,147    594,577              -
                              ---------- --------- ----------   -------------
Cash, end of period           $   21,973 $   3,611 $  257,380   $      21,973
                              ========== ========= ==========   =============
Supplemental cashflow disclosure:
 Income taxes                 $       -  $      -  $       -    $         350
 Interest                     $       -  $      -  $       -    $      25,655

Non-cash financing activities:
 Common stock issued for
  services rendered           $    3,125 $  57,540 $  85,608    $   1,380,071
 Common stock issued for
  mineral properties          $       -  $      -  $      -     $   3,190,626
 Common stock issued for
  exchange for debt           $       -  $  30,000 $      -     $     922,950
 Common stock issued in
  acquisition of Consolidated
  Royal Mines, Inc.           $       -  $      -  $      -     $     360,096
 Option rights acquired in
  exchange for a payable      $       -  $      -  $      -     $      79,000
 Common stock issued for
  assignment of mining
  property options            $       -  $      -  $      -     $       4,000
 Common stock issued in
  exchange for common stock
  of Ashington Mining Corp.   $       -  $   7,200 $      -     $       7,200

       See accompanying notes and accountant's review report.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


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

The $950,794 cost of mineral properties included in the accompanying balance sheet as of December 31, 1999 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Provision For Taxes
At December 31, 1999, the Company had net operating loss carryforwards of approximately $11,400,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998, fiscal 1999 and the quarter ended December 31, 1999, the Company does not believe any further adjustments are needed to the carrying value of its assets at December 31, 1999.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                              *  *  *

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 3 - MINERAL PROPERTIES - continued

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

On February 19, 1998, the Company sold a working interest in a Mexican joint venture, which resulted in a gain of $1,454,062.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 4 - MINERAL PROPERTY DISPOSITIONS - continued

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

NOTE 6 - INVESTMENTS

Investments, consisting of equity securities of private and small public companies, are stated at lower of cost or net realizable value. During 1999, certain investments were written down to their estimated realizable value. The amount of the loss, $281,498, has been charged to operations during the year ended September 30, 1999.

At December 31, 1999 and September 30, 1999, the market values of investments were as follows:

                                   December 31,   September 30,
                                   1999           1999
Summit Silver Mines, Inc.          $ 110,027      $ 101,127
Rigid Airship USA, Inc.                4,844         31,002
Ashington Mining Company               7,200          7,200
Tintic Coalition Mines                 5,000          5,000
American Health Providers Corp.          930          6,795
Minimally Invasive Surgery               917          2,038
                                   ---------      ---------
                                   $ 128,918      $ 153,162
                                   =========      =========

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999

NOTE 6 - INVESTMENTS - continued

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

Rigid Airship USA, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3). SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of December 31, 1999, the stock had a market value of $4,844.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999

NOTE 7 - COMMON STOCK - continued

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999

NOTE 7 - COMMON STOCK - Continued

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

During the quarter ended December 31, 1999, the Company issued 62,500 shares of its common stock for consulting fees. The shares were valued at their market value at the dates of issuance which was $0.05.

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS - Continued

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

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At December 31, 1999, none of the warrants had been exercised.

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

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the year ended September 30, 1999.

Following is a summary of the stock options during the quarter ended December 31, 1999 and the year ended September 30, 1999.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN  - Continued

                                                            Weighted
                                             Number         Average
                                               of           Exercise
                                             Shares         Price
Outstanding at 10/1/98                       1,455,000      $ 1.03
Granted                                             -           -
Exercised                                           -           -
Forfeited                                           -           -
Outstanding at 9/30/99                       1,455,000      $ 1.03
                                             ---------      ------
Options exercisable at 9/30/99               1,455,000      $ 1.03
                                             =========      ======
Weighted average fair value of
 options granted during 1999                 $      -
                                             =========
Outstanding at 10/1/99                       1,455,000      $ 1.03
Granted                                             -           -
Exercised                                           -           -
Forfeited                                           -           -
                                             ---------      ------
Outstanding at 12/31/99                      1,455,000      $ 1.03
                                             =========      ======
Options exercisable at 12/31/99              1,455,000      $ 1.03
                                             =========      ======

NOTE 10 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at December 31, 1999, and September 30, 1999:

                              December 31,   September 30,
                              1999           1999
     Applicable to:

     Common Stock             $ 11,384,606   $ 11,382,106
     Stock Warrants                 46,568         46,568
                              ------------   ------------
                              $ 11,431,174   $ 11,428,674
                              ============   ============

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 12 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION - continued

Effective April 15, 1997, the aforementioned stock option agreement was renegotiated (at no cost to the Company) and amended to extend the exercise period until September 30, 1999 and to revise the exercise price to $1.50 per share during this same period.

At September 30, 1999, no shares were acquired from Centurion under this option agreement which lapsed. (See Note 14).

NOTE 13 - LETTER OF INTENT WITH TECK EXPLORATION LTD.

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

As a result of differences in determining fair valuations, the directors of the two companies have decided to postpone merger plans for the foreseeable future. The two companies shared one common director and a common officer until February 1999, at which time mutual differences changed this arrangement. (See Note 17).

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company sublets office space on a month to month basis from one of its officers in Coeur d'Alene Idaho for $200 per month. Total rent paid for this office space in during the quarter ended December 31, 1999 and the year ended September 30, 1999 was $600 and $1,800, respectively.

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

NOTE 17 - SETTLEMENT AGREEMENTS

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of the $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 17 - SETTLEMENT AGREEMENTS (Continued)

parties affected, the net effect of the settlement was the Company's recording a loss of $247,112 from assets disposed in the second quarter and $810,469 in the third quarter of 1999 as this transaction was finalized. (See Note 6, Note 14, and Note 17).

The Company was a defendant in a lawsuit filed by some of its shareholders for alleged financial improprieties. Although the directors of the Company vigorously disputed the plaintiffs' claims, the directors elected to settle this matter out of court in September 1999 after receiving advice from counsel that the costs of defending the litigation would exceed the costs of settling out of court. In the resulting settlement, the Company agreed to pay the plaintiffs $60,000 in cash and two Company officers agreed to transfer personally owned investments to the plaintiffs. Accordingly, in turn, the Company indemnified the aforementioned corporate officers by transferring to them stock in Summit Silver Mines, Inc. and a mineral property interest in the Imperial Mine. The transaction resulted in a charge to operations of $103,950 during the fourth quarter of 1999.

NOTE 18 - LICENSING AGREEMENT

In January 1999, the Company entered into a technology licensing agreement with Integrated Environmental Technologies, LLC (IET), a New York limited liability company, to acquire, develop and exploit mineral deposits using IET technology. IET technology involves high temperature systems that utilize plasma technology for processing materials and includes trade secrets, inventions, (whether patented or unpatented), information, data and experience. Upon completion of agreed upon conditions, the Company will be granted a worldwide exclusive license to practice IET technologies necessary for the extraction and recovery of copper from enargite ores and gold and silver from arsenic rich ores or residual process streams from milling and smelting operations not to include certain properties in and around the Yuma, Arizona region. At December 31, 1999, the Company was in the process of renegotiating the terms and conditions of the licensing agreement.

NOTE 19 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $166,148 for the quarter ending December 31, 1999 and an accumulated deficit of $10,623,294 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
              December 31, 1999 and September 30, 1999


NOTE 19 - GOING CONCERN (Continued)

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

NOTE 20 - RELATED PARTIES

At September 30, 1999, and December 31, 1999 the Company was indebted to two of its officers for the sum of $44,000 and $76,000, respectively. These funds were advanced to the Company from September through December 1999 for payment of operating expenses. The advances are unsecured, non-interest bearing, and are expected to be repaid in the next few months.

Other related party transactions are disclosed in Notes 15 and 17.

NOTE 21 - YEAR 2000 ISSUES

Like other companies, Royal Silver Mines, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time the Company does not have any evidence of problems associated with the year 2000 issue. Any costs associated with Year 2000 compliance are expensed when incurred.

NOTE 22 - SUBSEQUENT EVENTS

During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it has formed Envirogold LLC (Envirogold). Envirogold is 50% owned by each and has signed a revised Technology Licensing Agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries. Exclusive rights to the technology is to be acquired over the next 36 months and Envirogold will operate as licensee of the technology and will be managed by two of the Company's directors and two Nuvotec directors.

Under terms of the agreement, the Company will provide the license agreement and supply concentrates needed for bulk tests required to acquire the exclusive rights. Nuvotec will pay for the costs of the test and provide technical and management expertise to oversee the project. Upon successful completion of the tests, each party will be responsible for one-half of all future costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to December 31, 1999, the Company accumulated a deficit of $10,623,294.

     At December 31, 1999, $950,794 of the Company's total assets of $1,147,873 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At December 31, 1999, the Company had negative working capital of $144,393. At September 30, 1999, the Company had negative working capital of $93,456. These amounts represent deterioration in liquidity and capital resources from the Company's working capital position of $303,600 at September 30, 1998 and represents further deterioration from working capital of $357,646 at September 30, 1997. The largest single element of negative working capital is accounts payable which increased from $77,603 at September 30, 1999 to $93,516 at December 31, 1999. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 and 1999 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $0 in the quarter ending December 31, 1999, $158,200 in the year ending September 30, 1999; and $344,500 in the year ending September 30, 1998. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

     In the first quarter of fiscal 2000, the Company increased its accounts payable by $15,913 while advances from related parties climbed from $44,000 to $76,000. Accordingly, the Company's current liabilities moved from $121,603 at September 30, 1999 to $169,516 at December 31, 1999. The Company had no long-term debt at September 30, 1999 or at December 31, 1999.

     The Company has estimated that it will need minimal capital resources of approximately $20,000-25,000 per month to meet its estimated expenditures for fiscal 1999. In recent years, several key members of management, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1999, the Company raised $158,200 in funds, (primarily through the private placement of shares) and during the fiscal year ending September 30, 1998, the Company raised $344,500 in funds from private placement of its shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999, RESPECTIVELY.

     General and administrative expenses decreased from $78,091 during the first quarter of fiscal 1999 to $57,045 during the first quarter of fiscal 2000. This increase is principally due to greatly reduced compensation to officers and directors. In the quarter ended December 31, 1999, the Company recorded a loss on disposition of equipment of $109,186, although there was no corresponding loss in the period ending December 31, 1998. As a result, during the first quarter of fiscal 1999 compared to the first quarter of 2000, the net loss increased from $71,033 to $166,148 while the net loss per share increased from a loss of $0.004 to a loss of $0.008.

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

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit No.    Document

27             Financial Data Schedule.

     There were no reports of Form 8-K filed during the period ending December 31, 1999.


----------------------------------------------------------------------
                             SIGNATURES
---------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 14th of February, 2000.


                              ROYAL SILVER MINES, INC.



                              BY:  /s/ Howard Crosby
                                   Howard Crosby, President, Treasurer
                                   Chief Financial Officer and a
                                   member of the Board of Directors