Form 10-Q
period 2000-03-31
ROYAL SILVER MINES INC
filed 2000-05-15
CIK 933157

---------------------------------------------------------------------
---------------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

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

                    Yes   [ X ]           No [   ]

The number of shares outstanding at March 31, 2000: 20,362,065 shares

----------------------------------------------------------------------
-----------------------------------------------------------------------

                   PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC. (Hereinafter referred to as Registrant or Company)

     Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of March 31, 2000 and September 30, 1999, and the results of operations, stockholders' equity and cash flows for the six months and three months ended March 31, 2000, and 1999, and from inception on February 17, 1994 through March 31, 2000, in conformance with generally accepted accounting principles.

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

The Board of Directors
Royal Silver Mines, Inc.
Spokane, Washington


                     ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three months and six months ended March 31, 2000, and for the period from February 17, 1994 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated December 27, 1999. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 10, 2000

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS


                                   March 31,      September 30,
                                   2000           1999
                                   (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                              $    55,797    $    28,147
 Note receivable                         3,000             -
 Deposit                                   150             -
                                   -----------    -----------
     TOTAL CURRENT ASSET                58,947         28,147
                                   -----------    -----------
MINERAL PROPERTIES                     950,794        950,794
                                   -----------    -----------

PROPERTY AND EQUIPMENT
 Mining equipment                       65,514        196,389
 Furniture and equipment                 1,440         12,761
 Less accumulated depreciation         (27,055)       (45,127)
                                   -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT       39,899        164,023
                                   -----------    -----------
OTHER ASSETS
 Investments                           434,271        153,162
                                   -----------    -----------
     TOTAL ASSETS                  $ 1,483,911    $ 1,296,126
                                   ===========    ===========
























See accountant's review report and accompanying notes.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS


                                   March 31,      September 30,
                                   2000           1999
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Accounts payable                 $     90,821   $     77,603
  Payable to related parties             71,000         44,000
                                   ------------   ------------
     TOTAL CURRENT LIABILITIES          161,821        121,603
                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES                -              -
                                   ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value;
  40,000,000 shares authorized,
  20,362,065 and 20,299,565 shares
  issued and outstanding,
  respectively                          203,620        202,995
Additional paid-in capital           11,431,174     11,428,674
Deficit accumulated during
 development stage                  (10,584,845)   (10,457,146)
Accumulated other comprehensive
 income                                 272,141             -
                                   ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY       1,322,090      1,174,523
                                   ------------   ------------

 TOTAL LIABILITIES  AND
  STOCKHOLDERS' EQUITY             $  1,483,911   $  1,296,126
                                   ============   ============



















         See accountant's review report and accompanying notes.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
             STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                            Six Months
                              Three months ended            ended
                              March 31,      March 31,      March 31,
                              2000           1999           2000
                              (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                      $       -      $       -      $       -
                              ----------     ----------     ----------
GENERAL AND ADMINISTRATIVE
EXPENSES
 Mineral property expense          5,095             -           5,095
 Depreciation and
  amortization                     3,139         10,200          6,302
 Officers' and directors'
  compensation                        -           2,000         15,000
 General and administrative       10,825         51,562         49,707
                              ----------     ----------     ----------
TOTAL EXPENSES                    19,059         63,762         76,104
                              ----------     ----------     ----------
OPERATING LOSS                   (19,059)       (63,762)       (76,104)
                              ----------     ----------     ----------
OTHER INCOME (EXPENSES)
 Interest income                      99             -             182
 Interest expense                     -              -              -
 Gain on property
  interest sold                       -              -              -
 Gain (loss) on  disposition
  and impairment of assets        57,409       (247,111)       (51,777)
                              ----------     ----------     ----------
Total other income (expense)      57,508       (247,111)       (51,595)
                              ----------     ----------     ----------
INCOME (LOSS) BEFORE TAXES        38,449       (310,873)      (127,699)

INCOME TAXES                          -              -              -
                              ----------     ----------     ----------
NET INCOME (LOSS)                 38,449       (310,873)      (127,699)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on market
 value of investments            305,284             -         272,141
                              ----------     ----------     ----------
COMPREHENSIVE INCOME (LOSS)   $  343,733     $ (310,873)    $  144,442
                              ==========     ==========     ==========
NET INCOME (LOSS) PER COMMON
 SHARE BASIC AND DILUTED      $      nil     $    (0.02)    $    (0.01)
                              ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED            20,362,065     19,833,121     20,356,292
                              ==========     ==========     ==========





          See accountants review report and accompanying notes.
                                   4-a

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
             STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                            Period from
                                                            02-17-1994
                                        Six months ended    (inception)
                                        March 31,           through
                                        1999                3-31-2000
                                        (Unaudited)         (Unaudited)

REVENUES                                $       -           $         -
                                        ----------          ------------
GENERAL AND ADMINISTRATIVE

EXPENSES
 Mineral property expense                       -                564,537
 Depreciation and amortization              15,047               232,476
 Officers' and directors' compensation      59,540             1,409,760
 General and administrative                 67,266             3,727,001
                                        ----------          ------------
     TOTAL EXPENSES                        141,853             5,933,774
                                        ----------          ------------
OPERATING LOSS                            (141,853)           (5,933,774)
                                        ----------          ------------
OTHER INCOME (EXPENSES)
 Interest income                             7,058                58,813
 Interest expense                               -                (74,348)
 Gain on property interest sold                 -              1,875,281
 Gain (loss) on disposition and
  impairment of assets                    (247,112)           (6,510,817)
                                        ----------          ------------
Total other income (expense)              (240,054)           (4,651,071)
                                        ----------          ------------
INCOME (LOSS) BEFORE TAXES                (381,907)          (10,584,845)
 INCOME TAXES                                   -                     -
                                        ----------          ------------
NET INCOME (LOSS)                         (381,907)          (10,584,845)

OTHER COMPREHENSIVE  INCOME (LOSS)
 Unrealized gain (loss) on market
  value of investments                          -                272,141
                                        ----------          ------------
COMPREHENSIVE INCOME (LOSS)             $ (381,907)         $(10,312,704)
                                        ==========          ============
NET INCOME (LOSS) PER COMMON SHARE
 BASIC AND DILUTED                      $    (0.02)         $      (0.84)
                                        ==========          ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING, BASIC AND DILUTED  19,260,323            12,653,155
                                        ==========          ============







          See accountants review report and accompanying notes.

                                   4-b

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock     Additional               Total
                      Number             Paid-in     Accumulated  Stockholders'
                      of Shares Amount   Capital     Deficit      Equity
Balance
 February 17, 1994           -  $     -  $        -  $      -     $      -

Issuance in May 1994
 of shares at $.002 per
 share to officers and
 directors in exchange
 for assignment of
 mining property
 option              2,250,000   22,500      (18,500)       -         4,000
Issuance in July 1994
 of shares for cash at
 $.402 in private
 placement, net of
 costs               1,050,000   10,500      411,116        -       421,616
Issuance in August 1994
 of shares to a director
 in exchange for services
 valued at $.417
 per share            150,000     1,500       61,000        -       62,500

Net loss for the year ended
 November 30, 1994         -         -            -   (211,796)    (211,796)
                    ---------  --------  ----------- ---------    ---------
Balance
 November 30, 1994  3,450,000    34,500      453,616  (211,796)     276,320

Issuance of share
 in debt offering at
 $.03 per share       416,250     4,163        9,712        -        13,875
Issuance of shares
 for mineral properties
 valued at $1.00
 per share           262,500     2,625      259,875        -       262,500
Issuance of shares
 for cash at $1.00
 per share            15,000       150       14,850        -        15,000
Stock issuance costs      -         -       (58,202)       -       (58,202)
Issuance of shares to
 acquire Consolidated
 Royal Mines, Inc. at
 $.15 per share    2,434,563    24,346      335,750        -       360,096
                   ---------  --------  ----------- ---------    ---------
Balance forward    6,578,313  $ 65,784  $ 1,015,601 $(211,796)   $ 869,589
                   ---------  --------  ----------- ---------    ---------








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

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock             Additional
                              Number                        Paid-in
                              of Shares      Amount         Capital

Balance forward               13,482,232     $ 134,822      $ 10,543,892

Issuance of shares for
 cash at $0.75 per share          10,000           100             7,400
Issuance of shares to
 directors, consultants and
 employees for services at
 prices varying from $0.34
 per share to $0.91 per share    398,000         3,980           202,680
Issuance of shares for mining
 property at $0.75 per share     200,000         2,000           148,000
Issuance of shares for cash
 at $0.15 per share            1,913,333        19,133           267,866
Issuance of shares in exchange
 for cash and note at $0.25
 per share                     3,000,000        30,000           720,000
Net loss for year ended
 September 30, 1998                   -             -                 -
                              ----------     ---------      ------------
Balance
 September 30, 1998           19,003,565     $ 190,035      $ 11,889,838

Issuance of shares to officers,
 directors and consultants for
 services at prices varying
 from $0.04 per share to $0.06
 per share                     1,876,000         18,760           89,469
Issuance of shares for cash,
 investment and receivable     1,070,000         10,700           66,500
Shares returned to treasury for
 cancellation of receivable   (2,000,000)       (20,000)        (680,000)
Stock issuance costs                  -              -              (133)
Issuance of shares for
 cash at prices varying
 from $0.04 per share to
 $0.07 per share               1,800,000         18,000           63,000
Payment of stock
 subscription                         -              -                -
Shares returned to treasury
 for cancellation of receivable
 and exchange of investments  (1,450,000)       (14,500)              -
Unrealized loss on market
 value                                -              -                -
                              ----------     ----------     ------------
Balance Forward               20,299,565     $  202,995     $ 11,428,674
                              ----------     ----------     ------------




         See accompanying notes and accountant's review report.

                                   9-a

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                       Total
                         Subscription   Accumulated    Stockholders'
                         Receivable     Deficit        Equity

Balance forward          $       -      $ (4,828,528)  $  5,850,186

Issuance of shares for
 cash at $0.75 per share         -                -           7,500
Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from
 $0.34 per share to $0.91
 per share                       -                -         206,660
Issuance of shares for
 mining property at $0.75
 per share                       -                -         150,000
Issuance of shares for cash
 at $0.15 per share              -                -         286,999
Issuance of shares in
 exchange for cash and note
 at $0.25 per share        (700,000)              -          50,000
Net loss for year ended
 September 30, 1998              -        (2,637,568)    (2,637,568)
                         ----------     ------------   ------------
Balance
 September 30, 1998      $ (700,000)    $ (7,466,096)  $  3,913,777
Issuance of shares to
 officers, directors and
 consultants for services
 at prices varying from
 $0.04 per share to $0.06
 per share                       -                -        108,229
Issuance of shares for
 cash, investment and
 receivable                 (50,000)              -         27,200
Shares returned to
 treasury for cancellation
 of receivable              700,000               -             -
Stock issuance costs             -                -           (133)
Issuance of shares for cash
 at prices varying from
 $0.04 per share to
 $0.07 per share                 -                -         81,000
Payment of stock
 subscription                    -                -         50,000
Shares returned to treasury
 for cancellation of
 receivable and exchange
 of investments                  -                -        (14,500)
Unrealized loss on market
 value of investments            -        (2,991,050)   (2,991,050)
                         ----------     ------------   -----------
Balance Forward          $       -      $(10,457,146)  $ 1,174,523
                         ----------     ------------   -----------
         See accompanying notes and accountant's review report.
                                  9-b

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                                 Common Stock               Additional
                              Number                        Paid-in
                              of Shares      Amount         Capital
[S]                           [C]            [C]            [C]
Balance forward               20,229,565     $ 202,995      $ 11,428,674

Shares issued to consultants      62,500           625             2,500

Net loss for six months
 ended March 31, 2000                 -             -                 -

Unrealized gain on market
 value of investments                 -             -                 -
                              ----------     ---------      ------------
Balance, March 31, 2000
 (Unaudited)                  20,362,065     $ 203,620      $ 11,431,174
                              ==========     =========      ============





































         See accompanying notes and accountant's review report.

                                  10-a

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                  Accumulated
                                                  Other          Total
                    Subscription   Accumulated    Comprehensive  Stockholders'
                    Receivable     Deficit        Loss           Equity

Balance forward     $ -            $ (10,457,146) $       -      $ 1,174,523

Shares issued to
 consultants at $0.05
 per share            -                       -           -            3,125

Net loss for year
 ended March
 31, 2000             -                 (127,699)         -         (127,699)

Unrealized gain on
 market value of
 investments          -                       -      272,141         272,141
                    ----           -------------  ----------     -----------
Balance,
 March 31, 2000
 (Unaudited)        $ -            $ (10,584,845) $  272,141     $ 1,322,090
                    ====           =============  ==========     ===========






























         See accompanying notes and accountant's review report.

                                    10-b

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                                                            From
                                                            02/17/94
                              Six months ended              (Inception)
                              March 31,      March 31,      Through
                              2000           1999           03/31/00
                              (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operating
activities:
 Net income(loss)             $ (127,699)    $ (381,907)    $ (10,584,845)
 Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities:
  Loss on sale of equipment      113,686             -            126,271
  Equipment traded for
   services                        4,137             -              4,137
  Depreciation and
   amortization                    6,302         15,047           227,685
  Issuance of common stock
   for services                    3,125         75,540         1,380,071
  Write-off of option costs           -              -            517,871
  Write-off of joint venture costs    -              -            160,000
  Write-off of mineral properties     -              -          2,421,354
  Loss on devaluation of
   investments                        -              -          3,121,060
 Changes in assets and
  liabilities:
  Note receivable                 (3,000)       350,000            (3,000)
  Deposit                           (150)            -               (150)
  Prepaid expenses                    -           1,747           (28,438)
  Other assets                        -              -             (9,801)
  Interest receivable                 -          17,106            (4,674)
  Accounts payable                13,218          4,800            90,821
  Accrued expenses                    -              -             43,188
  Payable to related party        27,000         (2,500)          327,000
                              ----------     ----------     -------------
Net cash provided (used) in
 operating activities             36,619         79,833        (2,211,450)
                              ----------     ----------     -------------
Cash flows from investing
activities:
 Purchase of investments        (128,215)            -         (3,251,365)
 Purchase and development
  of mineral properties               -         100,533        (1,986,690)
 Purchase of fixed assets             -              -           (325,687)
 Sale of mineral properties           -         (83,333)        1,093,750
 Sale of investments             119,246        (45,000)          330,675
 Sale of fixed assets                 -        (100,000)            5,685
                              ----------     ----------     -------------
Net cash provided (used) in
 investing activities             (8,969)      (127,800)       (4,133,632)
                              ----------     ----------     -------------



         See accountant's review report and accompanying notes.

                                  11-a

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                                                            From
                                                            02/17/94
                              Six months ended              (Inception)
                              March 31,      March 31,      Through
                              2000           1999           03/31/2000
                              (Unaudited)    (Unaudited)    (Unaudited)

Cash flows from financing
activities:
 Stock issuance and offering
  costs                               -          19,868          (189,468)
 Proceeds received on
  long-term debt                      -              -            675,000
 Payments made on notes
  payable                             -              -           (174,206)
 Issuance of common stock
  for cash                            -          60,000         6,030,764
 Issuance of common stock
  for accrued interest                -              -             38,158
 Issuance of common stock for
  extension of notes payable
  maturation                          -              -             59,063
 Payment for return of stock
  issued for mining property
  interest                            -              -            (35,000)
 Payment of joint venture costs       -              -            (50,000)
 Issuance of warrants for cash        -              -             46,568
                              ----------     ----------     -------------
Net cash provided by financing
  activities                          -          79,868         6,400,879
                              ----------     ----------     -------------
Cash, beginning of period         28,147          3,147                -
                              ----------     ----------     -------------
Cash, end of period           $   55,797     $   35,048     $      55,797
                              ==========     ==========     =============

Supplemental cash flow disclosure:
 Income taxes paid in cash    $       -      $       -      $        350
 Interest paid in cash        $       -      $       -      $     25,655

Non-cash financing activities:
 Common stock issued for
  services rendered           $    3,125     $   75,540     $  1,344,256
 Common stock issued in
  exchange for debt           $       -      $       -      $    952,950
 Common stock issued in
  acquisition of Consolidated
  Royal Mines, Inc.           $       -      $       -      $    360,096
 Option rights acquired in
  exchange for a payable      $       -      $       -      $     79,000
 Common stock issued for
  assignment of mining
  property options            $       -      $       -      $      4,000
 Common stock issued in
  exchange for investments    $       -      $    7,200     $      7,200

The accompanying notes are an integral part of these financial statements.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                           March 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Royal Silver Mines, Inc. ("Royal") was incorporated in April of 1969 under the laws of the state of Utah primarily for the purpose of acquiring and developing mineral properties. Royal conducts its business as a "junior" natural resource company, meaning that it intends to receive income from property sales or joint ventures with larger companies. The Company has elected a September 30 fiscal year-end.

Celebration Mining Company ("Celebration"), currently a wholly-owned subsidiary of Royal, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994, as a Washington corporation.
Celebration has not yet realized any revenues from its planned operations.

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

The $950,794 cost of mineral properties included in the accompanying balance sheet as of March 31, 2000 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision For Taxes
At March 31, 2000, the Company had net operating loss carryforwards of approximately $5,590,000 that may be offset against future taxable operating income through 2014. Additionally, the Company has capital loss carryovers of approximately $4,300,000. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998 and fiscal 1999, the Company does not believe any further adjustments are needed to the carrying value of its assets at March 31, 2000.

Financial Accounting Standards
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
The financial statements include those of Royal Silver Mines, Inc. and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Royal Silver Mines, Inc. was the successor by merger to Celebration Mining Company.

Change in Accounting Policies
During the year ended September 30, 1999, the Company changed its method of accounting for organization costs to conform to the requirements of Statement on Position 98-5, which requires start-up and organization costs to be expensed as incurred. The effect of the change was to increase net loss for the year ended September 30, 1999, by $3,502 ($0.0002 per share). The change has no effect on prior years.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Interim Financial Statements
The interim financial statements as of and for the six months ended March 31, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 3 - MINERAL PROPERTIES

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

Other Domestic Properties
In February 1999 in connection with the settlement agreement with Grand Central (described in Note 14), the Company received a number of patented mining claims in Utah and a number of unpatented mining claims in Idaho. In aggregate, these mining claims were recorded at $45,000.

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

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 4 - PROPERTY AND EQUIPMENT

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

At March 31, 2000 and September 30, 1999, the market values of investments were as follows:

                                        March 31,      September 30,
                                        2000           1999
     Elite Logistics, Inc.              $ 378,210      $ 101,127
     Rigid Airship USA, Inc.                5,813         31,002
     Ashington Mining Company               7,200          7,200
     Tintic Coalition Mines                 5,000          5,000
     American Health Providers Corp.            0          6,795
     Minimally Invasive Surgery                 0          2,038
     Envirogold, LLC                        8,000              0
     Bitterroot Mountain Mining Co.         3,098              0
     Sterling Mining Co.                    6,950              0
     Silver Belle Mining Co.               20,000              0
                                        ---------      ---------
                                        $ 434,271      $ 153,162
                                        =========      =========

Other information regarding the Company's investments follows:

Grand Central Silver Mines, Inc.
During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central which is uncollateralized, bears interest at 8%, and matured in 1999. A total gain of $1,454,062 was realized on this transaction. The promissory note was satisfied in February 1999 through a settlement agreement with Grand Central (See Notes 13 and 14).

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 5 - INVESTMENTS (CONTINUED)

At September 30, 1998, the Company owned 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which was then approximately 12% of the total outstanding shares. In the second and third quarters of fiscal 1999, the Company disposed of all of its holdings in Grand Central in connection with a settlement agreement.

Rigid Airship USA, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3). SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of March 31, 2000, the stock had a market value of $5,813.

Envirogold, LLC
During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it has formed Envirogold LLC (Envirogold). Envirogold is 50% owned by each and has signed a revised technology licensing agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries. Exclusive rights to the technology is expected to be acquired over the next 36 months. Envirogold will operate as licensee of the technology and will be managed by two of the Company's directors and two Nuvotec directors.

Under terms of the aforementioned agreement, the Company will assign to the LLC its license agreement and will also supply concentrates needed for bulk tests required to acquire the exclusive rights. Nuvotec will pay for the costs of the test and provide technical and management expertise to oversee the project. Upon successful completion of the tests, each party will be responsible for one-half of all future costs. See Note 13.

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

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 6 - COMMON STOCK (Continued)

During the year ended September 30, 1995, Celebration issued 975,000 shares of common stock in exchange for mineral properties (See Note 3) and sold 176,000 shares of common stock for $264,000 cash.

The Company issued 200,000 shares of its common stock during the year ended September 30, 1995 in lieu of outstanding debt that was owed to
Centurion Mines Corporation (Centurion), a related entity.   The stock
was issued at $1.50 per share in payment of $300,000 of outstanding debt. The Company also issued 277,500 shares in connection with the issuance of notes payable. (See Note 8).

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

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 6 - COMMON STOCK (Continued)

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

In November 1998, the Company sold 220,000 shares of its common stock at $0.06 per share to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200 (Note 5). An additional 1,500,000 shares of common stock were sold in January 1999 at $0.04 per share.

During the year ended September 30, 1999, the Company issued 1,876,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.07.

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, Royal received 1,450,000 shares of Royal Silver Mines, Inc. stock, which were returned to treasury and cancelled.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 1999, 12,750 shares of common stock have been awarded under the Plan.

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders, which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. Of these stock options, 255,000 exercisable at $1.50 per share will expire March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of March 31, 2000, none of these options have been exercised.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

On January 9, 1996, the board of directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. As of March 31, 2000 none of these warrants have been exercised.

On March 22, 1996, the board of directors approved the issuance of warrants to purchase 625,000 shares of common stock of the Company to an investor in partial completion of a private placement of stock. These warrants were exercisable until September 30, 1998, at which time they expired unused.

On April 10, 1996, following the close of the second quarter of fiscal 1996, the board of directors authorized the issuance of 420,666 warrants to unaffiliated investors as part of the private placement of stock. These warrants were exercisable until April 12, 1998 at prices ranging from $2.50 to $2.625 per share. Ultimately, 320,666 of these warrants were issued (but not exercised) for a total amount of $46,568, with the balance of 100,000 warrants expiring unused.

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At March 31, 2000, none of the warrants had been exercised.

NOTE 8 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At March 31, 2000, 1,455,000 options have been granted under the plan although none have been exercised or forfeited in the period ending March 31, 2000. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the year ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the year ended September 30, 1999.

Following is a summary of the stock options during the year ended
September 30, 1999 and the period ended March 31, 2000.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 8 - COMPANY STOCK OPTION AND AWARD PLAN (Continued)

                                                       Weighted
                                                       Average
                                        Number         Exercise
                                        of Shares      Price

Outstanding at 10/01/1998               1,455,000      $ 1.03
Granted
Exercised                                      -           -
Forfeited                                      -           -
                                        ---------      ------
Outstanding at 09/30/1999               1,455,000      $ 1.03
                                        =========      ======
Options exercisable at 09/30/1999       1,455,000      $ 1.03
                                        =========      ======
Weighted average fair value of
 options granted during the year
 ended 09/30/1999                       $      -
                                        =========
Outstanding at 10/01/1999               1,455,000      $ 1.03
Granted
Exercised                                      -           -
Forfeited                                      -           -
                                        ---------      ------
Outstanding at 03/31/2000               1,455,000      $ 1.03
                                        =========      ======
Options exercisable at 03/31/2000       1,455,000      $ 1.03
                                        =========      ======
Weighted average fair value of
 options granted during the period
 ended 03/31/2000                       $      -
                                        =========

NOTE 9 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid in capital at March 31, 2000, and September 30, 1999:

                                        March 31,      September 30,
                                        2000           1999
     Applicable to:
      Common Stock                      $ 11,384,606   $ 11,382,106
      Stock Warrants                          46,568         46,568
                                        ------------   ------------
                                        $ 11,431,174   $ 11,428,674
                                        ============   ============

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 10 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company sublets office space on a month to month basis from one of its officers in Coeur d'Alene, Idaho for $200 per month. Total rent paid for this office space during the quarter ended March 31, 2000 and the year ended September 30, 1999 was $1,200 and $1,800, respectively.

For commitments and contingencies regarding the Company's investment in Envirogold LLC, see Note 5.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 12 - SETTLEMENT AGREEMENTS

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of a $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all parties affected, the net effect of the settlement was the Company's recording a loss of $247,112 from assets disposed in the second quarter and $810,469 in the third quarter as this transaction was finalized. (See Note 5).

The Company was a defendant in a lawsuit filed by some of its shareholders for alleged financial improprieties. Although the directors of the Company vigorously disputed the plaintiffs' claims, the directors elected to settle this matter out of court in September 1999 after receiving advice from counsel that the costs of defending the litigation would exceed the costs of settling out of court. In the resulting settlement, the Company agreed to pay the plaintiffs $60,000 in cash and in addition, two Company officers agreed to transfer personally owned investments to the plaintiffs. Accordingly, in turn, the Company indemnified the aforementioned corporate officers by transferring to them stock in Summit Silver Mines, Inc. and a mineral property interest in the Imperial Mine. The transaction resulted in a charge to operations of $103,950.

NOTE 13 - LICENSING AGREEMENT

In January 1999, the Company entered into a technology licensing agreement with Integrated Environmental Technologies, LLC (IET), a New York limited liability company, to acquire, develop and exploit mineral deposits using IET technology. IET technology involves high temperature systems that utilize plasma technology for processing materials and includes trade secrets, inventions, (whether patented or unpatented), information, data and experience. Upon completion of agreed upon conditions, the Company will be granted a worldwide exclusive license to practice IET technologies necessary for the extraction and recovery of copper from enargite ores and gold and silver from arsenic rich ores or residual process streams from milling and smelting operations not to include certain properties in and around the Yuma, Arizona region. Subsequent to September 30, 1999, the Company renegotiated certain terms and conditions of the licensing agreement and assigned its interest in the license agreement to Envirogold, LLC. See Note 5.

                     ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIALS STATEMENTS
                            March 31, 2000
NOTE 14 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $127,699 for the period ended March 31, 2000 and an accumulated deficit of $10,584,845 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

NOTE 15 - RELATED PARTIES

At March 31, 2000, the Company was indebted to two of its officers for the sum of $71,000. These funds include $59,000 which was advanced to the Company in payment of operating expenses and $12,000 for services performed for the Company. The advances are unsecured, non-interest bearing, and are expected to be repaid in the next few months.

Other related party transactions are disclosed in Notes 5 and 13.

NOTE 16 - YEAR 2000 ISSUES

Like other companies, Royal Silver Mines, Inc. could be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time there have been no known problems related to the Year 2000 issue.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already year 2000 compliant or can be made so with software updates. Based on its assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with the Year 2000 issue will be expensed as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to March 31, 2000, the Company accumulated a deficit of $10,584,845.

     At March 31, 2000, $950,794 of the Company's total assets of $1,483,911 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At March 31, 2000, the Company had negative working capital of $102,874. This amount represents some deterioration in liquidity and capital resources from its negative working capital position of $93,456 at September 30, 1999 and represents severe deterioration from positive working capital of $303,600 at September 30, 1998. It should be noted that the largest single element of working capital at September 30, 1998 was a promissory note of $350,000 (from Grand Central Silver Mines, Inc.), which was redeemed in February 1999 at a loss in exchange for mining properties and other investments. This transaction greatly reduced the Company's current assets and liquidity. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998, 1999 and 2000 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts:
$0 in the two quarters ending March 31, 2000, $158,200 in the year ending September 30, 1999; $303,600 in the year ending September 30, 1998; and $1,843,750 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses. As needed, the Company sells its investments and, on occasion, its surplus equipment for cash.

     In the first six months of fiscal 2000, the Company increased its accounts payable from $121,603 to $161,821. Accordingly, the Company's current liabilities increased correspondingly. The Company had no long-term debt at September 30, 1999 or at March 31, 2000.

     The Company has estimated that it will need minimal capital resources of approximately $2,000 to $2,500 per month to meet its estimated expenditures for fiscal 2000. In recent years, several key members of management, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1998, the Company raised over $300,000 in funds, (primarily through the private placement of shares and warrants) and during the fiscal year ending September 30, 1999, the Company raised approximately half this amount from the private placement of its shares. While no cash from stock sales was raised in the six-month period ending March 31, 2000, the Company's cash was primarily raised from sales of investments $(119,000) and from sales of old equipment $(114,000).

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000, RESPECTIVELY.

     General and administrative expenses plummeted from $141,853 during the two quarters of fiscal 1999 to $76,104 during the first half of fiscal 2000. This decrease is principally due to greatly reduced consulting expenses and compensation to officers and directors. As a result, during the first half of fiscal 1999 compared to the first half of 2000, the Company's loss from operations decreased correspondingly. In the first six months of 1999, the Company experienced a loss of $247,112 on property sold and impaired, which had the effect of giving the Company a net loss of $381,907 (or $0.02 per share) for the first half of 1999. Without a similar unfavorable loss of this magnitude in 2000, the Company experienced a net loss of $127,699 (or $0.01 per share) for the first six months of 2000.

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

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit No.    Document

27             Financial Data Schedule.

     There were no reports of Form 8-K filed during the period ending March 31, 2000.


----------------------------------------------------------------------
                             SIGNATURES
---------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 12th  of May, 2000.


                              ROYAL SILVER MINES, INC.



                              BY:  /s/ Howard Crosby
                                   Howard Crosby, President, Treasurer
                                   Chief Financial Officer and a
                                   member of the Board of Directors