Form 10-Q
period 2000-06-30
ROYAL SILVER MINES INC
filed 2000-08-14
CIK 933157

____________________________________________________________________
____________________________________________________________________



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  June 30, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM: ___________ to __________

                 __________________________________

                 Commission File Number:    0-25170
                 __________________________________


                      ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)


UTAH                                         87-0306609
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification Number)



      1010 Ironwood Drive, Suite 105, Coeur d'Alene, ID  83814
(Address of Principal Executive Offices, including Zip Code.)


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

               Yes    [ x ]             No [   ]

The number of shares outstanding at June 30, 2000: 22,562,065 shares

____________________________________________________________________
____________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying accountants' review report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 2000 and September 30, 1999, and the results of operations, stockholders' equity and cash flows for the nine months and three months ended June 30, 2000, and 1999, and from inception on February 17, 1994 through June 30, 2000, in conformance with generally accepted accounting principles.

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

As discussed in greater detail under Item 2 below, a substantial portion of Registrant's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is contingent to a large extent upon the success of Registrant's property transactions as a whole, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. Accordingly, the accompanying financial statements make no provision for any asset impairment or other adjustment that might result from the outcome of this uncertainty.

The Board of Directors
Royal Silver Mines, Inc.
Spokane, Washington


                     ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three months and nine months ended June 30, 2000, and for the period from February 17, 1994 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management.

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



/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 1, 2000

ROYAL SILVER MINES, INC.
(A Development Stage Company)
BALANCE SHEETS


                                             June 30,       September 30,
                                             2000           1999
ASSETS                                       (Unaudited)

CURRENT ASSETS
 Cash                                        $    24,302    $    28,147
 Note receivable                                  14,628             -
 Deposit                                             150             -
                                             -----------    -----------
TOTAL CURRENT ASSETS                              39,080         28,147
                                             -----------    -----------
MINERAL PROPERTIES                               950,794        950,794
                                             -----------    -----------
PROPERTY AND EQUIPMENT
 Mining equipment                                  8,343        196,389
 Furniture and equipment                           1,440         12,761
 Less accumulated depreciation                    (6,005)       (45,127)
                                             -----------    -----------
TOTAL PROPERTY AND EQUIPMENT                       3,778        164,023
                                             -----------    -----------
OTHER ASSETS
     Investments                                 348,883        153,162
                                             -----------    -----------
TOTAL ASSETS                                 $ 1,342,535    $ 1,296,126
                                             ===========    ===========



























         See accountant's review report and accompanying notes

ROYAL SILVER MINES, INC.
(A Development Stage Company)
BALANCE SHEETS


                                             June 30,       September 30,
                                             2000           1999
LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)

CURRENT LIABILITIES
 Accounts payable                            $   133,834    $    77,603
 Payable to related parties                           -          44,000
                                             -----------    -----------
TOTAL CURRENT LIABILITIES                        133,834        121,603
                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES                         -              -
                                             -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000
 shares authorized, 22,562,065 and
 20,299,565 shares issued and outstanding,
 respectively                                    225,620        202,995
 Additional paid-in capital                   11,497,174     11,428,674
 Deficit accumulated during
 development stage                           (10,639,808)   (10,457,146)
 Accumulated other comprehensive income          125,715             -
                                             -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                     1,208,701      1,174,523
                                             -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                        $ 1,342,535    $ 1,296,126
                                             ===========    ===========

























         See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                   Period from
                                                                   02/17/94
                 Three months ended       Nine months ended        (inception)
                 June 30,    June 30,     June 30,    June 30,     through
                 2000        1999         2000        1999         06/30/00
                 (Unaudited) (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)

REVENUES         $       -   $        -   $       -   $        -   $        -
                 ----------  -----------  ----------  -----------  -----------
GENERAL AND ADMINISTRATIVE
 EXPENSES
Mineral property
 expense              2,322        3,134       7,417        3,134      566,859
Depreciation and
 amortization         1,646        6,202       7,948       21,249      234,122
Officers' and directors'
 compensation         2,000       17,500      17,000       77,040    1,411,760
General and
 administrative      75,206       42,843     124,913      110,109    3,802,207
                 ----------  -----------  ----------  -----------  -----------
   TOTAL EXPENSES    81,174       69,679     157,278      211,532    6,014,948
                 ----------  -----------  ----------  -----------  -----------
OPERATING LOSS      (81,174)     (69,679)   (157,278)    (211,532)  (6,014,948)
                 ----------  -----------  ----------  -----------  -----------
OTHER INCOME (EXPENSES)
 Interest income        122           -          304        7,058       58,935
 Interest expense        -            -           -            -       (74,348)
 Gain on property
  interest sold          -            -           -            -     1,875,281
 Gain (loss) on
  disposition and
  impairment
  of assets          26,089   (1,146,559)    (25,688)  (1,393,671)  (6,484,728)
                 ----------  -----------  ----------  -----------  -----------
Total other
 income (expense)    26,211   (1,146,559)    (25,384)  (1,386,613)  (4,624,860)
                 ----------  -----------  ----------  -----------  -----------
INCOME (LOSS)
 BEFORE TAXES       (54,963)  (1,216,238)   (182,662)  (1,598,145) (10,639,808)

INCOME TAXES             -            -           -            -            -
                 ----------  -----------  ----------  -----------  -----------
NET INCOME (LOSS)   (54,963)  (1,216,238)   (182,662)  (1,598,145) (10,639,808)

OTHER COMPREHENSIVE
INCOME (LOSS)
Unrealized gain (loss)
 on market value of
 investments       (146,426)          -      125,715           -       125,715
                 ----------  -----------  ----------  -----------  -----------
COMPREHENSIVE INCOME
 (LOSS)         $ (201,389) $(1,216,238) $  (56,947) $(1,598,145) $(10,514,093)
                ==========  ===========  ==========  ===========  ============
NET INCOME (LOSS) PER
 COMMON SHARE BASIC
 AND DILUTED    $    (0.01) $     (0.06) $      nil  $    (0.08)  $      (0.82)
                ==========  ==========   ==========  ==========   ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING, BASIC
 AND DILUTED    20,410,417  20,027,070   20,374,268  19,317,737     12,982,074
                ==========  ==========   ==========  ==========     ==========




         See accountant's review report and accompanying notes.

                        ROYAL SILVER MINES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY
                                                                    Total
                          Common Stock       Additional   Accumu-   Stock-
                        Number               Paid-in      lated     holders'
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

                        ROYAL SILVER MINES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Total
                   Common Stock        Additional                  Stock-
                 Number                Paid-in      Accumulated    holders'
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


        See accountant's review report and accompanying notes.

                                  -9a-

                        ROYAL SILVER MINES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                       Total
                         Subscription   Accumulated    Stockholders'
                         Receivable     Deficit        Equity

Balance forward          $       -      $ (4,828,528)  $  5,850,186

Issuance of shares for
 cash at $0.75 per share         -                -           7,500
Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from
 $0.34 per share to $0.91
 per share                       -                -         206,660
Issuance of shares for
 mining property at $0.75
 per share                       -                -         150,000
Issuance of shares for cash
 at $0.15 per share              -                -         286,999
Issuance of shares in
 exchange for cash and note
 at $0.25 per share        (700,000)              -          50,000
Net loss for year ended
 September 30, 1998              -        (2,637,568)    (2,637,568)
                         ----------     ------------   ------------
Balance
 September 30, 1998      $ (700,000)    $ (7,466,096)  $  3,913,777
Issuance of shares to
 officers, directors and
 consultants for services
 at prices varying from
 $0.04 per share to $0.06
 per share                       -                -        108,229
Issuance of shares for
 cash, investment and
 receivable                 (50,000)              -         27,200
Shares returned to
 treasury for cancellation
 of receivable              700,000               -             -
Stock issuance costs             -                -           (133)
Issuance of shares for cash
 at prices varying from
 $0.04 per share to
 $0.07 per share                 -                -         81,000
Payment of stock
 subscription                50,000               -         50,000
Shares returned to treasury
 for cancellation of
 receivable and exchange
 of investments                  -                -        (14,500)
Unrealized loss on market
 value of investments            -        (2,991,050)   (2,991,050)
                         ----------     ------------   -----------
Balance Forward          $       -      $(10,457,146)  $ 1,174,523
                         ----------     ------------   -----------
        See accountant's review report and accompanying notes.
                                 -9b-

                        ROYAL SILVER MINES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY

                                 Common Stock               Additional
                              Number                        Paid-in
                              of Shares      Amount         Capital

Balance forward               20,229,565     $ 202,995      $ 11,428,674

Shares issued to consultants
 for services at $0.05
 per share                        62,500           625             2,500

Shares issued to officers for
 debt at $0.04 per share       2,200,000        22,000            66,000

Net loss for nine months
 ended June 30, 2000                  -             -                 -

Unrealized gain on market
 value of investments                 -             -                 -
                              ----------     ---------      ------------
Balance, June 30, 2000
 (Unaudited)                  22,562,065     $ 225,620      $ 11,497,174
                              ==========     =========      ============
































        See accountant's review report and accompanying notes.

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
                   ====            =============  ==========     ===========































        See accountant's review report and accompanying notes.

                                  -10b-

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS



                                                                 From
                                                                 02/17/94
                                    Nine months ended            (Inception)
                                   June 30,       June 30,       Through
                                   2000           1999           June 30, 2000
                                   (Unaudited)    (Unaudited)    (Unaudited)

Cash flows from operating activities:
 Net income (loss)                 $ (182,662)    $ (1,598,145)  $ (10,639,808)
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Loss on sale of equipment            86,284               -           98,869
  Equipment traded for services         4,137               -            4,137
  Depreciation and amortization         7,948           21,249         229,331
  Issuance of common stock for services 3,125          104,940       1,380,071
  Write-off of option costs                -                -          517,871
  Write-off of joint venture costs         -                -          160,000
  Write-off of mineral properties          -                -        2,421,354
  Write-off of other assets                -             1,000              -
  Loss on devaluation of investments       -         1,150,922       3,121,060
 Changes in assets and liabilities:
  Note receivable                     (14,628)         340,000         (14,628)
  Deposit                                (150)              -             (150)
  Prepaid expenses                         -             2,162         (28,438)
  Other assets                             -                -           (9,801)
  Interest receivable                      -            17,106          (4,674)
  Accounts payable                     56,231            3,277         133,834
  Accrued expenses                         -            (3,000)         43,188
  Payable to related party            (44,000)              -          256,000
                                   ----------     ------------   -------------
Net cash provided (used) in
 operating activities                 (83,715)          39,511      (2,331,784)
                                   ----------     ------------   -------------
Cash flows from investing activities:
 Purchase of investments             (152,752)         105,415      (3,275,902)
 Purchase and development of
  mineral properties                       -           (45,000)     (1,986,690)
 Purchase of fixed assets                  -                -         (325,687)
 Sale of mineral properties                -                -        1,093,750
 Sale of investments                  144,622         (115,630)        356,051
 Sale of fixed assets                      -          (100,000)          5,685
                                   ----------     ------------   -------------
Net cash provided (used) in
 investing activities                  (8,130)        (155,215)     (4,132,793)
                                   ----------     ------------   -------------














        See accountant's review report and accompanying notes.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                             From
                                                             02/17/94
                                     Nine months ended       (Inception)
                                   June 30,     June 30,     Through
                                   2000         1999         June 30, 2000
                                   (Unaudited)  (Unaudited)  (Unaudited)

Cash flows from financing activities:
 Stock issuance and offering costs         -       19,868        (189,468)
 Proceeds received on long-term debt       -           -          675,000
 Payments made on notes payable            -           -         (174,206)
 Issuance of common stock for cash         -      131,000       6,030,764
 Issuance of common stock for
  accrued interest                         -           -           38,158
 Issuance of common stock for extension of
  notes payable maturation                 -           -           59,063
 Issuance of common stock for payment to
  related party                        88,000          -           88,000
 Payment for return of stock issued for
  mining property interest                 -           -          (35,000)
 Payment of joint venture costs            -           -          (50,000)
 Issuance of warrants for cash             -           -           46,568
                                 ------------  ----------   -------------
Net cash provided by
 financing activities                  88,000     150,868       6,488,879
                                 ------------  -----------  -------------
Cash, beginning of period              28,147        3,147             -
                                 ------------  -----------  -------------
Cash, end of period              $     24,302  $    38,311  $      24,302
                                 ============  ===========  =============
Supplemental cash flow disclosure:
 Income taxes paid in cash       $         -   $        -   $         350
 Interest paid in cash           $         -   $        -   $      25,655

Non-cash financing activities:
 Common stock issued for
  services rendered              $      3,125  $   104,940  $   1,347,381
 Common stock issued in
  exchange for debt              $     88,000  $        -   $   1,040,950
 Common stock issued in acquisition of
  Consolidated Royal Mines, Inc. $         -   $        -   $     360,096
 Option rights acquired in
  exchange for a payable         $         -   $        -   $      79,000
 Common stock issued for assignment
  of mining property options     $         -   $        -   $       4,000
 Common stock issued in exchange
  for investments                $         -   $     7,200  $       7,200



















        See accountant's review report and accompanying notes.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2000


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

The $950,794 cost of mineral properties included in the accompanying balance sheet as of June 30, 2000 is related to exploration properties.
The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

Provision For Taxes
At June 30, 2000, the Company had net operating loss carryforwards of approximately $5,590,000 that may be offset against future taxable operating income through 2014. Additionally, the Company has capital loss carryovers of approximately $4,327,000. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998 and fiscal 1999, the Company does not believe any further adjustments are needed to the carrying value of its assets at June 30, 2000.

Financial Accounting Standards
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Interim Financial Statements
The interim financial statements as of and for the nine months ended June 30, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Investments
Investments, consisting of equity securities of private and small public companies, are stated at current market value.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000
NOTE 3 - MINERAL PROPERTIES

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

Other Domestic Properties
In February 1999, in connection with the settlement agreement with Grand Central (described in Note 14), the Company received a number of patented mining claims in Utah and a number of unpatented mining claims in Idaho. In aggregate, these mining claims were recorded at $45,000.

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

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000
NOTE 4 - PROPERTY AND EQUIPMENT

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

At June 30, 2000 and September 30, 1999, the market values of investments were as follows:

                                        06/30/00       09/30/99

     Elite Logistics, Inc.              $ 231,517      $  101,127
     Rigid Airship USA, Inc.                5,813          31,002
     Ashington Mining Company               7,200           7,200
     Tintic Coalition Mines                 5,000           5,000
     American Health Providers Corp.           -            6,795
     Metalline Mining Company              57,902              -
     Minimally Invasive Surgery                -            2,038
     Envirogold, LLC                        8,000              -
     Bitterroot Mountain Mining Co.         7,500              -
     Sterling Mining Co.                    5,951              -
     Silver Belle Mining Co.               20,000              -
                                        ---------      ----------
                                        $ 348,883      $  153,162
                                        =========      ==========

Other information regarding the Company's investments follows:

Grand Central Silver Mines, Inc.
During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central which is uncollateralized, bears interest at 8%, and matured in 1999. A total gain of $1,454,062 was realized on this transaction. The promissory note was satisfied in February 1999 through a settlement agreement with Grand Central (See Note 12).

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

NOTE 5 - INVESTMENTS (CONTINUED)

Grand Central Silver Mines, Inc. (Continued)
At September 30, 1998, the Company owned 1,235,000 shares of Grand Central Silver Mines, Inc. common stock, which was then approximately 12% of the total outstanding shares. In the second and third quarters of fiscal 1999, the Company disposed of all of its holdings in Grand Central in connection with a settlement agreement.

Rigid Airship USA, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3). SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of June 30, 2000, the stock had a market value of $5,813.

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

Metalline Mining
During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which was then trading at $4.12 per share. As of June 30, 2000, the Company's investment in Metalline Mining Company stock had a market value of $57,902.

NOTE 6 - COMMON STOCK

During the year ended November 30, 1994, Celebration issued 1,500,000 shares of common stock to directors for services rendered, valued at $.002 to $.625 per share, which is the fair market value of the share on the date of issuance.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

During the period ended June 30, 2000, the Company issued 62,500 shares of common stock for services and 2,200,000 shares of common stock for payment of related party payables. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.05.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of June 30, 2000, 12,750 shares of common stock have been awarded under the Plan.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders, which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. Of these stock options, 255,000 exercisable at $1.50 per share expired March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of June 30, 2000, none of these options have been exercised.

On January 9, 1996, the board of directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. As of June 30, 2000, none of these warrants have been exercised.

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

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. At June 30, 2000, none of the warrants had been exercised.

NOTE 8 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At June 30, 2000, 1,455,000 options have been granted under the plan although none have been exercised in the period ending June 30, 2000. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

NOTE 8 - COMPANY STOCK OPTION AND AWARD PLAN (Continued)

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the year ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the year ended September 30, 1999.

Following is a summary of the stock options during the year ended September 30, 1999 and the period ended June 30, 2000.

                                                       Weighted
                                        Number         Average
                                        of             Exercise
                                        Shares         Price

Outstanding at 10/1/1998                1,455,000      $ 1.03
Granted
Exercised                                      -           -
Forfeited                                      -           -
                                        ---------      ------
Outstanding at 9/30/1999                1,455,000      $ 1.03
                                        =========      ======
Options exercisable at 9/30/1999        1,455,000      $ 1.03
                                        =========      ======
Weighted average fair value
 of options granted during
 the year ended 9/30/1999               $      -
                                        =========
Outstanding at 10/1/1999                1,455,000      $ 1.03
 Granted
 Exercised                                     -           -
 Forfeited                               (255,000)       1.50
                                        ---------      ------
 Outstanding at 6/30/2000               1,200,000      $ 0.93
                                        =========      ======
Options exercisable at 6/30/2000        1,200,000      $ 0.93
                                        =========      ======
Weighted average fair value of
 options granted during the
 period ended 6/30/2000                 $      -

NOTE 9 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at June 30, 2000, and September 30, 1999:

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

NOTE 9 - ADDITIONAL PAID-IN CAPITAL (Continued)

                              June 30, 2000  September 30, 1999
     Applicable to:

     Common Stock             $ 11,450,606   $ 11,382,106
     Stock Warrants                 46,568         46,568
                              ------------   ------------
                              $ 11,497,174   $ 11,428,674
                              ============   ============

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

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company sublets office space on a month to month basis from one of its officers in Coeur d'Alene, Idaho for $200 per month. Total rent paid for this office space during the period ended June 30, 2000 and the year ended September 30, 1999 was $1,800 and $2,400, respectively.

For commitments and contingencies regarding the Company's investment in Envirogold LLC, see Note 5.

NOTE 12 - SETTLEMENT AGREEMENTS

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of a $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all parties affected, the net effect of the settlement was the Company's recording losses in 1999 of $247,112 from assets disposed in the second quarter and $810,469 in the third quarter as this transaction was finalized. (See Note 5).

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

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

NOTE 14 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $182,662 for the nine month period ended June 30, 2000 and an accumulated deficit of $10,639,808 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

NOTE 15 - RELATED PARTIES

Related party transactions are disclosed in Notes 5 and 13.

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                              June 30, 2000

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, in July 2000, the Company signed a letter of intent to acquire all of the outstanding shares of Nuvotec, Inc. (Nuvotec) through a reverse merger. Nuvotec is a privately held company based in Richland, Washington, whose business is focused on technology commercialization, with operating subsidiaries in the energy and environmental, and information services sectors. Under terms of the letter of intent, the Company will reverse split its common stock and subsequently issue new shares of its common stock for each outstanding share of Nuvotec. Following the merger, the Nuvotec shareholders will own approximately 92.4 percent of the outstanding stock in the surviving company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to June 30, 2000, the Company accumulated a deficit of $10,639,808.

At June 30, 2000, $950,794 of the Company's total assets of $1,342,535 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June 30, 2000, the Company had negative working capital of $94,754. This amount represents a further deterioration in liquidity and capital resources from its negative working capital position of $93,456 at September 30, 1999 and represents severe deterioration from working capital of $303,600 at September 30, 1998. While the largest single element of working capital at September 30, 1998 was a promissory note of $350,000 (from Grand Central Silver Mines, Inc.), this note was redeemed in February 1999 at a loss in exchange for mining properties and other investments. This transaction greatly reduced the Company's current assets and liquidity. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1999 and 2000 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $0 in the current fiscal year; $131,000 in the year ending September 30, 1999, $303,600 in the year ending September 30, 1998; and $1,843,750 in the year ending September 30, 1997.
In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the first nine months of fiscal 2000, the Company increased its accounts payable from $77,603 to $133,834 while issuing common stock to discharge $44,000 of related party payables. Accordingly, the Company's current liabilities moved from $121,603 at September 30, 1999 to $133,834 at June 30, 2000. The Company had no long-term debt at September 30, 1999 or at June 30, 2000.

The Company has estimated that it will need minimal capital resources of approximately $3,000-4,000 per month to meet its estimated expenditures for fiscal 2000. In recent years, several key members of management met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1998, the Company raised over $300,000 in funds, (primarily through the private placement of shares and warrants) and during the fiscal year ending September 30, 1999, the Company raised approximately half of this amount from private placement of its shares. While no cash from stock sales was raised in the nine-month period ending June 30, 2000, the Company's cash was primarily raised from sales of investments ($144,622) and the sales of old equipment ($86,284). The Company is continuing with the previously described negotiations and various alternatives to raise capital.

Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expenses principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

The Company consistently has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities which provide its personnel, office space, and equipment needs. The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases from governmental entities.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000, RESPECTIVELY. General and administrative expenses plummeted from $211,532 during the three quarters of fiscal 1999 to $157,278 during the same period in fiscal 2000. This decrease is principally due to greatly reduced compensation to officers and directors. As a result, during the first three quarters of fiscal 1999 compared to the first three quarters of 2000, the Company's loss from operations decreased correspondingly. In the first nine months of 1999, the Company experienced a loss of $1,393,671 on property impaired and sold, which had the effect of substantially increasing the Company's net loss to $1,598,145 (or $0.08 per share) for the first three quarters of 1999. Without this favorable loss in 2000, the Company experienced a net loss of $182,662 (or less than one cent loss per share) for the first nine months of 2000.

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

Item 3.   Defaults upon Senior Securities.
     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
     None.

Item 5.   Other Information.
     None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
  No.          Description

  27           Financial Data Schedule

(b) No reports on Form 8-K have been filed for the period ended June 30, 2000.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 12th day of August, 2000.

                                   ROYAL SILVER MINES, INC.


                                   BY:  /s/ Howard Crosby
                                        Howard Crosby, President,
                                        Treasurer, Chief Financial Officer
                                        and a member of the Board of
                                        Directors