Form 10KSB
period 2000-09-30
ROYAL SILVER MINES INC
filed 2001-01-16
CIK 933157

=================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM  10-K

     [ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 2000.

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _______

                     Commission file number 0-25170

                        ROYAL SILVER MINES, INC.
         (Exact name of Registrant as specified in its charter)

Utah                             87-0306609
(State of Incorporation)         (I.R.S. Employer I.D.#)

Address of principal offices:    6 East Rose Street
                                 Walla Walla, Washington   99362

Registrant's Telephone No.: (509) 526-3491

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ x ]

As of December 15, 2000 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($0.04) on such date was $1,040,182.

As of December 15, 2000, the Registrant had outstanding 26,004,565 shares of common stock ($0.01 par value). An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears beginning on page 66.

=====================================================================

                          TABLE OF CONTENTS

ITEM NUMBER                                                    PAGE
AND CAPTION                                                    NUMBER

                               PART   I

ITEM 1.   Business     .    .    .    .    .    .    .    .     3

ITEM 2.   Properties   .    .    .    .    .    .    .    .    24

ITEM 3.   Legal Proceedings .    .    .    .    .    .    .    26

ITEM 4.   Submission of Matters to a Vote of
          Security Holders  .    .    .    .    .    .    .    26

                              PART   II

ITEM 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters .    .    .    .    .    27

ITEM 6.   Selected Financial Data     .    .    .    .    .    27

ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operation    .    .    .    .    .    .    .    .    28

ITEM 8.   Financial Statements and Supplementary Data     .    31

ITEM 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure     .    .    59

                              PART   III

ITEM 10.  Directors and Executive Officers of the
          Company .    .    .    .    .    .    .    .    .    59

ITEM 11.  Executive Compensation .    .    .    .    .    .    61

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management    .    .    .    .    .    .    .    64

ITEM 13.  Certain Relationships and Related Transaction   .    65

                              PART   IV

ITEM 14.  Exhibits, Financial Statement Schedules,
          and Reports of Form 8-K     .    .    .    .    .    66

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

   The Company currently has no revenues. At September 30, 2000, the Company's accumulated deficit was $(10,885,466). Regarding its losses from operations, the Company cannot assure that it will be able to carry out its plans as budgeted without additional operating capital. At September 30, 2000, the Company had a cash balance of $15,915 and negative working capital of $78,422 as compared to a cash balance of $28,147 and negative working capital of $93,196 at September 30, 1999.

   The Company will need additional capital resources to continue operations and has reduced monthly expenditures to approximately $2,000 per month. The industry took a tremendous and very significant downturn in 1997 and 1998 primarily a result of the fall-out from the Bre-X scandal which resulted in substantial losses for investors and has placed a deep chill upon the ability of exploration companies to raise capital. Secondly, the impact of a steadily declining gold price through 1997 placed added downward pressure on prices of mining shares in general. Further, as the Asian crises unfolded in 1998, prices for copper, lead, zinc and silver plunged to multi-year lows. As a whole, the entire industry suffered an unprecedented decline. Throughout 1999 and 2000 there was no noticeable improvement in the climate for exploration companies.

   Given this unprecedented decline in both metal prices and the entire exploration sector, the directors of the Company have been forced to adopt a major austerity program. The Company closed its office in Spokane and laid off all of its remaining employees as of August 1998. The two principal officers of the Company have continued to work without cash compensation, and the office has been relocated to Walla Walla, Washington, where the Company is sub-letting space from one of its officers for $300 a month.

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

   The Company intends to continue to operate at a very low expenditure level until such time as recovery in the exploration sector becomes evident. The Company will continue to eschew any long term debt in order to protect the long term viability of the Company.

   During the 1999 fiscal year, the Company negotiated a contingency license agreement with Integrated Environmental Technologies of Richland, Washington to acquire exclusive worldwide rights to IET's patented plasma smelter technology for applications to mining and mineral processing.

   The agreement called for a successful technical demonstration via a one ton test prior to any license rights being earned or any compensation being given to IET. During the 1999 fiscal year, IET completed a very small scale bench test which indicated the possibility that its technology may work for the application in question.

   During the 2000 fiscal year, the Company made the determination that technical problems associated with the IET Technology for the smelter applications may be too expensive to solve, and all work was suspended to conserve resources.

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

   The Company's plan of operation for fiscal 2001 is to conserve its resources and protect its assets consistent with the lowest possible level of expenditure.

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

   In June of 2000, the company sold 1,625,000 shares to two directors of the company, Howard Crosby and John Ryan, for $72,200 in cash and marketable securities.

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

   5.  Realization of Investments in Mineral Properties and
Additional Capital Needs. The ultimate realization of the Company's investments in mineral properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The Company expects to finance its operations for Fiscal 1999 through the sale of equity securities, joint venture arrangements (including project financing, and the sale of interests in mineral properties. The Company does not have sufficient capital of its own to explore and develop its mineral properties and there can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

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

   12. Potential Future Sales Pursuant to Rule 144. At December 15, 2000, there were issued and outstanding approximately 26,004,565 shares of Common Stock of which 9,225,415 shares were "Restricted Securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of these restricted shares may, in the future dilute an investors percentage of free-trading shares and may have a depressive effect on the price of the Company's securities and such sales, if substantial, might also adversely effect the Company's ability to raise additional equity capital.

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

OFFICES

   The Company's executive office is located at 6 East Rose Street, Walla Walla, Washington 99362. The Company sub-leases its office from one of its officers for $300.00 per month.

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

UNPATENTED MINING CLAIMS/STATE LEASES.

   The Company continues to hold unpatented claims in Shoshone
County, Idaho.

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

Shoshone County Claims

 The Company continues to hold nine unpatented mining claims in Shoshone County, Idaho which lie immediately adjacent to the holdings of Sterling Mining Company just south of the Galena Mine, which is owned and operated by Coeur d' Alene Mines.

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


ITEM 3. LEGAL PROCEEDINGS

 The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation with the exception of the following:

 (1)  The Company is also a defendant in a lawsuit filed by Thomas
F. Miller (et al.), in the First Judicial Court in and for Box Elder County, State of Utah. The suit, which alleges that the Company failed to transfer common stock in exchange for a mining interest, asks for actual and punitive damages. The Company believes that this lawsuit is without merit and has filed a countersuit alleging fraudulent misrepresentation. The Company is seeking both full title to the aforementioned mineral property and punitive damages, and believes its countersuit will prevail. In the second fiscal quarter of 1999, the Box Elder County, First Judicial Court dismissed all of Mr. Miller's claims on a summary judgment motion, and left standing only the Company's counterclaims. In June 1999, Mr. Miller et al. filed an appeal to the Utah Supreme Court, which stayed all further actions on our counterclaims.

 (2) In July 1998, the Company filed an action in federal court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S. Environmental Protection Agency, Shoshone County, and Fawcett International. In October of 2000, the company elected to terminate this action by quit claiming any interest in the leave in recharge for receiving all the Fawcett's shares in the Company back. The company then withdraw the suit.

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

 There has been no vote of security holders during the annual period ended September 30, 2000.

                               PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 The Company's common shares are traded on the Bulletin Board
Operated by the National Association of Securities Dealers, Inc. under the symbol "RSMI." The prices listed below were obtained from the National Quotation Bureau, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period December 31, 1994, through September 30, 2000. These bid prices are over-the-counter market quotations based on inter-dealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:

        Fiscal Quarter Ended     High Bid($)    Low Bid ($)
        --------------------     ---------      -----------

        December 31, 1997        0.62           0.56
        March 31, 1998           0.45           0.42
        June 30, 1998            0.20           0.18
        September 30, 1998       0.10           0.09
        December 31, 1998        0.09           0.035
        March 31, 1999           0.1875         0.0625
        June 30, 1999            0.20           0.10
        September 30, 1999       0.12           0.09
        December 31, 1997        0.09           0.05
        March 31, 2000           0.10           0.06
        June 30, 2000            0.12           0.08
        September 30, 2000       0.09           0.05

 On December 15, 2000, the average of the high bid and low ask quotation for the Company's common shares as quoted on the Bulletin Board was $0.04.

 The approximate number of holders of common stock of record on December 15, 2000, was approximately 382.


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

                  09/30/99  09/30/98  09/30/97  09/30/96  09/30/95
                  (Audited) (Audited) (Audited) (Audited) (Audited)

Statement of Operations and
Accumulated Deficit Data:
Revenues         $         0  $         0  $         0  $       0  $          0
Operating
 Expenses        $   355,528  $ 1,063,715  $ 1,558,823  $ 1,835,548  $  962,735
Net loss         $(2,991,050) $(2,637,568) $(1,770,771) $(2,045,082) $ (962,735)
Net Loss
 per share       $     (0.15) $     (0.16) $     (0.14) $     (0.22) $    (0.15)

Balance Sheet Data:
Work Capital
  (Deficit)      $   (93,456) $   303,600  $   671,355  $   686,573  $ (665,274)
Total Assets     $ 1,296,126  $ 3,982,592  $ 5,891,527  $ 5,605,357  $4,056,698
Long-term Debt   $         0  $         0  $         0  $         0  $        0

Stockholders'
 Equity          $ 1,174,523  $ 3,913,777  $ 5,850,186  $ 5,485,490  $3,235,376

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

 There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to September 30, 2000, the Company accumulated a deficit of $10,885,466.

 At September 30, 2000, $698,847 of the Company's total assets of $969,254 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

 The Company currently has no revenues but, as explained above, has an accumulated deficit. Because of its recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 2000, the Company had negative working capital of $78,422. This amount represents slight improvement from the negative working capital of $93,456 at September 30, 1999, but severe deterioration from the positive working capital of $303,600 at September 30, 1998 and of $671,355 at September 30, 1997.

 In the year ending September 30, 1999, the Company's working capital decreased by $397,056 primarily because of decreased cash received by the Company from its sales of common stock, while in the year ending September 30, 2000, the Company's negative working capital did not change appreciably. During the twelve-month period just ended, the Company's cash decreased from $28,147 to $15,915 while the

Company's notes receivable and investments both increased very substantially. In this same twelve month period, the Company issued stock to related parties and sold investments in order to generate needed cash.

 In fiscal year 2000, the Company's current liabilities decreased by $12,488 primarily due to a payment of $40,000 on advances from related parties and a build-up in accounts payable from the September 30, 1999 level. The Company's current liabilities of $109,115 at September 30, 2000 represent a favorable decrease from the Company's current liabilities of $121,603 at September 30, 1999. The Company has no long-term debt. The Company has estimated that it will need minimal capital resources of approximately $20,000 per month to meet its estimated expenditures for fiscal year 2000. During the last three years, management met wit experienced financial and investment firms throughout Europe and North America and negotiated arrangement s for capital fund raising. During the fiscal year ending September 30, 1997, the Company raised $1,843,750 in funds primarily through the private placement of shares and warrants. In fiscal 1998, the Company raised $299,499 in cash and $700,000 in notes, primarily through the private placement of shares. es. In subsequent years, consistent with the depressed market for metals prices, the Company raised only $158,200 from sales of its common stock in fiscal 1999 and no cash in fiscal 2000. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

 Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. Ho ever, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or private placement funds. Financing for the Company's exploration and development of mineral properties is expected to come primarily from the contributions of its joint venture participants and from the funds generated from such joint ventures and other lease or royalty arrangements.

 The Company consistently has made full and timely payment of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities which provide its personnel, office space, and equipment needs.

 The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that in become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000, RESPECTIVELY.

 General and administrative expenses decreased from $279,529 during fiscal 1999 to $112,361 during fiscal 2000. This decrease is principally due to decreased salaries and a decrease in the cost of fund-raising associated with the Company's private placements of its stock. Also, during the twelve months of fiscal 1999, the Company incurred officers/directors compensation of $41,500 while such compensation expenses were reduced to $22,000 in the twelve months of fiscal 2000. As a principal result of tie Company's cost reduction efforts in fund-raising and compensation, total expenses of $355,258 for fiscal 11999 decreased to $152,983 (total expenses) in fiscal 2000.

 In fiscal 1998, the Company sold some patented mining properties for common stock and also sold a working interest in a minerals exploration joint venture in exchange for stock and a promissory note. These two transactions resulted in gains of $1,860,312 in fiscal 1998. There were no comparable transactions in 199 9 or in 2000.

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

 In the fourth quarter of fiscal 2000, the Company concluded that the carrying values of three of its mineral properties were not recoverable and, accordingly, recorded a loss on impairment of $251,947. There were no other large losses in fiscal 2000 associated with investment or mineral properties.

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



ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Financial Statements begin in following page.

Independent  Auditor's Report  .    .    .    .    .    .    .    .    F-1
Balance Sheets  .    .    .    .    .    .    .    .    .    .    .    F-2
Statements of Operations  .    .    .    .    .    .    .    .    .    F-3
Statements of Stockholders' Equity  .    .    .    .    .    .    .    F-4
Statements of Cash Flows  .    .    .    .    .    .    .    .    .    F-10
Notes to the Financial Statements   .    .    .    .    .    .    .    F-12

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Walla Walla, Washington


                    INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Royal Silver Mines, Inc. (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and from inception on February 17, 1994 through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Silver Mines, Inc. as of September 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended and from inception on February 17, 1994 through September 30, 2000 in conformity with generally accepted accounting principles.

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



/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 8, 2001

                      ROYAL SILVER MINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET

                                            September 30,
                                         2000           1999
ASSETS
 CURRENT ASSETS
  Cash                                   $     15,915   $     28,147
Notes receivable                               14,628             -
Deposit                                           150             -
                                         ------------   ------------
TOTAL CURRENT ASSETS                           30,693         28,147
                                         ------------   ------------
MINERAL PROPERTIES                            698,847        950,794
                                         ------------   ------------
PROPERTY AND EQUIPMENT
 Mining equipment                               8,343        196,389
 Furniture and equipment                        1,440         12,761
 Less accumulated depreciation                 (6,497)       (45,127)
                                         ------------   ------------
TOTAL PROPERTY AND EQUIPMENT                    3,286        164,023
                                         ------------   ------------
OTHER ASSETS
 Investments                                  236,428        153,162
                                         ------------   ------------
TOTAL ASSETS                             $    969,254   $  1,296,126
                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                        $    109,115   $     77,603
 Advances from related parties                     -          44,000
                                         ------------   ------------
TOTAL CURRENT LIABILITIES                     109,115        121,603
                                         ------------   ------------
LONG TERM DEBT                                     -              -
                                         ------------   ------------
COMMITMENTS AND CONTINGENCIES                      -              -
                                         ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value;
  40,000,000 shares authorized,
  23,992,065 and 20,299,565 shares
  issued and outstanding, respectively        239,920        202,995
 Additional paid-in capital                11,540,074     11,428,674
 Deficit accumulated during
  development stage                       (10,885,466)   (10,457,146)
 Accumulated other comprehensive income       (34,389)            -
                                         ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                    860,139      1,174,523
                                         ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $    969,254   $  1,296,126
                                         ============   ============



   The accompanying notes are an integral part of these financial statements.
                                  F-2

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS

                                                                  Period From
                                                                  02/17/94
                                                                  (Inception)
                           Year Ended September 30,               Through
                     2000           1999           1998           09/30/00

REVENUES             $       -      $         -    $         -    $         -
                     ----------     ------------   ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES
 Mineral property
  expense                10,182            3,736        276,476        569,624
 Depreciation and
  amortization            8,440           30,493         52,987        234,614
 Officers' and directors'
  compensation           22,000           41,500        117,652      1,416,760
 General and
  administrative        112,361          279,529        616,600      3,789,655
                     ----------     ------------   ------------   ------------
Total expenses          152,983          355,258      1,063,715      6,010,653
                     ----------     ------------   ------------   ------------
OPERATING LOSS         (152,983)        (355,258)    (1,063,715)    (6,010,653)
                     ----------     ------------   ------------   ------------
OTHER INCOME (EXPENSES)
 Interest income            324               24         27,582         58,955
 Interest expense            -                -              -         (74,348)
 Gain on property
  interest sold              -                -       1,875,281      1,875,281
 Loss on disposition
  and impairment of
  assets               (275,661)      (2,635,816)    (3,476,716)    (6,734,701)
                     ----------     ------------   ------------   ------------
Total other income
 (expense)             (275,337)      (2,635,792)    (1,573,853)    (4,874,813)
                     ----------     ------------   ------------   ------------
LOSS BEFORE TAXES      (428,320)      (2,991,050)    (2,637,568)   (10,885,466)

INCOME TAXES                 -                -              -              -
                     ----------     ------------   ------------   ------------
NET LOSS               (428,320)      (2,991,050)    (2,637,568)   (10,885,466)

OTHER COMPREHENSIVE
INCOME (LOSS)
 Unrealized gain (loss)
  on market value of
  investments           (34,389)              -              -         (34,389)
                     ----------     ------------   ------------   ------------

COMPREHENSIVE LOSS   $ (462,709)    $ (2,991,050)  $ (2,637,568)  $(10,919,855)
                     ==========     ============   ============   ============
NET LOSS PER COMMON
 SHARE BASIC AND
 DILUTED             $    (0.02)    $      (0.15)  $      (0.16)  $      (0.82)
                     ==========     ============   ============   ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING, BASIC
 AND DILUTED         21,211,151       19,615,730     16,348,120     13,394,948
                     ==========     ============   ============   ============




The accompanying notes are an integral part of these financial statements.

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                       Common Stock      Additional                 Total
                     Number              Paid-in        Accumulated Stockholders
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

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                     Common Stock       Additional                 Total
                   Number               Paid-in       Accumulated  Stockholders'
                   of Shares  Amount    Capital       Deficit      Equity

Balance forward    6,578,313  $ 65,784  $ 1,015,601   $ (211,796)  $  869,589

Issuance of shares to
 directors and employees
 for services at prices
 ranging from $2.00 to
 $2.50 per share      12,750       127       29,43            -        29,600

Issuance of shares in
 exchange for mineral
 properties at prices
 ranging from $3.13 to
 $3.25 per share     800,000     8,000   2,530,126            -     2,538,126

Issuance of shares for
 cash at prices ranging
 from $1.50 to $2.00
 per share           166,000     1,660     247,340            -       249,000

Issuance of shares in
 exchange for debt at
 $1.50 per share     200,000     2,000     298,000            -       300,000

Net loss for the ten
 months ended
 September 30, 1995       -         -           -       (750,939)    (750,939)
                   ---------  --------  ----------    ----------  -----------
Balance
 Sept. 30, 1995    7,757,063    77,571   4,120,540      (962,735)   3,235,376

Issuance of shares
 for cash at $1.50
 per share         1,176,832    11,769   1,754,010            -     1,765,779

Issuance of shares
 to directors and
 employees for
 services at $1.50
 per share           222,700     2,227     331,823            -       334,050

Issuance of shares
 in exchange for debt
 at $1.50 per share  406,050     4,060     605,015            -       609,075

Issuance of shares
 for cash at $2.20
 per share           150,000     1,500     328,500            -       330,000

Issuance of warrants
 for cash at $.05
 per warrant              -         -       41,068            -        41,068
                   ---------  -------- -----------    ----------  -----------
Balance forward    9,712,645  $ 97,127 $ 7,180,956    $ (962,735) $ 6,315,348
                   ---------  -------- -----------    ----------  -----------







The accompanying notes are an integral part of these financial statements.

ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                     Common Stock        Additional                Total
                   Number                Paid-in      Accumulated  Stockholders'
                   of Shares  Amount     Capital      Deficit      Equity

Balance forward    9,712,645  $  97,127  $ 7,180,956  $  (962,735) $ 6,315,348

Issuance of shares
 for cash at $1.62
 per share            65,000        650      104,650           -       105,300

Issuance of shares for
 cash to directors and
 employees at prices
 ranging from $1.62 to
 $2.08 per share     107,500      1,075      181,175           -       182,250

Issuance of shares
 for cash at $0.75
 per share           200,000      2,000      147,985           -       149,985

Issuance of shares
 for cash at $1.70
 per share           250,000      2,500      422,500           -       425,000

Cancellation of 35,000
 shares received in
 exchange for return of
 mining property     (35,000)      (350)    (109,025)          -      (109,375)

Payment to Centurion
 Mines for option to
 repurchase stock          -         -            -       (50,000)     (50,000)

Issuance of shares
 for joint venture in
 mining property at
 $1.50 per share      100,000     1,000      149,000           -       150,000

Repurchase of 25,000
 shares issued for
 joint venture at
 $1.40 per share      (25,000)     (250)     (34,750)          -       (35,000)

Issuance of shares
 for mining property
 at $1.50 per
 share                 20,000       200       29,800           -        30,000

Issuance of shares
 to noteholders for
 extension of notes at
 at $1.50 per
 share                 39,375       394       58,669           -        59,063

Issuance of shares
 for services at
 $1.50 per share      215,334     2,153      320,848          -        323,001
                   ---------- ---------  ----------- -----------   -----------
Balance forward    10,649,854 $ 106,499  $ 8,451,808 $ (1,012,735) $ 7,545,572
                   ---------- ---------  ----------- ------------  -----------





The accompanying notes are an integral part of these financial statements.

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                   Common Stock        Additional                   Total
                Number                 Paid-in       Accumulated    Stockholders
                of Shares   Amount     Capital       Deficit        Equity

Balance forward  10,649,854  $ 106,499  $  8,451,808  $ (1,012,735)  $7,545,572

Stock issuance costs     -          -        (15,000)           -       (15,000)

Net loss for the
 year ended September
 30, 1996                -          -             -     (2,045,082)  (2,045,082)
                 ----------  ---------  ------------  ------------  -----------
Balance September
 30, 1996        10,649,854    106,499     8,436,808    (3,057,817)   5,485,490

Issuance of shares
 for cash at $0.75
 per share        2,491,000     24,910     1,843,340            -     1,868,250

Stock issuance costs     -          -        (30,000)           -       (30,000)

Issuance of shares
 to directors and
 employees for
 services at:
 $1.00 per share    110,500      1,105       109,395            -       110,500
 $0.75 per share     25,000        250        18,500            -        18,750

Issuance of shares
 for services at
 $1.25 per share     98,250        982       121,829            -       122,811

Issuance of shares
 for mining property
 at $1.00 per
 share               60,000        600        59,400            -        60,000

Cancellation of 25,000
 shares received in
 exchange for return of
 mining property    (25,000)      (250)      (81,000)           -       (81,250)

Issuance of shares
 for services at:
 $1.00 per share     25,500        255        25,245            -        25,500
 $0.75 per share     47,128        471        34,875            -        35,346

Payment for extension
 of warrants for
 one year                -          -          5,500            -         5,500

Net loss for the
 year ended September
 30, 1997                -          -             -     (1,770,711)  (1,770,711)
                 ----------  ---------  ------------  ------------  -----------
Balance September
 30, 1997        13,482,232  $ 134,822  $ 10,543,892  $ (4,828,528) $ 5,850,186
                 ----------  ---------  ------------  ------------  -----------






The accompanying notes are an integral part of these financial statements.

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                                   Common Stock         Additional
                               Number                   Paid-in
                               of Shares      Amount    Capital

Balance forward                13,482,232     $ 134,822 $ 10,543,892

Issuance of shares for
 cash at $0.75 per share           10,000           100        7,400

Issuance of shares to
 directors, consultants
 and employees for services
 at prices varying from $0.34
 per share to $0.91 per share     398,000         3,980      202,680

Issuance of shares for mining
 property at $0.75 per share      200,000         2,000      148,000

Issuance of shares for cash
 at $0.15 per share             1,913,333        19,133      267,866

Issuance of shares in exchange
 for  cash and note at $0.25
 per share                      3,000,000        30,000      720,000

Net loss for year ended
 September 30, 1998                    -             -            -
                               ----------     --------- ------------
Balance
 September 30, 1998            19,003,565       190,035   11,889,838

Issuance of shares to
 officers, directors and
 consultants for services
 at prices varying from
 $0.04 per share to $0.06
 per share                      1,876,000        18,760       89,469

Issuance of shares for cash,
 investment and receivable      1,070,000        10,700       66,500

Shares returned to treasury for
 cancellation of receivable    (2,000,000)      (20,000)    (680,000)

Stock issuance costs                   -             -          (133)

Issuance of shares for cash
 at prices varying from $0.04
 per share to $0.07 per share   1,800,000        18,000       63,000

Payment of stock subscription          -             -            -
                               ----------     --------- ------------
Balance forward                21,749,565     $ 217,495 $ 11,428,674
                               ----------     --------- ------------

The accompanying notes are an integral part of these financial statements.
                                  F-8a

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                             Total
                               Subscription   Accumulated    Stockholders'
                               Receivable     Deficit        Equity

Balance forward                $       -      $ (4,828,528)  $ 5,850,186

Issuance of shares for
 cash at $0.75 per share               -                -          7,500

Issuance of shares to directors,
 consultants and employees
 for services at prices varying
 from $0.34 per share to $0.91
 per share                             -                -        206,660

Issuance of shares for mining
 property  at $0.75 per share          -                -        150,000

Issuance of shares for cash
 at $0.15 per share                    -                -        286,999

Issuance of shares in exchange
 for  cash and note at $0.25
 per share                       (700,000)              -         50,000

Net loss for year ended
 September 30, 1998                    -        (2,637,568)   (2,637,568)
                               ----------     ------------   -----------
Balance
 September 30, 1998              (700,000)      (7,466,096)    3,913,777

Issuance of shares to officers,
 directors and consultants for
 services at prices varying from
 $0.04 per share to $0.06 per
 share                                 -                -        108,229

Issuance of shares for cash,
 investment and receivable        (50,000)              -         27,200

Shares returned to treasury
 for cancellation of
 receivable                       700,000               -             -

Stock issuance costs                   -                -           (133)

Issuance of shares for cash
 at prices varying from $0.04
 per share to $0.07 per share          -                -         81,000

Payment of stock subscription      50,000               -         50,000
                               ----------     ------------   -----------

Balance forward                $       -      $ (7,466,096)  $ 4,180,073
                               ----------     ------------   -----------
The accompanying notes are an integral part of these financial statements.
                                  F-8b
       40                ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                         Common Stock         Additional
                     Number                   Paid-in        Subscription
                     of Shares      Amount    Capital        Receivable

Balance forward      21,749,565     $ 217,495 $ 11,428,674   $ -

Shares returned to
 treasury for cancellation
 of receivable and exchange
 of investments      (1,450,000)      (14,500)          -      -

Net loss for year ended
 September 30, 1999          -             -            -      -
                     ----------     --------- ------------   ----
Balance,
 September 30, 1999  20,299,565       202,995   11,428,674     -

Shares issued to consultants
 for services at $0.05 per
 share                   62,500           625        2,500     -

Shares issued to officers
 for  debt at $0.04 per
 share                2,200,000        22,000       66,000     -

Shares issued to officers
 for  investment at $0.04
 per share            1,430,000        14,300       42,900     -

Net loss for the year
 ended September 30,
 2000                        -             -            -      -
                     ----------     --------- ------------   ----
Balance,
 September 30, 2000  23,992,065     $ 239,920 $ 11,540,074   $ -
                     ==========     ========= ============   ====


















The accompanying notes are an integral part of these financial statements.

                                  F-9a

                         ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' EQUITY

                                         Accumulated
                                         Other          Total
                          Accumulated    Comprehensive  Stockholders'
                          Deficit        Income         Equity

Balance forward           $ (7,466,096)  $     -        $  4,180,073

Shares returned to treasury
 for cancellation of receivable
 and exchange of investments        -          -             (14,500)

Net loss for year ended
 September 30, 1999         (2,991,050)        -          (2,991,050)
                          ------------   --------       ------------
Balance,
 September 30, 1999        (10,457,146)        -           1,174,523

Shares issued to consultants
 for services at $0.05
 per share                          -          -               3,125

Shares issued to officers for
 debt at $0.04 per share            -          -              88,000

Shares issued to officers for
 investment at $0.04 per share      -          -              57,200

Net loss for the year ended
 September 30, 2000           (428,320)   (34,389)          (462,709)
                          ------------   --------       ------------
Balance,
 September 30, 2000       $(10,885,466)  $(34,389)      $    860,139
                          ============   ========       ============




















The accompanying notes are an integral part of these financial statements.

                                  F-9b

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS

                                                                  From 02/17/94
                            For the Years Ended                   (Inception)
                                                                  Through
                     2000           1999           1998           09/30/00

Cash flows from operating
activities:
Net loss             $ (428,320)    $ (2,991,050)  $ (2,637,568)  $ (10,885,466)
Adjustments to reconcile
 net loss to net cash
 used by operating
 activities:
 Investment given
  for officers'
  compensation            5,000               -              -            5,000
 Loss on sale of
  equipment              86,284               -          12,585          98,869
 Equipment traded
  for services            4,137               -              -            4,137
 Depreciation and
  amortization            8,440           30,493         45,649         229,823
 Issuance of common
  stock for services      3,125          108,229        206,658       1,380,071
 Write-off of option
  costs                      -                -         517,871         517,871
 Write off of joint
  venture costs              -                -          10,000         160,000
 Write-off of mineral
  properties            251,947        1,323,617      1,097,737       2,673,301
 Loss on devaluation
  of investments             -         1,123,247      1,997,813       3,121,060
Changes in assets and
liabilities:
 Note receivable        (14,628)         350,000       (250,000)        (14,628)
 Deposit                   (150)              -              -             (150)
 Interest receivable         -            17,106         (9,523)             -
 Prepaid expenses            -             2,162          5,831         (28,438)
 Other assets                -                -              -           (9,801)
 Mineral properties          -                -          (4,674)         (4,674)
 Accounts payable        31,512           11,788         45,460         109,115
 Accrued expenses            -            41,000        (18,798)         43,188
 Payable to related
  parties                44,000               -              -          344,000
                     ----------     ------------   ------------   -------------
Net cash provided
 (used) by operating
 activities              (8,653)          16,592      1,019,041      (2,256,722)
                     ----------     ------------   ------------   -------------
Cash flows from investing
activities:
Purchase of
 investments           (152,752)        (119,088)    (2,934,062)     (3,275,902)
Purchase and development
 of mineral properties       -           (45,000)      (185,690)     (1,986,690)
Purchase of fixed assets     -          (112,500)        (4,154)       (325,687)
Sale of mineral properties   -                -       1,093,750       1,093,750
Sale of investments     149,173          141,429         70,000         360,602
Sale of fixed assets         -                -           5,185           5,685
                     ----------     ------------   ------------   -------------
Net cash used in
investing activities     (3,579)        (135,159)    (1,954,971)     (4,128,242)
                     ----------     ------------   ------------   -------------




 The accompany notes are an integral part of these financial statements.

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                                                                From 02/17/94
                            For the Years Ended                 (Inception)
                                                                Through
                    2000          1999           1998           09/30/00
Net cash used in
investing activities
(balance forward)      (3,579)        (135,159)    (1,954,971)     (4,128,242)
                   ----------     ------------   ------------   -------------
Cash flows from
financing activities:
Stock issuance and
 offering costs            -           (14,633)            -         (189,468)
Proceeds received on
 long-term debt            -                -              -          675,000
Payments made on notes
 payable                   -                -              -         (174,206)
Issuance of common
 stock for cash            -           158,200        344,500       6,030,764
Issuance of common stock
 for accrued interest      -                -              -           38,158
Issuance of common stock
 for extension of notes
 payable maturation        -                -              -           59,063
Payment for return of
 stock issued for mining
 property interest         -                -              -          (35,000)
Payment of joint
 venture costs             -                -              -          (50,000)
Issuance of warrants
 or warrants
 extensions for cash       -                -              -           46,568
                   ----------     ------------   ------------   -------------
Net cash provided by
 financing activities      -           143,567        344,500       6,400,879
                   ----------     ------------   ------------   -------------
Net increase (decrease)
 in cash           $  (12,232)    $     25,000   $   (591,430)  $      15,915
Cash,
 beginning of period   28,147            3,147        594,577              -
                   ----------     ------------   ------------   -------------
Cash,
 end of period     $   15,915     $     28,147   $      3,147   $      15,915
                   ==========     ============   ============   =============
Supplemental cash flow
disclosure:
 Income taxes      $       -      $         -    $         -    $         350
 Interest          $       -      $         -    $      2,257   $      25,655
Non-cash investing and
financing activities:
Common stock issued for
 services rendered $       -      $    108,229   $    206,658   $   1,376,947
Common stock issued for
 mineral properties$       -      $         -    $    150,000   $   3,190,626
Common stock issued for
 exchange for debt $       -      $         -    $         -    $     922,950
Common stock issued in
 acquisition of Consolidated
 Royal Mines, Inc. $       -      $         -    $         -    $     360,096
Option rights acquired
 in exchange for
 a payable         $       -      $         -    $         -    $      79,000
Common stock issued for
 assignment of mining
 property options  $       -      $         -    $         -    $       4,000
Common stock issued
 in exchange for
 investments       $       -      $      7,200   $         -    $       7,200
Common stock issued for
 payment to related
 party             $   88,000     $         -    $         -    $      88,000
Investment given
 for officers'
 compensation      $    5,000     $         -    $         -    $       5,000

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

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

The $698,847 cost of mineral properties included in the accompanying balance sheet as of September 30, 2000 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000


NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding warrants were not included in the computation of diluted loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidilutive.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

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

Provision For Taxes
At September 30, 2000, the Company had net operating loss carryforwards of approximately $5,760,000 that may be offset against future taxable operating income through 2015. Additionally, the Company has capital loss carryovers of approximately $4,577,000. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating and capital loss carryforwards will expire unused. Accordingly, the potential tax benefits of these loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998, fiscal 1999, and fiscal 2000 the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 2000. See Note 3.

Financial Accounting Standards
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

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

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments
Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Fair Value of Financial Instruments
The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

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

                        ROYAL SILVER MINES, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 3 - MINERAL PROPERTIES (Continued)

Utah Mining Property Joint Venture (Continued)
Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through September 30, 1998, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property.

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

In the fourth quarter of the year ended September 30, 2000, the Company elected to write off all of its interests in three mineral properties, which were known as Western Continental, Brush Prairie and Bismark.
The net effect of this write down was to record a loss on asset impairment of $251,947.

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

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the years ended September 30, 2000, 1999 and 1998 was $8,400, $30,493 and $52,987, respectively.

NOTE 5 - INVESTMENTS

During the year ended September 30, 2000, the Company's securities investments are classified as available for sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

During 1999, certain investments were written down to their estimated realizable value. The amount of the loss, $281,498, was charged to operations in 1999.

At September 30, 2000 and 1999, the market values of investments were as follows:
                                    September 30,  September 30,
                                    2000           1999
Elite Logistics, Inc.                    $ 150,588      $ 101,127
Envirogold LLC                               8,000             -
Rigid Airship USA, Inc.                      3,100         31,002
Ashington Mining Company                     7,200          7,200
Tintic Coalition Mines                          -           5,000
American Health Providers Corp.                 -           6,795
Metalline Mining Company                    37,288             -
Minimally Invasive Surgery                      -           2,038
Advanced Process Technologies, Inc.          4,301             -
Sterling Mining Co.                          5,951             -
Silver Belle Mining Co.                     20,000             -
                                         ---------      ---------
                                         $ 236,428      $ 153,162
                                         =========      =========

Other information regarding the Company's investments follows:

Grand Central Silver Mines, Inc.
During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 5   INVESTMENTS (CONTINUED)

Grand Central Silver Mines, Inc. (Continued) from Grand Central which is uncollateralized, bears interest at 8%, and matured in 1999. A total gain of $1,454,062 was realized on this transaction. The promissory note was satisfied in February 1999 through a settlement agreement with Grand Central (See Note 12).

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

Under terms of the aforementioned agreement, the Company will assign to the LLC its license agreement and will also supply concentrates needed for bulk tests required to acquire the exclusive rights. Nuvotec will pay for the costs of the tests and provide technical and management expertise to oversee the project. Upon successful completion of the tests, each party will be responsible for one-half of all future costs. See Note 13.

Metalline Mining
During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which was then trading at $4.12 per share. As of September 30, 2000, the Company's investment in Metalline Mining Company stock had a market value of $37,288.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

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

During the year ended September 30, 2000, the Company issued 62,500 shares of common stock for services, 2,200,000 shares of common stock for payment of related party payables and 1,430,000 shares of common stock for investments. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.05.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of June 30, 2000, 12,750 shares of common stock have been awarded under the Plan.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

Celebration, prior to the exchange agreement with Royal, had granted securities to certain shareholders, which represented rights to purchase or receive shares of Celebration's common stock. These options were assumed by the Company after the merger at a rate of 1.5 shares for each option still outstanding. Thus, the Company has granted options, with varying conditions and requirements, to purchase a total of 1,455,000 shares of its common stock. Of these stock options, 255,000 exercisable at $1.50 per share expired March 21, 2000. The remaining 1,200,000 stock options are exercisable at $0.93 per share and expire on August 31, 2001. As of September 30, 2000, none of these options have been exercised.

On January 9, 1996, the board of directors approved the issuance of warrants to two of its officers to purchase a total of 300,000 shares for a purchase price of $2.50 per share, exercisable from the date of issuance until January 9, 1999. None of these warrants were exercised before they expired.

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

In the quarter ending March 31, 1997, the Company sold 2,491,000 "units" to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company's common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $1.25 per share during the next two years. None of the warrants were exercised before they expired.

NOTE 8   COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 2000, 1,455,000 options have been granted under the plan although none have been exercised in the period ending September 30, 2000. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 8   COMPANY STOCK OPTION AND AWARD PLAN (Continued)

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the year ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the year ended September 30, 1999.

Following is a summary of the stock options during the years ended September 30, 1999 and 2000.
                                                        Weighted
                                         Number         Average
                                         of             Exercise
                                         Shares         Price

Outstanding at 10/1/1998                 1,455,000      $ 1.03
Granted
Exercised                                       -          -
Forfeited                                       -          -
                                         ---------      ------
Outstanding at 9/30/1999                 1,455,000      $ 1.03
                                         =========      ======

Options exercisable at 9/30/1999         1,455,000      $ 1.03
                                         =========      ======
Weighted average fair value of options
 granted during the year ended 9/30/1999 $      -
                                         =========
Outstanding at 10/1/1999                 1,455,000      $ 1.03
Granted
Exercised                                       -          -
Forfeited                                 (255,000)       1.50
                                         ---------      ------
Outstanding at 9/30/2000                 1,200,000      $ 0.93
                                         =========      ======
Options exercisable at 9/30/2000         1,200,000      $ 0.93
                                         =========      ======
Weighted average fair value of
 options granted during the
 period ended 9/30/2000                  $      -
                                         =========
NOTE 9 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at September 30, 2000, and 1999:

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 9 - ADDITIONAL PAID-IN CAPITAL (Continued)

                          September 30, 2000  September 30, 1999
Applicable to:

 Common Stock                  $ 11,493,506        $ 11,382,106
 Stock Warrants                      46,568              46,568
                               ------------        ------------
                               $ 11,540,074        $ 11,428,674
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

At September 30, 2000, no shares were acquired from Centurion under this option agreement which lapsed.


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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In July 1998, the Company filed an action in Federal Court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S. Environmental Protection Agency, Shoshone County, and Fawcett International. In 1999, the Company elected to write off its interest in the Crescent Mine mineral lease. Subsequent to September 30, 2000, the Company withdrew from the lawsuit and is no longer a party to the action.

The Company sublets office space on a month to month basis from one of its officers in Walla Walla, Washington for $300 per month. Total rent paid for this office space during the year ended September 30, 2000 was $1,200.

For commitments and contingencies regarding the Company's investment in Envirogold LLC, see Note 5.

NOTE 12   SETTLEMENT AGREEMENTS

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

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 13   LICENSING AGREEMENT

In January 1999, the Company entered into a technology licensing agreement with Integrated Environmental Technologies, LLC (IET), a New York limited liability company, to acquire, develop and exploit mineral deposits using IET technology. IET technology involves high temperature systems that utilize plasma technology for processing materials and includes trade secrets, inventions, (whether patented or unpatented), information, data and experience. Upon completion of agreed upon conditions, the Company will be granted a worldwide exclusive license to practice IET technologies necessary for the extraction and recovery of copper from enargite ores and gold and silver from arsenic rich ores or residual process streams from milling and smelting operations not to include certain properties in and around the Yuma, Arizona region. During the year ended September 30, 2000, the Company renegotiated certain terms and conditions of the licensing agreement and assigned its interest in the license agreement to Envirogold, LLC. See Note 5.


NOTE 14 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $423,320 for the year ended September 30, 2000 and has an accumulated deficit of $10,880,466 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.


NOTE 15   RELATED PARTIES

Related party transactions are disclosed in Notes 5 and 13.

                      ROYAL SILVER MINES, INC.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 16   YEAR 2000 ISSUES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

                                PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the name, age and position of each Officer and Director of the Company:

Name              Age       Position

Howard M. Crosby  48        President, Treasurer and a member of the
                            Board of Directors

John Ryan         37        Vice President, Secretary and a member of
                            the Board of Directors

Ronald Kitching   68        Member of the Board of Directors

Kevin Stulp       43        Member of the Board of Directors

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

   Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 1999 and September 30, 2000, or with respect to transactions which occurred between October 1, 1999 and September 30, 2000, all reports which were required to be filed under Section 16(a) of the Exchange Act were in fact so filed.


     ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation.

   The following table sets forth the compensation paid by the Company during each of the last three fiscal years to its Chief Executive Officer, and to the other four most highly compensated officers and executive officers, but only if the total annual salary and bonus of any such executive officer exceeded $100,000 for Fiscal 2000 (the "Named Executive Officers"). This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table.

                           Annual Compensation
                           -------------------
                            Principal
Name                        Position       Year      Salary ($)
--------------              ---------      ----      ----------
Howard Crosby               President      2000      $ 25,000
                                           1999      $ 45,000 [2]
                                           1998      $ 78,000 [1]
                                           1997      $ 78,000
                                           1996      $ 78,000
                                           1995      $ 48,000
John Ryan                   Vice President 2000      $ 25,000
                                           1999      $ 42,000 [2][3]

Named Executive Officers    None           n/a       n/a

[1]     Crosby received four months salary in cash, $19,500, and the balance in Common Stock.

[2]     All compensation paid during 2000 was taken in shares of the
Company, or shares in two dormant subsidiary corporations, Summit
Silver and Tintic Corporation, or equipment.

[3]     Prior to 1999, Mr. Ryan did not receive compensation as an officer.

Other than the Company's Stock Option and Award Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

   No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs were made during Fiscal 2000 to the CEO or any Executive Officer.

   No stock options were exercised by the CEO or any executive officers in Fiscal 2000.

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

Compensation of Directors.

   Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 2,500 shares per quarter of completed service. During Fiscal 2000, no shares were awarded to directors as compensation. The Board has not implemented a plan to award options, authorized under the Company's Stock Option and Award Plan and none have been granted. There are no contractual arrangements with any member of the Board of Directors.

Compensation Committee Interlocks and Insider Participation.

   There are no compensation committee interlocks.   With respect to
insider participation, Howard Crosby, Kevin Stulp, and John Ryan, participated in deliberations of the Company's Board of Directors during Fiscal 2000, concerning executive officer compensation.

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

   For Fiscal 2000, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

   The Company paid salaries to its officers for the fiscal year- ended September 30, 2000, as follows:

     Name of Officer      Position                    Salary
     Howard Crosby        President                   $ 25,000 yearly
     John Ryan            Vice President of           $ 25,000 yearly
                          Corporate Development

   These amounts were approved by the Board in recognition of the work and efforts prior to the end of fiscal 2000.

   With respect to stock awards during fiscal 2000, the Board of Directors did not change the amount of shares, 2,500 per quarter, which each directors is entitled to receive as partial compensation for service to the Company.

   The Board believes that executive compensation during fiscal 2000 substantially reflects the Company's compensation policy and the Board anticipates paying a like sum during the fiscal year ending September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth, as of December 15, 2000, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. At December 15, 2000, the number of shares of common stock of the Company issued and outstanding was 23,992,065.

                                                    Percentage
                                      Shares        of Common
Name                                  Owned         Stock Owned

Howard Crosby [1]                     3,070,215        12.80%
105 North First
Suite 232
Sandpoint, ID 83864

John Ryan [2]                         3,258,805        13.58%
200 Riverwood Court
Post Falls, ID 83854

Ronald Kitching                         157,500         0.66%
P. O. Box 9809
Frenchville, QD 4701
Australia

Kevin Stulp                             494,000         2.06%
5639 Doliver
Houston, TX 77056

ALL OFFICERS AND
DIRECTORS AS A GROUP                  6,980,520        29.10%
(Four Individuals)

Britannia Holdings
  Ltd. [3]                            3,485,000        14.53%
Kings House, The Grange
St. Peter Port
Guernsey, GY1 2QJ
Channel Island

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


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

    The Company has not filed any reports on Form during the annual period ended September 30, 2000.

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

   The following documents are incorporated herein by reference from the Registrant's Current Report on Form 10-K, dated December 30, 1999, as filed with the Securities and Exchange Commission:

99.1    Settlement Agreement with Rounds et al.
99.2    Order dismissing Rounds litigation.

             The following are filed herewith:

27      Financial Data Schedule

    All other schedules and exhibits are omitted, as the required information is not applicable or is not present in amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                             SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in Spokane, Washington, on this 15th day of January, 2000.

                                ROYAL SILVER MINES, INC.


                                BY: /s/ Howard M. Crosby
                                    Howard M. Crosby, President