Form 10QSB
period 2000-12-31
ROYAL SILVER MINES INC
filed 2001-02-20
CIK 933157

=====================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  December 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:
                 __________________________________

                 Commission File Number:    0-25170
                 __________________________________

                      ROYAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                               87-0306609
(State or other jurisdiction of    (I.R.S. Employer
Incorporation or organization)     Identification Number)


                           P.O. Box 2056
                  Walla Walla, Washington   99362
(Address of Principal Executive Offices, including zip code)


                           (509) 526-3491
         Registrant's telephone number, including area code

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    [ x ]            No [    ]

The number of shares outstanding at December 31, 2000: 25,004,565 shares

====================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of December 31, 2000 and September 30, 2000, and the results of operations, stockholders' equity and cash flows for the three months ended December 31, 2000, 1999, 1998, and from inception on February 17, 1994 through December 31,2000, in conformance with generally accepted accounting principles.

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

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington


                       ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three months ended December 31, 2000, and for the period from February 17, 1994 (inception) through December 31, 2000. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

The financial statements for the year ended September 30, 2000 was audited by us and we expressed an unqualified opinion on it in our report dated January 8, 2001. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 8, 2001

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS

                                        December 31,
                                        2000           September 30,
                                        (Unaudited)    2000
ASSETS
CURRENT ASSETS
Cash                                    $   14,782     $   15,915
Notes receivable                            14,628         14,628
Deposit                                        150            150
                                        ----------     ----------
TOTAL CURRENT ASSETS                        29,560         30,693
                                        ----------     ----------
MINERAL PROPERTIES                         698,847        698,847
                                        ----------     ----------
PROPERTY AND EQUIPMENT
Mining equipment                                -           8,343
Furniture and equipment                      1,440          1,440
Less accumulated depreciation               (1,440)        (6,497)
                                        ----------     ----------
TOTAL PROPERTY AND EQUIPMENT                    -           3,286
                                        ----------     ----------
OTHER ASSETS
Investments                                165,394        236,428
                                        ----------     ----------
TOTAL ASSETS                            $  893,801     $  969,254
                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                        $  114,849     $  109,115
Payable to related party                     1,057             -
                                        ----------     ----------
TOTAL CURRENT LIABILITIES                  115,906        109,115
                                        ----------     ----------
LONG-TERM DEBT                                  -              -
                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES                   -              -
                                        ----------     ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000
 shares authorized, 25,004,565 and
 23,992,065 shares issued and outstanding,
 respectively                               250,045        239,920
Additional paid-in capital               11,582,849     11,540,074
Deficit accumulated during
 development stage                      (10,957,143)   (10,885,466)
Accumulated other comprehensive
 income (loss)                              (97,856)       (34,389)
                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                  777,895        860,139
                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $   893,801    $   969,254
                                        ===========    ===========
         See accountant's review report and accompanying notes.
                                   F-2

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                            Period From
                               Three Months Ended           February 17,
                                                            1994
                                  December 31,              (Inception) Through
                        2000        1999        1998        December 31, 2000
                        (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES                    $       -   $       -   $       -   $          -
                            ----------  ----------  ----------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES
 Mineral property expense          170          -           -         569,794
 Depreciation and amortization     402       3,163       4,847        235,016
 Officers' and directors'
  compensation                      -       15,000      57,540      1,416,760
 General and administrative     70,722      38,882      15,704      3,860,377
                            ----------  ----------  ----------  -------------
Total expenses                  71,294      57,045      78,091      6,081,947
                            ----------  ----------  ----------  -------------
OPERATING LOSS                 (71,294)    (57,045)    (78,091)    (6,081,947)
                            ----------  ----------  ----------  -------------
OTHER INCOME (EXPENSES)
 Interest income                    29          83       7,058         58,984
 Interest expense               (2,824)         -           -         (77,172)
 Gain on property interest sold     -           -           -       1,875,281
 Gain (loss) on disposition
  and impairment of assets       2,412    (109,186)         -      (6,732,289)
                            ----------  ----------  ----------  -------------
Total other income (expense)      (383)   (109,103)      7,058     (4,875,196)
                            ----------  ----------  ----------  -------------
LOSS BEFORE TAXES              (71,677)   (166,148)    (71,033)   (10,957,143)

INCOME TAXES                        -           -           -              -
                            ---------   ----------  ----------  -------------
NET LOSS                      (71,677)    (166,148)    (71,033)   (10,957,143)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on market
 value of investments         (63,467)     (33,143)         -         (97,856)
                           ----------   ----------  ----------  -------------

COMPREHENSIVE LOSS         $ (135,144)  $ (199,291) $  (71,033) $ (11,054,999)
                           ==========   ==========  ==========  =============

NET LOSS PER COMMON SHARE
 BASIC AND DILUTED         $    (0.01)  $    (0.01) $      Nil  $       (0.80)
                           ==========   ==========  ==========  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED         24,344,239   20,350,581  18,708,228     13,802,374
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

Issuance of shares
 to directors and
 employees for
 services at:
 $1.00 per share    110,500      1,105       109,395            -      110,500
 $0.75 per share     25,000        250        18,500            -       18,750

Issuance of shares
 for services at
 $1.25 per share     98,250        982       121,829            -      122,811

Issuance of shares
 for mining property
 at $1.00 per
 share               60,000        600        59,400            -       60,000

Cancellation of 25,000
 shares received in
 exchange for return of
 mining property    (25,000)      (250)      (81,000)           -      (81,250)

Issuance of shares
 for services at:
 $1.00 per share     25,500        255        25,245            -       25,500
 $0.75 per share     47,128        471        34,875            -       35,346

Payment for extension
 of warrants for
 one year                -          -          5,500            -        5,500

Net loss for the
 year ended September
 30, 1997                -          -             -     (1,770,711) (1,770,711)
                 ----------  ---------  ------------  ------------ -----------
Balance September
 30, 1997        13,482,232  $ 134,822  $ 10,543,892  $ (4,828,528) $5,850,186
                 ----------  ---------  ------------  ------------ -----------


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

                                  F-8b
       12                ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY

                         Common Stock         Additional
                     Number                   Paid-in        Subscription
                     of Shares      Amount    Capital        Receivable


Balance forward      21,749,565     $ 217,495 $ 11,428,674   $ -

Shares returned to
 treasury for cancellation
 of receivable and exchange
 of investments      (1,450,000)      (14,500)          -      -

Net loss for year ended
 September 30, 1999          -             -            -      -
                     ----------     --------- ------------   ----
Balance,
 September 30, 1999  20,299,565       202,995   11,428,674     -

Shares issued to consultants
 for services at $0.05 per
 share                   62,500           625        2,500     -

Shares issued to officers
 for  debt at $0.04 per
 share                2,200,000        22,000       66,000     -

Shares issued to officers
 for  investment at $0.04
 per share            1,430,000        14,300       42,900     -

Net loss for the year
 ended September 30,
 2000                        -             -            -      -
                     ----------     --------- ------------   ----
Balance,
 September 30, 2000  23,992,065     $ 239,920 $ 11,540,074   $ -


Shares issued to
 consultants and
 others for services
 at prices varying
 from $0.03 to $0.07
 per share            1,012,500        10,125       42,775     -

Net loss for quarter
 ended December 31,
 2000                        -             -            -      -

Unrealized loss on
 market value of
 investments                 -             -            -      -
                     ----------     --------- ------------   ----
Balance,
 December 31, 2000
 (Unaudited)         25,004,565     $ 250,045 $ 11,582,849   $ -
                     ==========     ========= ============   ====







The accompanying notes are an integral part of these financial statements.

                                  F-9a

                         ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' EQUITY

                                         Accumulated
                                         Other          Total
                          Accumulated    Comprehensive  Stockholders'
                          Deficit        Income         Equity

Balance forward           $ (7,466,096)  $     -        $  4,180,073

Shares returned to treasury
 for cancellation of receivable
 and exchange of investments        -          -             (14,500)

Net loss for year ended
 September 30, 1999         (2,991,050)        -          (2,991,050)
                          ------------   --------       ------------
Balance,
 September 30, 1999        (10,457,146)        -           1,174,523

Shares issued to consultants
 for services at $0.05
 per share                          -          -               3,125

Shares issued to officers for
 debt at $0.04 per share            -          -              88,000

Shares issued to officers for
 investment at $0.04 per share      -          -              57,200

Net loss for the year ended
 September 30, 2000           (428,320)   (34,389)          (462,709)
                          ------------   --------       ------------
Balance,
 September 30, 2000        (10,885,466)   (34,389)           860,139

Shares issued to
 consultants and
 others for services
 at prices varying
 from $0.03 to $0.07
 per share                          -          -              52,900

Net loss for quarter
 ended December 31,
 2000                          (71,677)        -             (71,677)

Unrealized loss on
 market value of
 investments                        -     (63,467)           (63,467)
                          ------------  ---------       ------------
Balance,
 December 31, 2000
 (Unaudited)              $(10,957,143) $ (97,856)      $    777,895
                          ============  =========       ============









The accompanying notes are an integral part of these financial statements.

                                  F-9b

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CASH FLOWS

                                                                  Period From
                                                                  02/17/94
                                   Three Months Ended             (Inception)
                                      December 31,                Through
                              2000        1999        1998        12/31/00
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Cash flows from operating activities:
Net loss                      $ (71,677)  $ (166,148) $ (71,033)  $ (10,957,143)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
 Investment given for officers'
  compensation                       -            -          -            5,000
 Loss (gain) on sale of equipment  (115)     113,686         -           98,754
 Gain on sale of investments     (2,297)          -          -           (2,297)
 Equipment traded for services       -         4,137         -            4,137
 Depreciation and amortization      402        3,163      4,847         230,225
 Issuance of common stock for
  services                       52,900        3,125     57,540       1,432,971
 Write-off of option costs           -            -          -          517,871
 Write off of joint venture costs    -            -          -          160,000
 Write-off of mineral properties     -            -          -        2,673,301
 Loss on devaluation of investments  -            -          -        3,121,060
Changes in assets and liabilities:
 Note receivable                     -        (3,000)    (5,000)        (14,628)
 Deposit                             -          (150)        -             (150)
 Interest receivable                 -            -      (7,058)             -
 Prepaid expenses                    -            -          -          (28,438)
 Other assets                        -            -          -           (9,801)
 Mineral properties                  -            -          -           (4,674)
 Accounts payable                 5,734       15,913      1,300         114,849
 Accrued expenses                    -            -          -           43,188
 Payable to related parties       1,057       32,000         -          345,057
                              ---------   ----------  ---------   -------------
Net cash provided (used) by
 operating activities           (13,996)       2,726    (19,404)     (2,270,718)
                              ---------   ----------  ---------   -------------
Cash flows from investing activities:
 Purchase of investments             -       (14,400)        -       (3,275,902)
 Purchase and development of
  mineral properties                 -            -          -       (1,986,690)
 Purchase of fixed assets            -            -          -         (325,687)
 Sale of mineral properties          -            -          -        1,093,750
 Sale of investments              9,863        5,500         -          370,465
 Sale of fixed assets             3,000           -          -            8,685
                              ---------   ----------  ---------   -------------
Net cash provided (used) by
 investing activities            12,863       (8,900)        -       (4,115,379)
                              ---------   ----------  ---------   -------------
Cash flows from financing activities:
 Stock issuance and offering costs   -            -      19,868        (189,468)
 Proceeds received on long-term debt -            -          -          675,000
 Payments made on notes payable      -            -          -         (174,206)
 Issuance of common stock for cash   -            -          -        6,030,764
 Issuance of common stock for
  accrued interest                   -            -          -           38,158
 Issuance of common stock for
  extension of notes payable
  maturation                         -            -          -           59,063
 Payment for return of stock issued
  for mining property interest       -            -          -          (35,000)
 Payment of joint venture costs      -            -          -          (50,000)
 Issuance of warrants or warrants
  extensions for cash                -            -          -           46,568
                              ---------   ----------  ---------   -------------
Net cash provided by
 financing activities                -            -      19,868       6,400,879
                              ---------   ----------  ---------   -------------
Net increase (decrease)
 in cash                      $  (1,133)  $   (6,174) $     464   $      14,782
                              ---------    ---------- ---------   -------------

         See accountant's review report and accompanying notes.
                                  F-10

                        ROYAL SILVER MINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CASH FLOWS

                                                                  Period From
                                                                  02/17/94
                                   Three Months Ended             (Inception)
                                      December 31,                Through
                              2000        1999        1998        12/31/00
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Net increase (decrease) in cash
 (balance forward)            $ (1,133) $ (6,174) $    464  $    14,782

Cash, beginning of period       15,915    28,147     3,147           -
                              --------  --------  --------  -----------
Cash, end of period           $ 14,782  $ 21,973  $  3,611  $    14,782
                              ========  ========  ========  ===========
Supplemental cash flow disclosure:
 Income taxes paid            $     -   $     -   $     -   $       350
 Interest paid                $     -   $     -   $  2,257  $    25,655

Non-cash investing and
 financing activities:
 Common stock issued for
  services rendered           $ 52,900  $  3,125  $ 57,540  $ 1,432,971
 Common stock issued for
  mineral properties          $     -   $     -   $     -   $ 3,190,626
 Common stock issued for
  exchange for debt           $     -   $     -   $ 30,000  $   922,950
 Common stock issued in
  acquisition of Consolidated
  Royal Mines, Inc.           $     -   $     -   $         $   360,096
 Option rights acquired in
  exchange for a payable      $     -   $     -   $     -   $    79,000
 Common stock issued for
  assignment of mining
  property options            $     -   $     -   $     -   $     4,000
 Common stock issued in
  exchange for investments    $     -   $     -   $  7,200  $     7,200
 Common stock issued for
  payment to related party    $     -   $     -   $     -   $    88,000
 Investment given for officers'
  compensation                $     -   $     -   $     -   $     5,000

































         See accountant's review report and accompanying notes.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                            December 31, 2000

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

The $698,847 cost of mineral properties included in the accompanying balance sheet as of December 31, 2000 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royal Silver Mines, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Development Stage
The company is in the development stage and has not commenced the sale of any products.

Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

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

Provision For Taxes
At December 31, 2000, the Company had net operating loss carryforwards of approximately $6,380,000 that may be offset against future taxable operating income through 2015. Additionally, the Company has capital loss carryovers of approximately $4,577,000. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating and capital loss carryforwards will expire unused. Accordingly, the potential tax benefits of these loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998, fiscal 1999, and fiscal 2000, the Company does not believe any further adjustments are needed to the carrying value of its assets at December 31, 2000. See
Note 3.

Financial Accounting Standards
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000


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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments
Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Fair Value of Financial Instruments
The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

Interim Financial Statements
The interim financial statements as of and for the three months ended December 31, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000
NOTE 3 - MINERAL PROPERTIES

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


Other Domestic Properties
In February 1999, in connection with the settlement agreement with Grand Central (described in Note 12), the Company received a number of patented mining claims in Utah and a number of unpatented mining claims in Idaho. In aggregate, these mining claims were recorded at $45,000.

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

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000
NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the quarters ended December 2000, 1999 and 1998 was $402, $3,163 and $4,847, respectively.


NOTE 5 - INVESTMENTS

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

At December 31, 2000 and September 30, 2000, the market values of investments were as follows:

                                        December 31,   September 30,
                                        2000           2000

     Elite Logistics, Inc.              $  83,413      $ 150,588
     Envirogold LLC                         8,000          8,000
     Integrated Pharmaceuticals, Inc.       1,943             -
     Rigid Airship USA, Inc.                3,100          3,100
     Ashington Mining Company               7,200          7,200
     Metalline Mining Company              37,287         37,288
     Advanced Process Technologies, Inc.       -           4,301
     Sterling Mining Co.                    4,451          5,951
     Silver Belle Mining Co.               20,000         20,000
                                        ---------      ---------
                                        $ 165,394      $ 236,428
                                        =========      =========

Other information regarding the Company's investments follows:

Grand Central Silver Mines, Inc.
During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000
NOTE 5   INVESTMENTS (Continued)

Grand Central Silver Mines, Inc. (Continued)
from Grand Central.   The promissory note was satisfied in February 1999
through a settlement agreement with Grand Central.  (See Note 12.)

Rigid Airship USA, Inc.
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3.) SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of December 31, 2000, the stock had a market value of $3,100.

Envirogold, LLC
During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it has formed Envirogold LLC (Envirogold). Envirogold is 50% owned by each and has signed a revised technology licensing agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries. Exclusive rights to the technology is expected to be acquired over the next 36 months. Envirogold will operate as licensee of the technology and will be managed by two of the Company's directors and two Nuvotec directors. See Note 13.

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

Metalline Mining
During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which was then trading at $4.12 per share. As of December 31, 2000, the Company's investment in Metalline Mining Company stock had a market value of $37,287.


NOTE 6 - COMMON STOCK

During the year ended November 30, 1994, Celebration issued 1,500,000 shares of common stock to directors for services rendered, valued at $.002 to $.625 per share, which is the fair market value of the share on the date of issuance.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000
NOTE 6   COMMON STOCK (Continued)

During the year ended September 30, 1995, the Company issued 12,750 shares of common stock to directors and employees for services rendered, valued at prices ranging from $2.00 to $2.50 per share, which is the fair market value of the shares on the date of issuance.

During the year ended September 30, 1995, Celebration issued 975,000 shares of common stock in exchange for mineral properties and sold 176,000 shares of common stock for $264,000 cash.

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

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 6   COMMON STOCK (Continued)

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

In November 1998, the Company sold 220,000 shares of its common stock at $0.06 per share to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200. (See
Note 5.) An additional 1,500,000 shares of common stock were sold in January 1999 at $0.04 per share.

During the year ended September 30, 1999, the Company issued 1,876,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.07.

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, Royal received 1,450,000 shares of Royal Silver Mines, Inc. stock, which were returned to treasury and cancelled. See Note 12.

During the year ended September 30, 2000, the Company issued 62,500 shares of common stock for services, 2,200,000 shares of common stock for payment of related party payables and 1,430,000 shares of common stock for investments. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.05.

During the quarter ended December 31, 2000, the Company issued 1,012,500 shares of common stock for services. The shares were valued at their fair market value at the date of issuance, which ranged from $0.03 to $0.07.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000
NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 2000, 12,750 shares of common stock have been awarded under the Plan.

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


NOTE 8   COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At December 31, 2000, 1,455,000 options have been granted under the plan although none have been exercised in the period ending December 31, 2000. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the year ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the year ended September 30, 1999.

                        ROYAL SILVER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 8   COMPANY STOCK OPTION AND AWARD PLAN (Continued)

Following is a summary of the stock options during the year ended September 30, 2000 and the quarter ended December 31, 2000.


                                                            Weighted
                                             Number         Average
                                             of             Exercise
                                             Shares         Price
Outstanding at 10/1/1999                     1,455,000      $ 1.03
Granted
Exercised                                           -           -
Forfeited                                     (255,000)       1.50
                                             ---------      ------
Outstanding at 9/30/2000                     1,200,000      $ 0.93
                                             =========      ======
Options exercisable at 9/30/2000             1,200,000      $ 0.93
                                             =========      ======
Weighted average fair value of options
 granted during the year ended 9/30/2000     $      -
                                             =========
Outstanding at 10/1/2000                      1,200,000      $ 0.93
Granted                                             -           -
Exercised                                           -           -
Forfeited                                           -           -
                                             ---------      ------
Outstanding at 12/31/2000                    1,200,000      $ 0.93
                                             =========      ======

Options exercisable at 12/31/2000            1,200,000      $ 0.93
                                             =========      ======

Weighted average fair value of options
 granted during the period ended 12/31/2000  $      -
                                             =========

NOTE 9 - ADDITIONAL PAID-IN CAPITAL

The following is a summary of additional paid-in capital at December 31, 2000 and September 30, 2000:

                         December 31, 2000   September 30, 2000
     Applicable to:

     Common Stock        $ 11,536,281        $ 11,493,506
     Stock Warrants            46,568              46,568
                         ------------        ------------
                         $ 11,582,849        $ 11,540,074
                         ============        ============

                        ROYAL SIVLER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

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

At December 31, 2000, no shares were acquired from Centurion under this option agreement which lapsed.


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

In July 1998, the Company filed an action in Federal Court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S. Environmental Protection Agency, Shoshone County, and Fawcett International. In 1999, the Company elected to write off its interest in the Crescent Mine mineral lease. During the quarter ended December 31, 2000, the Company withdrew from the lawsuit and is no longer a party to the action.

For commitments and contingencies regarding the Company's investment in Envirogold LLC, see Note 5.

                        ROYAL SIVLER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

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

                        ROYAL SIVLER MINES, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             December 31, 2000

NOTE 14 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $71,677 for the quarter ended December 31, 2000 and has an accumulated deficit of $10,957,143 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.


NOTE 15   RELATED PARTIES

As of December 31, 2000, the Company had incurred a related party payable to an officer in the amount of $1,057. This amount was fully paid subsequent to the date of these financial statements.

The Company sublets office space on a month to month basis from one of its officers in Walla Walla, Washington for $300 per month. Total rent paid for this office space during the quarter ended December 31, 2000 and the year ended September 30, 2000 was $900 and $1,200, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to December 31, 2000, the Company accumulated a deficit of $10,957,143.

At December 31, 2000, $698,847 of the Company's total assets of $893,801 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At December 31, 2000, the Company had negative working capital of $86,346. At September 30, 2000, the Company had negative working capital of $78,422. These amounts represent general deterioration in liquidity and capital resources from the Company's positive working capital in prior years. The largest single element of negative working capital is accounts payable which increased from $109,115 at September 30, 2000 to $114,849 at December 31, 2000. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998, 1999, and 2000 have lessened the Company's ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $0 in the fifteen months ending December 31, 2000, $158,200 in the year ending September 30, 1999; and $344,500 in the year ending September 30, 1998. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the first quarter of fiscal 2001, the Company increased its accounts payable by $5,734 while current assets and cash balances remained almost the same as the September 30, 2000 balances. The Company had no long-term debt at September 30, 2000 or at December 31, 2000.

The Company has estimated that it will need minimal capital resources of approximately $20,000-25,000 per month to meet its estimated expenditures for fiscal 2001. In recent years, several key members of management, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1999, the Company raised $158,200 in funds, (primarily through the private placement of shares) and during the fiscal year ending September 30, 1998, the Company raised $344,500 in funds from private placement of its shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 2000, RESPECTIVELY. General and administrative expenses increased from $57,045 during the first quarter of fiscal 2000 to $71,294 during the first quarter of fiscal 2001. This increase is principally due to greater than normal consulting expenses. In the quarter ended December 31, 1999, the Company recorded a loss on disposition of equipment of $109,186, although there was no corresponding loss in the period ending December 31, 2000. As a result, during the first quarter of fiscal 2000 compared to the first quarter of 2001, the net loss decreased from $166,148 to $71,677 while the net loss per share decreased from a loss of $0.008 to a loss of $0.003.

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

     Dated this 19th day of February, 2001.

                              ROYAL SILVER MINES, INC.


                              /s/ Howard Crosby
                              By:  Howard Crosby,
                                   Its:  Chief Executive Officer