Form 10-Q
period 2001-03-31
ROYAL SILVER MINES INC
filed 2001-05-21
CIK 933157

================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[ x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM:

Commission File Number: 0-25170

ROYAL SILVER MINES, INC.
(Exact name of registrant as specified in its charter)

UTAH (State or other jurisdiction of Identification Number)	87-0306609 (I.R.S. Employer Incorporation or organization)

6 East Rose Street
Walla Walla, Washington 99362
(Address of Principal Executive Offices, including Zip Code.)

(509) 526-3491
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
Yes [ x ] No [ ]

The number of shares outstanding at March 31, 2001: 32,679,565 shares

================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF ROYAL SILVER MINES, INC. (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of March 31, 2001, and the results of operations, stockholders' equity and cash flows for the six months ended March 31, 2001, 2000 and 1999 and from inception on February 17, 1994 through March 31, 2001, in conformance with generally accepted accounting principles.

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

The Board of Directors
Royal Silver Mines, Inc.
(A Development Stage Company)
Spokane, Washington

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Royal Silver Mines, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the six months ended March 31, 2001, and for the period from February 17, 1994 (inception) through March 31, 2001. All information included in these financial statements is the representation of the management of Royal Silver Mines, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended September 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated January 8, 2001. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 16, 2001

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	March 31, 2001 (Unaudited)	September 30, 2000
ASSETS
CURRENT ASSETS
Cash	$11,072		$15,915
Notes receivable	14,628		14,628
Deposit	_______150 ____25,850 ___698,847		_______150 ____30,693 ___698,847
TOTAL CURRENT ASSETS
MINERAL PROPERTIES
PROPERTY AND EQUIPMENT
Mining equipment	-		8,343
Furniture and equipment	1,440		1,440
Less accumulated depreciation	___(1,440) ________-		___(6,497) ____3,286
TOTAL PROPERTY AND EQUIPMENT
OTHER ASSETS
Investments $	___106,506 831,203 =========	$	___236,428 969,254 =========
TOTAL ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable $	___106,867 ___106,867	$	___109,115 ___109,115
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT	________-		_________-
COMMITMENTS AND CONTINGENCIES	________-		_________-
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 40,000,000 shares authorized, 32,679,565 and 23,992,065 shares issued and outstanding, respectively	326,795		239,920
Additional paid-in capital	11,659,599		11,540,074
Stock subscriptions receivable	(87,958)		-
Deficit accumulated during development stage	(11,028,850)		(10,885,466)
Accumulated other comprehensive income (loss)	__(145,250)		___(34,389)
TOTAL STOCKHOLDERS' EQUITY	___724,336		___860,139
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$831,203 ========		$969,254 ========

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND COMPRESHENSIVE LOSS
	Three Months Ended March 31,						Six Months Ended March 31,						February 17, 1994 (Inception) Through March 31, 2001 (Unaudited)
	2001 (Unaudited)		2000 (Unaudited)		1999 (Unaudited)		2001 (Unaudited)		2000 (Unaudited)		1999 (Unaudited)

REVENUES	$	______-	$	______-	$	______-	$	______-	$	______-	$	______-	$	______-
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property expense		64		5,095		-		234		5,095		-		569,858
Depreciation and amortization		-		3,139		10,200		402		6,302		15,047		235,016
Officers' and directors' compensation		-		-		2,000		-		15,000		59,540		1,416,760
General and administrative		40,268 40,332 (40,332)		10,825 19,059 (19,059)		51,562 63,762 (63,762)		110,990 111,626 (111,626)		49,707 76,104 (76,104)		67,266 141,853 (141,853)		3,900,645 6,122,279 (6,122,279)
Total expenses
OPERATING LOSS
OTHER INCOME (EXPENSES)
Interest income		20		99		-		49		182		7,058		59,004
Interest expense		(1,186)		-		-		(4,010)		-		-		(78,358)
Gain on property interest sold		-		-		-		-		-		-		1,875,281
Gain (loss) on disposition and impairment of assets		(30,209) (31,375) (71,707)		57,409 57,508 38,449		(247,111) (247,111) (310,873)		(27,797) (31,758) (143,384)		(51,777) (51,595) (127,699)		(247,112) (240,054) (381,907)		(6,762,498) (4,906,571) (11,028,850)
Total other income (expense) LOSS BEFORE TAXES
INCOME TAXES		______-		______-		______-		______-		______-		______-		______-
NET LOSS		(71,707)		38,449		(310,873)		(143,384)		(127,699)		(381,907)		(11,028,850)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on market value of investments		(47,394)		305,284		______-		(110,861)		272,141		______-		(145,250)
COMPREHENSIVE LOSS	$ $	(119,101) ======= Nil =======	$ $	343,733 ======= Nil =======	$ $	(310,873) ======= Nil =======	$ $	(254,245) ======= (0.01) =======	$ $	144,442 ======= (0.01) =======	$ $	(381,907) ======= (0.02) =======	$ $	(11,174,100) ======== (0.78) ========
NET LOSS PER COMMON SHARE BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	28,330,398 ========		20,362,065 ========		19,833,121 ========		26,315,417 ========		20,356,292 ========		19,260,323 ========		14,371,637 ========

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Number Of Shares	Amount
Balance, February 17, 1994	-	$-	$-	$-	$-
Issuance in May 1994 of shares at $.002 per share To officers and directors in Exchange for assignment of mining property option	2,250,000	22,500	(18,500)	-	4,000
Issuance in July 1994 of shares for cash at $.402 in private placement, net of costs	1,050,000	10,500	411,116	-	421,616
Issuance in August 1994 of shares to a director in exchange for services valued at $.417 per share	150,000	1,500	61,000	-	62,500

Net loss for the year ended November 30, 1994	______-	______-	______-	(211,796)	(211,796)

Balance November 30, 1994	3,450,000	34,500	453,616	(211,796)	276,320
Issuance of share in debt offering at $.03 per share	416,250	4,163	9,712	-	13,875
Issuance of shares for mineral properties valued at prices ranging from $1.00 to $3.25 per share	1,062,500	10,625	2,790,001	-	2,800,626
Issuance of shares for cash at Prices ranging from $1.00 to $2.00 per share	181,000	1,810	262,190	-	264,000
Stock issuance costs	-	-	(58,202)	-	(58,202)
Issuance of shares to acquire Consolidated Royal Mines, Inc. at $.15 per share	2,434,563	24,346	335,750	______-	360,096

Balance forward	7,544,313	$75,444	$3,793,067	$(211,796)	$3,656,715

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount

Balance forward	7,544,313	$75,444	$3,793,067	$(211,796)	$3,656,715
Issuance of shares to directors and employees for services at prices ranging from $2.00 to $2.50 per share	12,750	127	29,473	-	29,600
Issuance of shares in exchange for debt at $1.50 per share	200,000	2,000	298,000	-	300,000
Net loss for the ten months ended September 30, 1995	______-	______-	______-	(750,939)	(750,939)

Balance September 30, 1995	7,757,063	77,571	4,120,540	(962,735)	3,235,376
Issuance of shares for cash at prices ranging from $0.75 to $2.20 per share	1,841,832	18,419	2,757,645	-	2,776,064

Issuance of shares to directors and employees for services at $1.50 per share	438,034	4,380	652,671	-	657,051

Issuance of shares in exchange for debt at $1.50 per share	406,050	4,060	605,015	-	609,075

Issuance of warrants for cash at $.05 per warrant	-	-	41,068	-	41,068

Issuance of shares for cash to directors and employees at prices ranging from $1.62 to $2.08 per share	107,500	1,075	181,175	-	182,250

Cancellation of 35,000 shares received in exchange for return of mining property	(35,000)	(350)	(109,025)	-	(109,375)

Payment to Centurion Mines for option to repurchase stock	______-	______-	______-	(50,000)	(50,000)

Balance forward	10,515,479	$105,155	$8,249,089	$(1,012,735)	$7,341,509

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Number of Shares	Amount
Balance forward	10,515,479		$105,155	$8,249,089	$(1,012,735)	$7,341,509
Issuance of shares for joint venture in mining property at $1.50 per share	100,000		1,000	149,000	-	150,000
Repurchase of 25,000 shares issued for joint venture at $1.40 per share	(25,000)		(250)	(34,750)	-	(35,000)
Issuance of shares for mining property at $1.50 per share	20,000		200	29,800	-	30,000
Issuance of shares to noteholders for Extension of notes at $1.50 per share	39,375		394	58,669	-	59,063
Stock issuance costs	-		-	(15,000)	-	(15,000)
Net loss for the year ended September 30, 1996	_________-		_________-	_________-	(2,045,082)	(2,045,082)
Balance, September 30, 1996	10,649,854		106,499	8,436,808	(3,057,817)	5,485,490
Issuance of shares to directors, employees and others for services at prices ranging from $0.75 to $1.25 per share	306,378		3,063	309,844	-	312,907
Issuance of shares for cash at $0.75 per share	2,491,000		24,910	1,843,340	-	1,868,250
Stock issuance costs	-		-	(30,000)	-	(30,000)
Issuance of shares for mining property at $1.00 per share	60,000		600	59,400	-	60,000
Cancellation of 25,000 shares received in Exchange for return of mining property	(25,000)		(250)	(81,000)	-	(81,250)
Payment for extension of warrants for one year	-		-	5,500	-	5,500
Net loss for the year ended September 30, 1997	_________-		_________-	_________-	(1,770,711)	(1,770,711)
Balance, September 30, 1997	13,482,232	$	___134,822	$10,543,892	$(4,828,528)	$5,850,186

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Subscription Receivable		Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance forward	13,482,232	$134,822	$10,543,892		$-	$(4,828,528)	$5,850,186
Issuance of shares for cash at prices ranging from $0.15 to $0.75 per share	1,923,333	19,233	275,266 >		-	-	294,499
Issuance of shares to directors, consultants and employees for services at prices varying from $0.34 to $0.91 per share	398,000	3,980	202,680		-	-	206,660
Issuance of shares for mining property at $0.75 per share	200,000	2,000	148,000		-	-	150,000
Issuance of shares in exchange for cash and note at $0.25 per share	3,000,000	30,000	720,000		(700,000)	-	50,000
Net loss for year ended September 30, 1998	______-	______-	______-			(2,637,568)	(2,637,568)
Balance September 30, 1998	19,003,565	190,035	11,889,838		(700,000)	(7,466,096)	3,913,777
Issuance of shares to officers, directors and consultants for services at prices varying from $0.04 per share to $0.06 per share	1,876,000	18,760	89,469		-	-	108,229
Issuance of shares for cash, investment and receivable	1,070,000	10,700	66,500		(50,000)	-	27,200
Shares returned to treasury for cancellation of receivable	(2,000,000)	(20,000)	(680,000)		700,000	-	-
Stock issuance costs	-	-	(133)		-	-	(133)
Issuance of shares for cash at prices varying from $0.04 per share to $0.07 per share	1,800,000	18,000	63,000		-	-	81,000
Payment of stock subscription	______-	______-	______-		50,000	______-	50,000
Balance forward	21,749,565	$217,495	$11,428,674	$	______-	$(7,466,096)	$4,180,073

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number Of Shares	Amount
Balance forward	21,749,565	$217,495	$11,428,674	$-	$(7,466,096)	$-	$4,180,073
Shares returned to treasury for cancellation of receivable and exchange of investments	(1,450,000)	(14,500)	-	-	-	-	(14,500)
Net loss for year ended September 30, 1999	______-	______-	______-	______-	(2,991,050)	______-	(2,991,050)
Balance, September 30, 1999	20,299,565	202,995	11,428,674	-	(10,457,146)	-	1,174,523
Shares issued to consultants for services at $0.05 per share	62,500	625	2,500	-	-	-	3,125
Shares issued to officers for debt at $0.04 per share	2,200,000	22,000	66,000	-	-	-	88,000
Shares issued to officers for investment at $0.04 per share	1,430,000	14,300	42,900	-	-	-	57,200
Net loss for the year ended September 30, 2000	______-	______-	______-	______-	(428,320)	(34,389)	(462,709)
Balance, September 30, 2000	23,992,065	239,920	11,540,074	-	(10,885,466)	(34,389)	860,139
Shares issued to consultants and others for services at prices varying from $0.02 to $0.07 per share	2,487,500	24,875	57,525	-	-	-	82,400
Shares issued to officers for investment and receivable at $0.02 per share	6,200,000	62,000	62,000	(87,958)	-	-	36,042
Net loss for six months ended March 31, 2001	-	-	-	-	(143,384)	-	(143,384)
Unrealized loss on market value of investments	________-	______-	______-	______-	________-	(110,861)	(110,861)
Balance, March 31, 2001 (Unaudited)	32,679,565 ========	$326,795 ======	$11,659,599 ======	$(87,958) ======	$(11,028,850) =======	$(145,250) ======	$724,336 ======

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,						From February 17, 1994 (Inception) Through March 31, 2001 (Unaudited)
	2001 (Unaudited)		2000 (Unaudited)		1999 (Unaudited)
Cash flows from operating activities:
Net loss		$(143,384)		$(127,699)		$(381,907)		$(11,028,850)
Adjustments to reconcile net loss to net cash used by operating activities:
Investment given for officers' compensation		-		-		-		5,000
Loss (gain) on sale of equipment		(115)		113,686		-		98,754
Loss (gain) on sale of investments		27,912		-		-		27,912
Equipment traded for services		-		4,137		-		4,137
Depreciation and amortization		402		6,302		15,047		230,225
Issuance of common stock for services		82,400		3,125		75,540		1,462,471
Write-off of option costs		-		-		-		517,871
Write off of joint venture costs		-		-		-		160,000
Write-off of mineral properties		-		-		-		2,673,301
Loss on devaluation of investments		-		-		-		3,121,060
Changes in assets and liabilities:
Note receivable		-		(3,000)		350,000		(14,628)
Deposit		-		(150)		-		(150)
Interest receivable		-		-		17,106		-
Prepaid expenses		-		-		1,747		(28,438)
Other assets		-		-		-		(9,801)
Mineral properties		-		-		-		(4,674)
Accounts payable		(2,248)		13,218		4,800		106,867
Accrued expenses		-		-		-		43,188
Payable to related parties		______-		27,000		(2,500)		___344,000
Net cash provided (used) by operating activities		(35,033)		36,619		79,833		(2,291,755)
Cash flows from investing activities:
Purchase of investments		(4,400)		(128,215)		-		(3,280,302)
Purchase and development of mineral properties		-		-		100,533		(1,986,690)
Purchase of fixed assets		-		-		-		(325,687)
Sale of mineral properties		-		-		(83,333)		1,093,750
Sale of investments		31,590		119,246		(45,000)		392,192
Sale of fixed assets		__3,000		______-		(100,000)		____8,685
Net cash provided (used) by investing activities		30,190		(8,969)		(127,800)		(4,098,052)
Cash flows from financing activities:
Stock issuance and offering costs		-		-		19,868		(189,468)
Proceeds received on long-term debt		-		-		-		675,000
Payments made on notes payable		-		-		-		(174,206)
Issuance of common stock for cash		-		-		60,000		6,030,764
Issuance of common stock for accrued interest		-		-		-		38,158
Issuance of common stock for extension of notes payable maturation		-		-		-		59,063
Payment for return of stock issued for mining property interest		-		-		-		(35,000)
Payment of joint venture costs		-		-		-		(50,000)
Issuance of warrants or warrants extensions for cash		______-		______-		______-		___46,568
Net cash provided by financing activities		______-		______-		_79,868		6,400,879
Net increase (decrease) in cash	$	_(4,843)	$	_27,650	$	_31,901	$	___11,072

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	For the Six Months Ended March 31,				From February 17, 1994 (Inception) through March 31, 2001 (Unaudited)
	2001 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)
Net increase (decrease) in cash (balance forward)	$(4,843)	$27,650		$31,901	$11,072
Cash, beginning of period	__15,915	__28,147		___3,147	_______-
Cash, end of period	$11,072 =======	$55,797 =======		$35,048 =======	$11,072 =======
Supplemental cash flow disclosure:
Income taxes paid	$-	$-		$-	$350
Interest paid	$-	$-		$-	$25,655
Non-cash investing and financing activities:
Common stock issued for services rendered	$82,400	$3,125		$75,540	$1,462,471
Common stock issued for mineral properties	$-	$-		$-	$3,190,626
Common stock issued for exchange for debt	$-	$-		$-	$922,950
Common stock issued in acquisition of Consolidated Royal Mines, Inc.	$-	$-	$		$360,096
Option rights acquired in exchange for a payable	$-	$-		$-	$79,000
Common stock issued for assignment of mining property options	$-	$-		$-	$4,000
Common stock issued in exchange for Investments	$-	$-		$7,200	$7,200
Common stock issued for payment to related party	$-	$-		$-	$88,000
Common stock issued for investment and stock subscription receivable	$124,000	$-		$-	$124,000
Investment given for officers' compensation	$-	$-		$-	$5,000

See accountant's review report and accompanying notes.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

The $698,847 cost of mineral properties included in the accompanying balance sheet as of March 31, 2001 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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
March 31, 2001

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

Provision For Taxes

At March 31, 2001, the Company had net operating loss carryforwards of approximately $6,560,000 that may be offset against future taxable operating income through 2015. Additionally, the Company has capital loss carryovers of approximately $4,577,000. No tax benefit has been reported in the financial statements as the Company believes there is a significant chance the net operating and capital loss carryforwards will expire unused. Accordingly, the potential tax benefits of these loss carryforwards are offset by a valuation allowance of the same amount.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998, fiscal 1999, and fiscal 2000, the Company does not believe any further adjustments are needed to the carrying value of its assets at March 31, 2001. See Note 3.

Financial Accounting Standards

The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Interim Financial Statements

The interim financial statements as of and for the six months ended March 31, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

Other Domestic Properties

In February 1999, in connection with the settlement agreement with Grand Central (described in Note 11), the Company received a number of patented mining claims in Utah and a number of unpatented mining claims in Idaho. In aggregate, these mining claims were recorded at $45,000.

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

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the six months ended March 2001, 2000 and 1999 was $402, $6,302 and $15,047, respectively.

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

At March 31, 2001 and September 30, 2000, the market values of investments were as follows:

March 31, 2001	September 30, 2000

Elite Logistics, Inc.
Envirogold LLC
Integrated Pharmaceuticals, Inc.
Rigid Airship USA, Inc.
Ashington Mining Company
Metalline Mining Company
Advanced Process Technologies, Inc.
Sterling Mining Co.
Trend Mining Company
Silver Belle Mining Co.

$14,011 8,000 1,573 3,100 7,200 32,267 - 4,313 36,042 _______-	$150,588 8,000 - 3,100 7,200 37,288 4,301 5,951 - __20,000
$106,506 =======	$236,428 =======

Other information regarding the Company's investments follows:

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 5 - INVESTMENTS (Continued)

Grand Central Silver Mines, Inc.

During the quarter ended March 31, 1998, the Company sold a 35% working interest in a joint venture (with Metalline Mining Co.) engaged in exploration and development of the Sierra Mojada District, Coahuila, Mexico. In connection with this transaction, the Company acquired 735,000 shares of common stock (in Grand Central Silver Mines, inc.) which was valued at $1,424,062 and also acquired a promissory note of $350,000 from Grand Central. The promissory note was satisfied in February 1999 through a settlement agreement with Grand Central. (See Note 11.)

Rigid Airship USA, Inc.

On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3.) SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of March 31, 2001, the stock had a market value of $3,100.

Envirogold, LLC

During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it has formed Envirogold LLC (Envirogold). Envirogold is 50% owned by each and has signed a revised technology licensing agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries. Exclusive rights to the technology is expected to be acquired over the next 36 months. Envirogold will operate as licensee of the technology and will be managed by two of the Company's directors and two Nuvotec directors. See Note 12.

Under terms of the aforementioned agreement, the Company will assign to the LLC its license agreement and will also supply concentrates needed for bulk tests required to acquire the exclusive rights. Nuvotec will pay for the costs of the tests and provide technical and management expertise to oversee the project. Upon successful completion of the tests, each party will be responsible for one-half of all future costs. See Note 12.

Metalline Mining

During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which was then trading at $4.12 per share. As of March 31, 2001, the Company's investment in Metalline Mining Company stock had a market value of $32,267.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 6 - COMMON STOCK

During the year ended November 30, 1994, the Company issued 150,000 shares of common stock to directors for services rendered, valued at $0.417 per share, which was the fair market value of the share on the date of issuance. Other issuances during the year ended November 20, 1994 were 2,250,000 shares issued to officers and directors in exchange for the assignment of mining property options valued at $4,000 and 1,050,000 shares issued for cash at $0.402 per share.

During the year ended September 30, 1995, the Company issued 12,750 shares of common stock to directors and employees for services rendered, valued at prices ranging from $2.00 to $2.50 per share, 1,062,500 shares of its common stock in exchanges for mineral properties valued at $2,800,626 and sold 181,000 shares of common stock for $264,000 cash. The Company also issued 200,000 shares of its common stock valued at $1.50 per shares in payment of $300,000 of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $1.50 per share in payment of $300,000 of outstanding debt and 277,500 shares in connection with the issuance of notes payable. The shares were valued at the fair market value on the date of issuance.

During the year ended September 30, 1996, the Company sold 1,949,332 shares of its common stock for $2,958,314 in cash. The Company also issued 438,034 shares to directors and employees for services rendered valued at $1.50 per share, which is the fair market value of the share on the date of issuance. Also during the year ended September 30, 1996, the Company issued 100,000 shares of its common stock for a joint venture in a mining property and 20,000 common shares for a mining property. The stock issued was valued at $1.50 per share, which is the fair market value of the shares at the date of issuance. In the same twelve-month period, the Company also issued 406,050 shares of its common stock in payment of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $1.50 per share for a total value of $609,075. In addition, the Company issued 39,375 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $1.50 each, which was the fair market value of the shares when issued. The Company also cancelled 35,000 shares of stock previously issued and returned the mining property valued at $109,375 and repurchased 25,000 shares of its previously issued stock for $35,000.

In the year ended September 30, 1997, the Company issued 306,378 shares of its common stock for services received and 60,000 shares of its common stock for mining property. The shares were valued at their fair market value at the dates of issuance which ranged from $0.75 to $1.25 per share. The Company also sold 2,491,000 shares of its common stock for $1,868,250. During the same twelve-month period, the Company cancelled 25,000 shares of its previously issued common stock in exchange for the return of mining property valued at $81,250.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 6 - COMMON STOCK (Continued)

During the year ended September 30, 1998, the Company issued 398,000 shares of common stock for services received and 200,000 shares of common stock for mining property. The shares were valued at their fair market value at the date of issuance which ranged from $0.34 to $0.91 per share. Also during the same twelve months, the Company sold 4,923,333 shares of its common stock for $344,500 in cash and $700,000 in stock subscriptions receivable.

Because of a subsequent decrease in the market value of the Company's stock, the Company and shareholder renegotiated the aforementioned transaction. In November 1998, the aforementioned shareholder returned 2,000,000 shares of stock to the Company for cancellation and in return the company rescinded the $700,000 note, which was previously recorded as stock subscriptions receivable at September 30, 1998. The net effect of the renegotiated stock transaction was a sale of common stock at $0.05 per share for cash only.

During the year ended September 30, 1999, the Company sold 1,070,000 shares of its common stock valued at $0.06 per share for cash, investment and a short-term note receivable which included 220,000 shares of its common stock to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200. (See Note 5.) An additional 1,800,000 shares of common stock were sold in January 1999 at $0.04 per share. Also during the year ended September 30, 1999, the Company issued 1,876,000 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.06.

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, Royal received 1,450,000 shares of Royal Silver Mines, Inc. stock, which were returned to treasury and cancelled. See Note 11.

During the year ended September 30, 2000, the Company issued 62,500 shares of common stock for services, 2,200,000 shares of common stock for payment of related party payables and 1,430,000 shares of common stock for investments. The shares were valued at their fair market value at the date of issuance, which ranged from $0.04 to $0.05.

During the six months ended March 31, 2001, the Company issued 2,487,500 shares of common stock to officers, consultants and others for services and 6,200,000 shares of common stock were issued to officers for investments and receivables. The shares were valued at their fair market value at the date of issuance, which ranged from $0.02 to $0.07.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

NOTE 8 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At March 31, 2001, 1,455,000 options have been granted under the plan although none have been exercised in the period ending March 31, 2001. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

Of the total of 2,500,000 common stock shares authorized for issuance under the plan, 179,000 shares at values ranging from $0.34 to $0.91 per share were issued to employees and directors during the year ended September 30, 1998 and 1,259,000 shares at values ranging from $0.04 to $0.07 per share were issued to employees and directors during the year ended September 30, 1999.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 8 - COMPANY STOCK OPTION AND AWARD PLAN (Continued)

Following is a summary of the stock options during the year ended September 30, 2000 and the six months ended March 31, 2001.

		Number of Shares	Weighted Average Exercise Price
Outstanding at 10/1/1999		1,455,000	$1.03
Granted
Exercised		-	___-
Forfeited		(255,000)	1.50
Outstanding at 9/30/2000		1,200,000	$0.93
Options exercisable at 9/30/2000		1,200,000	$0.93
Weighted average fair value of options granted during the year ended 9/30/2000	$	_______-
Outstanding at 10/1/2000		1,200,000	$0.93
Granted		-	-
Exercised		-	-
Forfeited		_______-	____-
Outstanding at 3/31/2001		1,200,000 =======	$ 0.93 ====
Options exercisable at 3/31/2001		1,200,000 =======	$ 0.93 ====
Weighted average fair value of options granted during the period ended 3/31/2001	$	- =======

NOTE 9 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION

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

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 9 - STOCK OPTION AGREEMENT WITH CENTURION MINES CORPORATION (Continued)

Effective April 15, 1997, the aforementioned stock option agreement was renegotiated (at no cost to the Company) and amended to extend the exercise period until September 30, 1999 and to revise the exercise price to $1.50 per share during this same period.

At March 31, 2001, no shares were acquired from Centurion under this option agreement which lapsed.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SETTLEMENT AGREEMENTS

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter "Grand") transferred equipment, mining claims, and securities (including 450,000 shares of Royal Silver Mines, Inc. stock) to Royal in full settlement of a $350,000 promissory note (and accrued interest) owed by Grand to Royal. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand common stock (previously held by Royal) and in turn received from this same individual 1,000,000 shares of Royal Silver Mines, Inc. common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 11 - SETTLEMENT AGREEMENTS (Continued)

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

NOTE 12 - LICENSING AGREEMENT

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

NOTE 13 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $143,384 for the six months ended March 31, 2001 and has an accumulated deficit of $11,028,850 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ROYAL SILVER MINES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 13 - GOING CONCERN (Continued)

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

NOTE 14 - RELATED PARTIES

The Company sublets office space on a month to month basis from one of its officers in Walla Walla, Washington for $300 per month. Total rent paid for this office space during the six months ended March 31, 2001 and the year ended September 30, 2000 was $1,800 and $1,200, respectively.

Other related party transactions are disclosed in Notes 5 and 12.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, on April 23, 2001, the Company's stockholders voted to increase the authorized capital to 100,000,000 shares of common stock and to create a class of preferred stock.

On April 23, 2001, subsequent to the date of these financial statements, the stockholders authorized a 1 for 20 reverse stock split of common stock to stockholders of record.

The Company voted to change its name to Cadence Resources Corporation on April 23, 2001, subsequent to the date of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to March 31, 2001, the Company accumulated a deficit of $11,028,850.

At March 31, 2001, $698,847 of the Company's total assets of $831,203 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At March 31, 2001, the Company had negative working capital of $81,017. At September 30, 2000, the Company had negative working capital of $78,422. These amounts represent general deterioration in liquidity and capital resources from the Company's positive working capital in prior years. The largest single element of negative working capital is accounts payable which decreased from $109,115 at September 30, 2000 to $106,867 at March 31, 2001. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in recent years have lessened the Company's ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $0 in the eighteen months ending March 31, 2001, $158,200 in the year ending September 30, 1999; and $344,500 in the year ending September 30, 1998. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the second quarter of fiscal 2001, the Company decreased its accounts payable by $2,248 while current assets and cash balances decreased by $4,843 since September 30, 2000. The Company had no long-term debt at September 30, 2000 or at March 31, 2001.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001, RESPECTIVELY.

General and administrative expenses increased from $49,707 during the first two quarters of fiscal 2000 to $110,990 during the first half of fiscal 2001. This increase is principally due to greater than normal consulting expenses. In the six months ended March 31, 2000, the Company recorded a loss on disposition and impairment of assets of $51,577, while in the six months ended March 31, 2001 the loss was $27,797. As a result, during the first half of fiscal 2000 compared to the first half of 2001, the net loss increased from $127,699 to $267,384 while the net loss per share remained unchanged at $0.01.

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

On April 23, 2001, the Company held its annual stockholders meeting, at which time the stockholders voted to increase the authorized capital to 100,000,000 shares of common stock, and to create a class of preferred stock. In addition the shareholders authorized a 1 for 20 reverse stock split and voted to change the name of the Company to Cadence Resources Corporation.

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

Dated this 18th day of May, 2001.

ROYAL SILVER MINES, INC.

BY: /s/ Howard Crosby
Howard Crosby
Its: Chief Executive Officer