Form 10-Q
period 2001-06-30
CADENCE RESOURCES CORP
filed 2001-08-20
CIK 933157

=========================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM:

Commission File Number: 0-25170

CADENCE RESOURCES CORPORATION
(formerly ROYAL SILVER MINES, INC.)
(Exact name of registrant as specified in its charter)

UTAH (State or other jurisdiction of Incorporation or organization)	87-0306609 (I.R.S. Employer Identification Number)

P.O. Box 2056
Walla Walla, Washington 99362
(Address of Principal Executive Offices, including Zip Code.)

509-526-3491
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
Yes [ x ] No [ ]

The number of shares outstanding at June 30, 2001: 1,853,056 shares

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Cadence Resources Corporation (Formerly Royal Silver Mines, Inc. (Hereinafter referred to as Registrant or Company)

Condensed financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 2001, and the results of operations, stockholders' equity and cash flows for the nine months ended June 30, 2001, 2000 and 1999 and from inception on February 17, 1994 through June 30, 2001, in conformance with generally accepted accounting principles in the United States of America.

The accompanying financial statements consolidate the financial statements of Celebration Mining Company and Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) due to the Reorganization discussed in Note 1 of the financial statements following this Report. All significant intercompany accounts and transactions have been eliminated. Also, the consolidation required a change in fiscal year-end, from November 30 (Celebration) to September 30 (Cadence). The financial statements account for the Reorganization using the purchase method of accounting (see Note 1 to the financial statements). Celebration is treated as the acquiring company for financial reporting purposes because its shareholders constitute greater than 50 percent of the combined shareholder group. In conformity with generally accepted accounting principles and the Company's accounting policy, Celebration is recognized as the predecessor entity. Consequently, Celebration's assets and liabilities were not adjusted in the accompanying financial statements. The financial statements for the period from the inception of Celebration on February 17, 1994 to November 30, 1994 ("Fiscal 1994") do not include the balance sheet data or results of operations of Consolidated Royal Mines, Inc. The accompanying financial statements represent the activities of Cadence Resources Corporation and Celebration, but are not considered consolidated financial statements since Cadence is the successor to Celebration.

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

The Board of Directors
Cadence Resources Corporation
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
Spokane, Washington

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (a development stage company) as of June 30, 2001, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three and nine months ended June 30, 2001, and for the period from February 17, 1994 (inception) through June 30, 2001. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company=s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management=s plans are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ William & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 10, 2001

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	June 30, 2001 (Unaudited)	September 30, 2000
ASSETS
CURRENT ASSETS
Cash	$7,239	$15,915
Notes receivable	14,628	14,628
Prepaid rent	2,550	-
Deposit	425 ------------	150 ------------
TOTAL CURRENT ASSETS	24,842 ------------	30,693 ------------
MINERAL PROPERTIES	698,847 ------------	698,847 ------------
PROPERTY AND EQUIPMENT
Mining equipment	-	8,343
Furniture and equipment	1,440	1,440
Less accumulated depreciation	(1,440) ------------	(6,497) ------------
TOTAL PROPERTY AND EQUIPMENT	- ------------	3,286 ------------
OTHER ASSETS
Investments	157,172 ------------	236,428 ------------
TOTAL ASSETS	$880,861 ========	$969,254 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$114,627 ------------	$109,115 ------------
TOTAL CURRENT LIABILITIES	114,627 ------------	109,115 ------------
LONG-TERM DEBT	- ------------	- ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 shares authorized, 1,853,056 and 1,199,607 shares issued and outstanding, respectively	18,531	11,996
Preferred stock, $.01 par value; 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	12,021,613	11,767,998
Stock subscriptions receivable	-	-
Deficit accumulated during development stage	(11,102,595)	(10,885,466)
Accumulated other comprehensive income (loss)	(171,315) ------------	(34,389) ------------
TOTAL STOCKHOLDERS' EQUITY	766,234 ------------	860,139 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$880,861 =======	$969,254 =======

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
							Period From February 17, 1994 (Inception) Through June 30, 2001
	Three Months Ended June 30,			Nine Months Ended June 30,
	2001	2000	1999	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ - ----------	$ - ----------	$ - ----------	$ - ----------	$ - ----------	$ - ----------	$ - ----------
GENERAL AND ADMINISTRATIVE EXPENSES
Mineral property expense	1,195	2,322	3,134	1,429	7,417	3,134	571,053
Depreciation and amortization	-	1,646	6,202	402	7,948	21,249	235,016
Officers' and directors' compensation	13,750	2,000	17,500	13,750	17,000	77,040	1,430,510
General and administrative	33,865 ----------	75,206 ----------	42,843 ----------	144,855 ----------	124,913 ----------	110,109 ----------	3,934,510 ----------
Total expenses	48,810 ----------	81,174 ----------	69,679 ----------	160,436 ----------	157,278 ----------	211,532 ----------	6,171,089 ----------
OPERATING LOSS	(48,810) ----------	(81,174) ----------	(69,679) ----------	(160,436) ----------	(157,278) ----------	(211,532) ----------	(6,171,089) ----------
OTHER INCOME (EXPENSES)
Interest income	28	122	-	77	304	7,058	59,032
Interest expense	(1,476)	-	-	(5,486)	-	-	(79,834)
Gain on property interest sold	-	-	-	-	-	-	1,875,281
Gain (loss) on disposition and impairment of assets	(23,487) ----------	26,089 ----------	(1,146,559) ----------	(51,284) ----------	(25,688) ----------	(1,393,671) ----------	(6,785,985) ----------
Total other income (expense)	(24,935) ----------	26,211 ----------	(1,146,559) ----------	(56,693) ----------	(25,384) ----------	(1,386,613) ----------	(4,931,506) ----------
LOSS BEFORE TAXES	(73,745)	(54,963)	(1,216,238)	(217,129)	(182,662)	(1,598,145)	(11,102,595)
INCOME TAXES	- ----------	- ----------	- ----------	- ----------	- ----------	- ----------	- ----------
NET LOSS	(73,745)	(54,963)	(1,216,238)	(217,129)	(182,662)	(1,598,145)	(11,102,595)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on market value of investments	(26,065) ----------	(146,426) ----------	- ----------	(136,926) ----------	125,715 ----------	- ----------	(171,315) ----------
COMPREHENSIVE LOSS	$(99,810) ======	$(201,389) ======	$(1,216,238) ======	$(354,055) ======	$(56,947) ======	$(1,598,145) ======	$(11,273,910) ======
NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.04) ======	$(0.05) ======	$(1.21) ======	$(0.15) ======	$(0.18) ======	$(0.08) ======	$(14.77) ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,672,079 ======	1,020,521 ======	1,001,354 ======	1,422,614 ======	1,018,713 ======	965,887 ======	751,899 ======

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance February 17, 1994
	-	$-	$-	$-	$-
Issuance in May 1994 of shares at approximately $0.04 per share to officers and directors in exchange for assignment of mining property option
	112,500	1,125	2,875	-	4,000
Issuance in July 1994 of shares for cash at approximately $8.03 in private placement, net of costs
	52,500	525	421,091	-	421,616
Issuance in August 1994 of shares to a director in exchange for services valued at approximately $8.33 per share
	7,500	75	62,425	-	62,500
Net loss for the year ended November 30, 1994
	- ------------	- ------------	- ------------	(211,796) ------------	(211,796) ------------
Balance November 30, 1994
	172,500	1,725	486,391	(211,796)	276,320
Issuance of shares in debt offering at approximately $0.67 per share
	20,813	208	13,667	-	13,875
Issuance of shares for mineral properties valued at prices ranging from $20.00 to $65.00 per share
	53,125	531	2,800,095	-	2,800,626
Issuance of shares for cash at prices ranging from $20.00 to $40.00 per share
	9,050	91	263,909	-	264,000
Stock issuance costs	-	-	(58,202)	-	(58,202)
Issuance of shares to acquire Consolidated Royal Mines, Inc. at approximately $2.96 per share
	121,729 ------------	1,217 ------------	358,879 ------------	- ------------	360,096 ------------
Balance forward	377,217 ------------	$3,772 -----------	$3,864,739 ------------	$(211,796) ------------	$3,656,715 ------------

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance forward	377,217	$3,772	$3,864,739	$(211,796)	$3,656,715
Issuance of shares to directors and employees for services at prices ranging from $40.00 to $50.00 per share
	638	6	29,594	-	29,600
Issuance of shares in exchange for debt at $30.00 per share
	10,000	100	299,900	-	300,000
Net loss for the ten months ended September 30, 1995
	- ------------	- ----------	- ------------	(750,939) ------------	(750,939) ------------
Balance September 30, 1995
	387,855	3,878	4,194,233	(962,735)	3,235,376
Issuance of shares for cash at prices ranging from $15.00 to $44.00 per share
	92,092	921	2,775,143	-	2,776,064
Issuance of shares to directors and employees for services at approximately $30.00 per share
	21,902	219	656,832	-	657,051
Issuance of shares in exchange for debt at approximately $30.00 per share
	20,303	203	608,872	-	609,075
Issuance of warrants for cash at $1.00 per warrant
	-	-	41,068	-	41,068
Issuance of shares for cash to directors and employees at prices ranging from $32.40 to $41.60 per share
	5,375	54	182,196	-	182,250
Cancellation of 1,750 shares received in Exchange for return of mining property
	(1,750)	(18)	(109,357)	-	(109,375)
Payment to Centurion Mines for option to repurchase stock
	- ------------	- --------	- ------------	(50,000) ------------	(50,000) ------------
Balance forward	525,777 ------------	$5,257 --------	$8,348,987 ------------	$(1,012,735) ------------	$7,341,509 ------------

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount
Balance forward	525,777	$5,257	$8,348,987	$(1,012,735)	$7,341,509
Issuance of shares for joint venture in mining property at $30.00 per share
	5,000	50	149,950	-	150,000
Repurchase of 1,250 shares issued for joint venture at $28.00 per share
	(1,250)	(12)	(34,988)	-	(35,000)
Issuance of shares for mining property at $30.00 per share
	1,000	10	29,990	-	30,000
Issuance of shares to noteholders for extension of notes at approximately $30.00 per share
	1,969	20	59,043	-	59,063
Stock issuance costs	-	-	(15,000)	-	(15,000)
Net loss for the year ended September 30, 1996
	- ------------	- ------------	- ------------	(2,045,082) ------------	(2,045,082) ------------
Balance, September 30, 1996	532,496	5,325	8,537,982	(3,057,817)	5,485,490
Issuance of shares to directors, employees and others for services at prices ranging from $15.00 to $25.00 per share
	15,319	153	312,754	-	312,907
Issuance of shares for cash at $15.00 per share
	124,550	1,245	1,867,005	-	1,868,250
Stock issuance costs	-	-	(30,000)	-	(30,000)
Issuance of shares for mining property at $20.00 per share
	3,000	30	59,970	-	60,000
Cancellation of 1,250 shares received in exchange for return of mining property
	(1,250)	(12)	(81,238)	-	(81,250)
Payment for extension of warrants for one year
	-	-	5,500	-	5,500
Net loss for the year ended September 30, 1997
	- ------------	- ------------	- ------------	(1,770,711) ------------	(1,770,711) ------------
Balance, September 30, 1997	674,115 ------------	$6,741 ------------	$10,671,973 ------------	$(4,828,528) ------------	$5,850,186 ------------

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY

Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity
Number of Shares	Amount

Balance forward	674,115	$6,741	$10,671,973		$-	$(4,828,528)	$5,850,186
Issuance of shares for cash at
prices ranging from $3.00 to $15.00 per share
	96,167	962	293,537		-	-	294,499
Issuance of shares to directors, consultants and employees
for services at prices varying from $6.80 to $18.20 per share
	19,900	199	206,461		-	-	206,660
Issuance of shares for mining property at $15.00 per share
	10,000	100	149,900		-	-	150,000
Issuance of shares in exchange for cash and note at $5.00 per share
	150,000	1,500	748,500		(700,000)	-	50,000
Net loss for year ended September 30, 1998
	- ------------	- ------------	- ------------		------------	(2,637,568) ------------	(2,637,568) ------------
Balance September 30, 1998
	950,182	9,502	12,070,371		(700,000)	(7,466,096)	3,913,777
Issuance of shares to officers, directors and consultants for services at prices varying from $0.80 per share to $1.20 per share
	93,800	938	107,291		-	-	108,229
Issuance of shares for cash, investment and receivable at approximately $1.44 per share
	53,500	535	76,665		(50,000)	-	27,200
Shares returned to treasury for cancellation of receivable
	(100,000)	(1,000)	(699,000)		700,000	-	-
Stock issuance costs	-	-	(133)		-	-	(133)
Issuance of shares for cash at prices varying from $0.80 per share to $1.40 per share
	90,000	900	80,100		-	-	81,000
Payment of stock subscription	- ------------	- ------------	- ------------		50,000 ------------	- ------------	50,000 ------------
Balance forward	1,087,482 ------------	$10,875 ------------	$11,635,294 ------------	$	- ------------	$(7,466,096) ------------	$4,180,073 ------------

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Subscription Receivable		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance forward	1,087,482	$10,875	$11,635,294		$-	$(7,466,096)	$-	$4,180,073
Shares returned to treasury for cancellation of receivable and exchange of investments
	(72,500)	(725)	(13,775)		-	-	-	(14,500)
Net loss for year ended September 30, 1999
	- ------------	- ----------	- ------------		- ------------	(2,991,050) ------------	- ------------	(2,991,050) ------------
Balance, September 30, 1999	1,014,982	10,150	11,621,519		-	(10,457,146)	-	1,174,523
Shares issued to consultants for services at $1.00 per share
	3,125	31	3,094		-	-	-	3,125
Shares issued to officers for debt at $0.80 per share
	110,000	1,100	86,900		-	-	-	88,000
Shares issued to officers for investment at $0.80 per share
	71,500	715	56,485		-	-	-	57,200
Net loss for the year ended September 30, 2000
	- ------------	- ----------	- ------------		- ------------	(428,320) ------------	(34,389) ------------	(462,709) ------------
Balance, September 30, 2000
	1,199,607	11,996	11,767,998		-	(10,885,466)	(34,389)	860,139
Shares issued to consultants and
others for services at prices varying from $0.40 to $1.40 per share
	124,375	1,244	81,156		-	-	-	82,400
Shares issued to officers for investments at $0.40 per share
	310,000	3,100	120,900		-	-	-	124,000
Shares issued to officers for investment and cash at $0.25 per share
	160,000	1,600	38,400		-	-	-	40,000
Shares issued to directors for services at $0.25 per share
	55,000	550	13,200		-	-	-	13,750
Adjustment for fractional shares issued
	4,074	41	(41)		-	-	-	-
Net loss for nine months ended June 30, 2001
	-	-	-		-	(217,129)	-	(217,129)
Unrealized loss on market value of investments
	- ------------	- ----------	- ------------		- ------------	- ------------	(136,926) ------------	(136,926) ------------
Balance, June 30, 2001 (Unaudited)
	1,853,056 ========	$18,531 =======	$12,021,613 ========	$	- ========	$(11,102,595) ========	$(171,315) ========	$766,234 ========

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	For the Nine Months Ended June 30,			From February 17, 1994 (Inception) Through June 30, 2001 (Unaudited)
	2001 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)
Cash flows from operating activities:
Net loss	$(217,129)	$(182,662)	$(1,598,145)	$(11,102,595)
Adjustments to reconcile net loss to net cash used by operating activities:
Investment given for officers' compensation	-	-	-	5,000
Loss (gain) on sale of equipment	(115)	86,284	-	98,754
Loss (gain) on sale of investments	43,399	-	-	43,399
Equipment traded for services	-	4,137	-	4,137
Depreciation and amortization	402	7,948	21,249	230,225
Issuance of common stock for services	96,150	3,125	104,940	1,476,221
Write-off of other assets	-	-	1,000	-
Write-off of option costs	-	-	-	517,871
Write off of joint venture costs	-	-	-	160,000
Write-off of mineral properties	-	-	-	2,673,301
Loss on devaluation of investments	8,000	-	1,150,922	3,129,060
Changes in assets and liabilities:
Note receivable	-	(14,628)	340,000	(14,628)
Deposit	(275)	(150)	-	(425)
Interest receivable	-	-	17,106	-
Prepaid expenses	(2,550)	-	2,162	(30,988)
Other assets	-	-	-	(9,801)
Mineral properties	-	-	-	(4,674)
Accounts payable	5,512	56,231	3,277	114,627
Accrued expenses	-	-	(3,000)	43,188
Payable to related parties	- ------------	(44,000) ------------	- ------------	344,000 ------------
Net cash provided (used) by operating activities	(66,606) ------------	(83,715) ------------	39,511 ------------	(2,323,328) ------------
Cash flows from investing activities:
Purchase of investments	(4,400)	(152,752)	105,415	(3,280,302)
Purchase and development of mineral properties	-	-	(45,000)	(1,986,690)
Purchase of fixed assets	-	-	-	(325,687)
Sale of mineral properties	-	-	-	1,093,750
Sale of investments	54,330	144,622	(115,630)	414,932
Sale of fixed assets	3,000 ------------	- ------------	(100,000) ------------	8,685 ------------
Net cash provided (used) by investing activities	52,930 ------------	(8,130) ------------	(155,215) ------------	(4,075,312) ------------
Cash flows from financing activities:
Stock issuance and offering costs	-	-	19,868	(189,468)
Proceeds received on long-term debt	-	-	-	675,000
Payments made on notes payable	-	-	-	(174,206)
Issuance of common stock for cash	5,000	-	131,000	6,035,764
Issuance of common stock for accrued interest	-	-	-	38,158
Issuance of common stock for payment to related party
	-	88,000	-	-
Issuance of common stock for extension of notes payable maturation	-	-	-	59,063

Payment for return of stock issued for mining property interest	-	-	-	(35,000)

Payment of joint venture costs	-	-	-	(50,000)
Issuance of warrants or warrants extensions for cash	- ------------	- ------------	- ------------	46,568 ------------
Net cash provided by financing activities	5,000 ------------	88,000 ------------	150,868 ------------	6,405,879 ------------
Net increase (decrease) in cash	$(8,676) ------------	$(3,845) ------------	$35,164 ------------	$7,239 ------------

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
						From February 17, 1994 (Inception) through June 30, 2001 (Unaudited)
	For the Nine Months Ended June 30,
	2001 (Unaudited)		2000 (Unaudited)	1999 (Unaudited)

Net increase (decrease) in cash (balance forward)		$(8,676)	$(3,845)		$35,164	$7,239

Cash, beginning of period		15,915 ------------	28,147 ------------		3,147 ------------	- ------------

Cash, end of period		$7,239 ========	$24,302 ========		$38,311 ========	$7,239 ========

Supplemental cash flow disclosure:

Income taxes paid		$-	$-		$-	$350
Interest paid		$-	$-		$-	$25,655

Non-cash investing and financing activities:

Common stock issued for services rendered		$96,150	$3,125		$104,940	$1,476,221
Common stock issued for mineral properties		$-	$-		$-	$3,190,626
Common stock issued for exchange for debt		$-	$88,000		$-	$922,950
Common stock issued in acquisition of Consolidated Royal Mines, Inc.
		$-	$-	$		$360,096
Option rights acquired in exchange for a payable		$-	$-		$-	$79,000
Common stock issued for assignment of mining property options
		$-	$-		$-	$4,000
Common stock issued in exchange for investments
		$159,000	$-		$7,200	$166,200
Common stock issued for payment to related party
		$-	$-		$-	$88,000
Investment given for officers' compensation	$		$-		$-	$5,000

See accountant=s review report and accompanying notes.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

June 30, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (ACadence@) was incorporated in April of 1969 under the laws of the State of Utah primarily for the purpose of acquiring and developing mineral properties. Cadence conducts its business as a Ajunior@ natural resource company, meaning that it intends to receive income from property sales or joint ventures with larger companies. The Company has elected a September 30 fiscal year-end.

The Company changed its name from Royal Silver Mines, Inc. to Cadence Resources Corporation on May 2, 2001 upon obtaining approval from the state of Utah. The Company shall be referred to as ACadence@ or ACadence Resources Corporation@ even though the events described may have occurred while the Company=s name was ARoyal Silver Mines, Inc.@.

Celebration Mining Company (ACelebration@), currently a wholly owned subsidiary of Cadence, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994, as a Washington corporation. Celebration has not yet realized any revenues from its planned operations.

On August 8, 1995, Cadence and Celebration completed an agreement and plan of reorganization whereby the Company issued 4,143,750 shares of its common stock and 1,455,000 warrants in exchange for all of the outstanding common stock of Celebration. Pursuant to the reorganization, the name of the Company was changed to Royal Silver Mines, Inc. Immediately prior to the agreement and plan of reorganization, the Company had 2,375,463 common shares issued and outstanding.

The acquisition was accounted for as a purchase by Celebration of Cadence, because the shareholders of Celebration controlled the Company after the acquisition. Therefore, Celebration is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Cadence in the exchange as the market value approximated the net carrying value. Cadence is the acquiring entity for legal purposes and Celebration is the surviving entity for accounting purposes.

The $698,847 cost of mineral properties included in the accompanying balance sheet as of June 30, 2001 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company=s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

ultimate realization of the Company=s investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing or selling these properties, has been made in the accompanying financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Cadence Resources Corporation is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

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

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Provision For Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $997,500, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision For Taxes (continued)

At June 30, 2001, the Company has net operating loss carryforwards of approximately $6,650,000, which expire in the years 2001 through 2021. Additionally, the Company has capital loss carryovers of approximately $4,577,000.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1998, fiscal 1999, and fiscal 2000, the Company does not believe any further adjustments are needed to the carrying value of its assets at June 30, 2001. See Note 3.

Financial Accounting Standards

The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Principles of Consolidation

The financial statements include those of Cadence Resources Corporation and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Cadence Resources Corporation was the successor by merger to Celebration Mining Company.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Change in Accounting Policies

During the year ended September 30, 1999, the Company changed its method of accounting for organization costs to conform to the requirements of Statement on Position 98-5, which requires start-up and organization costs to be expensed as incurred. The effect of the change was to increase net loss for the year ended September 30, 1999, by $3,502 ($0.004 per share). The change has no effect on prior years.

Investments

Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

Interim Financial Statements

The interim financial statements as of and for the nine months ended June 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted both of these accounting standards, and the adoption of SFAS 131 had no effect on the Company's financial statements and disclosures. The adoption of SFAS 130, regarding other comprehensive income, is reflected in the accompanying financial statements.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

NOTE 3 - MINERAL PROPERTIES

Utah Mining Property Joint Venture

In October 1994, Celebration and United Silver Mine, Inc., (United) entered into a joint venture agreement, whereby Celebration could acquire up to an 80% interest in a mining property located in the State of Utah. Under the terms of the agreement, United was to contribute real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture. Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration=s first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note. Although additional expenditures have been made on the property through September 30, 1998, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 3 - MINERAL PROPERTIES (Continued)

Active Mineral Properties in North Idaho

The Company, directly and through its subsidiary Celebration Mining Company, holds forty-three unpatented mining claims in the Coeur d=Alene Mining District in four distinct groups called the Kil Group, West Mullan Group, South Galena Group, and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities.

In September, 2000 the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. on its eight-claim Palisades Group property. The lease calls for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford has the right to explore and potentially develop the property under certain conditions.

Washington and Idaho Mineral Properties

During the year ended September 30, 1995, Celebration purchased, through the issuance of 40,000 shares of its common stock, various mineral properties located in the states of Washington and Idaho. The mineral properties were recorded at the fair market value of the shares paid on the date of issuance ranging from $62.60 to $65.00 per share for a total purchase price of $2,538,126. In May 1996, the Company sold back the Frisco Standard Silver Mine to its original seller in exchange for the same price (1,750 shares of Cadence stock) received by the seller when the mine was purchased. The shares received were canceled and no gain or loss was recorded on the transaction.

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

* * *

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 3 - MINERAL PROPERTIES (Continued)

Other Domestic Properties (continued)

The Company=s proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company=s activities. The Company=s mineral properties are valued at the lower of cost or net realizable value.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the nine months ended June 30 2001, 2000 and 1999 was $402, $7,948 and $21,249, respectively.

NOTE 5 - INVESTMENTS

The Company=s securities investments are classified as available for sale securities which are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

During 1999, certain investments were written down to their estimated realizable value. The amount of the loss, $281,498, was charged to operations in 1999.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 5 B INVESTMENTS (Continued)

At June 30, 2001 and September 30, 2000, the market values of investments were as follows:
June 30, 2001	September 30, 2000

Elite Logistics, Inc.
Envirogold LLC
Integrated Pharmaceuticals, Inc.
Rigid Airship USA, Inc.
Ashington Mining Company
Metalline Mining Company
Advanced Process Technologies, Inc.
Sterling Mining Co.
Trend Mining Company
Silver Belle Mining Co.

$62,469 - 749 - 7,200 25,800 - 7,920 53,034 - ------------	$150,588 8,000 - 3,100 7,200 37,288 4,301 5,951 - 20,000 ------------
$157,172 ========	$236,428 ========

Other information regarding the Company=s investments follows:

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

Rigid Airship USA, Inc.

On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. (See Note 3.) SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of June 30, 2001, there was no market for this stock.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 5 B INVESTMENTS (Continued)

Envirogold, LLC

During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it has formed Envirogold LLC (Envirogold). Envirogold was 50% owned by each and had signed a revised technology licensing agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries. The Company received notification on February 27, 2001 that the technology license assigned by Integrated Environmental Technologies had been withdrawn. After further investigation, it was mutually determined by all parties that Envirogold had no ongoing business without the license and a determination was made to dissolve Envirogold LLC

Metalline Mining

During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which was then trading at $4.12 per share. As of June 30, 2001, the Company=s investment in Metalline Mining Company stock had a market value of $25,800.

NOTE 6 - COMMON STOCK

During the year ended November 30, 1994, the Company issued 7,500 shares of common stock to directors for services rendered, valued at $8.33 per share, which was the fair market value of the share on the date of issuance. Other issuances during the year ended November 20, 1994 were 112,500 shares issued to officers and directors in exchange for the assignment of mining property options valued at $4,000 and 52,500 shares issued for cash at $8.03 per share.

During the year ended September 30, 1995, the Company issued 638 shares of common stock to directors and employees for services rendered, valued at prices ranging from $40.00 to $50.00 per share, 53,125 shares of its common stock in exchanges for mineral properties valued at $2,800,626 and sold 9,050 shares of common stock for $264,000 cash. The Company also issued 10,000 shares of its common stock valued at $30.00 per shares in payment of $300,000 of outstanding debt that was owed to Centurion Mines Corporation (Centurion), a related entity. The stock was issued at $30.00 per share in payment of $300,000 of outstanding debt and 13,875 shares in connection with the issuance of notes payable. The shares were valued at the fair market value on the date of issuance.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 6 - COMMON STOCK (Continued)

During the year ended September 30, 1996, the Company sold 97,467 shares of its common stock for $2,958,314 in cash. The Company also issued 21,902 shares to directors and employees for services rendered valued at $30.00 per share, which is the fair market value of the share on the date of issuance. Also during the year ended September 30, 1996, the Company issued 5,000 shares of its common stock for a joint venture in a mining property and 1,000 common shares for a mining property. The stock issued was valued at $30.00 per share, which is the fair market value of the shares at the date of issuance. In the same twelve-month period, the Company also issued 20,303 shares of its common stock in payment of outstanding debt of $570,917 and accrued interest of $38,158. The stock was issued at $30.00 per share for a total value of $609,075. In addition, the Company issued 1,969 shares of common stock to noteholders for extending the maturity date of their loans. Again, the shares were valued at $30.00 each, which was the fair market value of the shares when issued. The Company also cancelled 1,750 shares of stock previously issued and returned the mining property valued at $109,375 and repurchased 1,250 shares of its previously issued stock for $35,000.

In the year ended September 30, 1997, the Company issued 15,319 shares of its common stock for services received and 3,000 shares of its common stock for mining property. The shares were valued at their fair market value at the dates of issuance which ranged from $15.00 to $25.00 per share. The Company also sold 124,550 shares of its common stock for $1,868,250. During the same twelve-month period, the Company cancelled 1,250 shares of its previously issued common stock in exchange for the return of mining property valued at $81,250.

During the year ended September 30, 1998, the Company issued 19,900 shares of common stock for services received and 10,000 shares of common stock for mining property. The shares were valued at their fair market value at the date of issuance which ranged from $6.80 to $18.20 per share. Also during the same twelve months, the Company sold 246,167 shares of its common stock for $344,500 in cash and $700,000 in stock subscriptions receivable.

Because of a subsequent decrease in the market value of the Company=s stock, the Company and shareholder renegotiated the aforementioned transaction. In November 1998, the aforementioned shareholder returned 100,000 shares of stock to the Company for cancellation and in return the company rescinded the $700,000 note, which was previously recorded as stock subscriptions receivable at September 30, 1998. The net effect of the renegotiated stock transaction was a sale of common stock at $1.00 per share for cash only.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 6 - COMMON STOCK (Continued)

During the year ended September 30, 1999, the Company sold 53,500 shares of its common stock valued at $1.20 per share for cash, investment and a short-term note receivable which included 11,000 shares of its common stock to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200. (See Note 5.) An additional 90,000 shares of common stock were sold in January 1999 at $0.80 per share. Also during the year ended September 30, 1999, the Company issued 93,800 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.80 to $1.20.

As part of a settlement agreement with Grand Central Silver Mines, Inc. and other parties, the Company received 72,500 shares of Royal Silver Mines, Inc. stock, which were returned to treasury and cancelled. See Note 11.

During the year ended September 30, 2000, the Company issued 3,125 shares of common stock for services, 110,000 shares of common stock for payment of related party payables and 71,500 shares of common stock for investments. The shares were valued at their fair market value at the date of issuance, which ranged from $0.80 to $1.00.

During the nine months ended June 30, 2001, the Company issued 179,375 shares of common stock to officers, directors, consultants and others for services and 470,000 shares of common stock were issued to officers for investments and cash. The shares were valued at their fair market value at the date of issuance, which ranged from $0.25 to $1.40.

On April 23, 2001, the Board of Directors authorized a 1-for-20 reverse stock split of the company=s $0.01 par value common stock. All references in the accompanying financial statements and notes to the number of common shares and per-share amounts have been restated to reflect the reverse stock split. The Company also approved the increase of its authorized common stock to 100,000,000 shares.

NOTE 7 B PREFERRED STOCK

On April 23, 2001, the Board of Directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of June 30, 2001.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company=s common stock could be awarded based on merit of work performed. As of December 31, 2000, 638 shares of common stock have been awarded under the Plan.

On January 9, 1996, the board of directors approved the issuance of warrants to two of its officers to purchase a total of 15,000 shares for a purchase price of $50.00 per share, exercisable from the date of issuance until January 9, 1999. None of these warrants were exercised before they expired.

On March 22, 1996, the board of directors approved the issuance of warrants to purchase 31,250 shares of common stock of the Company to an investor in partial completion of a private placement of stock. These warrants were exercisable until September 30, 1998, at which time they expired unused.

On April 10, 1996, following the close of the second quarter of fiscal 1996, the board of directors authorized the issuance of 21,034 warrants to unaffiliated investors as part of the private placement of stock. These warrants were exercisable until April 12, 1998 at prices ranging from $50.00 to $52.50 per share. Ultimately, 16,034 of these warrants were issued (but not exercised) for a total amount of $46,568, with the balance of 5,000 warrants expiring unused.

In the quarter ending March 31, 1997, the Company sold 124,550 Aunits@ to unaffiliated investors as part of a private placement of stock. Each unit consisted of a share of the Company=s common stock and one warrant enabling the investor to purchase one additional share of common stock for a purchase price of $25.00 per share during the next two years. None of the warrants were exercised before they expired.

NOTE 9 B COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company=s board of directors may grant common stock to its employees and directors. At June 30, 2001, 72,750 options have been granted under the plan although none have been exercised in the period ending June 30, 2001. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 9 B COMPANY STOCK OPTION AND AWARD PLAN (Continued)

Of the total of 125,000 common stock shares authorized for issuance under the plan, 8,950 shares at values ranging from $6.80 to $18.20 per share were issued to employees and directors during the year ended September 30, 1998 and 62,950 shares at values ranging from $0.80 to $1.40 per share were issued to employees and directors during the year ended September 30, 1999.

Following is a summary of the stock options during the year ended September 30, 2000 and the nine months ended June 30, 2001.

Number of Shares	Weighted Average Exercise Price

Outstanding at 10/1/1999	62,750	$20.60
Granted	-	-
Exercised	-	-
Forfeited	(12,750) ------------	20.00 ---------
Outstanding at 9/30/2000	60,000 ------------	$18.60 ---------
Options exercisable at 9/30/2000	60,000 ------------	$18.60 ---------
Weighted average fair value of options granted during the year ended 9/30/2000	- ------------
Outstanding at 10/1/2000	60,000	$18.60
Granted	-	-
Exercised	-	-
Forfeited	- ------------	- ---------
Outstanding at 6/30/2001	60,000 ------------	$18.60 ---------
Options exercisable at 6/30/2001	60,000 ------------	$18.60 ---------
Weighted average fair value of options granted during the period ended 6/30/2001	- ------------

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff=s lawsuit and let stand the Company=s countersuit alleging fraudulent misrepresentation. Although the plaintiff filed an appeal (regarding the originally filed lawsuit), the Utah Supreme Court rejected the appeal in a judgment rendered on July 31, 2001.

In its countersuit, the Company is seeking both full title to the aforementioned mineral property, compensatory damages as well as punitive damages. The Company believes its countersuit will prevail.

NOTE 11 B SETTLEMENT AGREEMENTS

In July 1998, the Company filed an action in Federal Court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action include the U.S. Environmental Protection Agency, Shoshone County, and Fawcett International. In 1999, the Company elected to write off its interest in the Crescent Mine mineral lease. A final settlement of this matter was reached on June 12, 2001 whereby the Company relinquished any claims it may have to the Crescent Mine under its mineral lease. In return, the Company agreed to cancel common shares it issued to Faucett International pursuant to the lease and received a release and discharge of any claims related to the Crescent Mine from both Shoshone County and the United States Environmental Protection Agency.

In February 1999, the Company entered into a settlement arrangement wherein Grand Central Silver Mines, Inc. (hereinafter AGrand@) transferred equipment, mining claims, and securities (including 22,500 shares of Cadence Resources Corporation stock) to Cadence in full settlement of a $350,000 promissory note (and accrued interest) owed by Grand to Cadence. In connection with the same transaction, the Company transferred to an individual 154,375 shares of Grand common stock (previously held by Cadence) and in turn received from this same individual 50,000 shares of Cadence Resources Corporation common stock and 333,333 shares of Summit Silver, Inc. common stock. While this settlement agreement involved mutual releases of liability for all parties affected, the net effect of the settlement was the Company=s recording losses in 1999 of $247,112 from assets disposed in the second quarter and $810,469 in the third quarter as this transaction was finalized. (See Note 5).

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 11 B SETTLEMENT AGREEMENTS (Continued)

The Company was a defendant in a lawsuit filed by some of its shareholders for alleged financial improprieties. Although the directors of the Company vigorously disputed the plaintiffs= claims, the directors elected to settle this matter out of court in September 1999 after receiving advice from counsel that the costs of defending the litigation would exceed the costs of settling out of court. In the resulting settlement, the Company agreed to pay the plaintiffs $60,000 in cash and in addition, two Company officers agreed to transfer personally owned investments to the plaintiffs. Accordingly, in turn, the Company indemnified the aforementioned corporate officers by transferring to them stock in Summit Silver Mines, Inc. and a mineral property interest in the Imperial Mine. The transaction resulted in a charge to operations of $103,950.

NOTE 12 B LICENSING AGREEMENT

In January 1999, the Company entered into a technology licensing agreement with Integrated Environmental Technologies, LLC (IET), a New York limited liability company, to acquire, develop and exploit mineral deposits using IET technology. IET technology involves high temperature systems that utilize plasma technology for processing materials and includes trade secrets, inventions, (whether patented or unpatented), information, data and experience. Upon completion of agreed upon conditions, the Company was to have been granted a worldwide exclusive license to practice IET technologies necessary for the extraction and recovery of copper from enargite ores and gold and silver from arsenic rich ores or residual process streams from milling and smelting operations not to include certain properties in and around the Yuma, Arizona region. During the year ended September 30, 2000, the Company renegotiated certain terms and conditions of the licensing agreement and assigned its interest in the license agreement to Envirogold LLC. In February, 2001 Envirogold LLC was informed that the license had been withdrawn due to an inability on the part of either party to provide the test feed materials required to prove the viability of the technology for the anticipated application, a condition of the license grant. See Note 5.

NOTE 13 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $209,129 for the nine months ended June 30, 2001 and has an accumulated deficit of $11,094,595 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 13 - GOING CONCERN (Continued)

The Company=s management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

NOTE 14 B RELATED PARTIES

The Company sublets office space on a month to month basis from one of its officers in Walla Walla, Washington for $400 per month. Total rent paid for this office space during the nine months ended June 30, 2001 and the year ended September 30, 2000 was $2,400 and $1,200, respectively.

The Company entered into a mineral lease agreement with Oxford Metallurgical, Inc. for the five-year period ending September 1, 2005. Under this agreement, Oxford receives a leasehold interest in certain mining properties in Kootenai County, Idaho in exchange for semi-annual lease payments of $300 and the maintenance of property and liability insurance on the lease properties. Because Oxford Metallurgical, Inc. is owned by two officers of Cadence, this transaction cannot be considered to be the product of an arms-length negotiation.

Other related party transactions are disclosed in Notes 5 and 12.

Item 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to June 30, 2001, the Company accumulated a deficit of $11,102,595.

At June 30, 2001, $698,847 of the Company's total assets of $880,861 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

Liquidity and Capital Resources. The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June 30, 2001, the Company had negative working capital of $89,785. At September 30, 2000, the Company had negative working capital of $78,422. These amounts represent general deterioration in liquidity and capital resources from the Company=s positive working capital in prior years. The largest single element of negative working capital is accounts payable which increased from $109,115 at September 30, 2000 to $114,627 at June 30, 2001. While sales of the Company=s stock have traditionally constituted its primary source of cash generation, depressed metals prices in recent years have lessened the Company=s ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $5,000 in cash and $159,000 in investments in the nine months ending June 30, 2001, $0 cash in the year ending September 30, 2000, $158,200 cash in the year ending September 30, 1999; and $344,500 in cash in the year ending September 30, 1998. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the third quarter of fiscal 2001, the Company increased its accounts payable by $5,512 while current assets (including cash balances) decreased by $5,851 since September 30, 2000. The Company had no long-term debt at September 30, 2000 or at June 30, 2001.

The Company has estimated that it will need minimal capital resources of approximately $20,000-$25,000 per month to meet its estimated expenditures for fiscal 2001. In recent years, several key members of management, met with experienced financial and investment firms throughout Europe and North America and negotiated preliminary terms and arrangements for capital fund raising. During the fiscal year ending September 30, 1999, the Company raised $158,200 in funds, (primarily through the private placement of shares) and during the fiscal year ending September 30, 1998, the Company raised $344,500 in funds from private placement of its shares. The Company is continuing with the previously described negotiations and various alternatives to raise capital.

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

Results of Operations

Comparison of the Nine Months Ended June 30, 2000 and June 30, 2001, Respectively. General and administrative expenses increased from $157,278 during the first three quarters of fiscal 2000 to $160,436 during the same period of fiscal 2001. This increase is principally due to greater than normal consulting expenses. In the nine months ended June 30, 2000, the Company recorded a loss on disposition and impairment of assets of $25,688, while in the nine months ended June 30, 2001 the loss was $51,284. As a result, during the first three quarters of fiscal 2000 compared to the first nine months of 2001, the net loss increased from $182,662 to $217,129, while the net loss per share decreased from $0.18 per share for the nine months ended June 30, 2000 to $0.15 per share for the corresponding period of 2001. During the nine months ended June 30, 2000, the Company recorded an unrealized gain on investments of $125,715 while the Company recorded an unrealized loss of $136,926 for the corresponding period of 2001. Accordingly, the nine month 2000 comprehensive loss of $56,947 increased to a comprehensive loss of $354,055 for the first nine months of 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff=s lawsuit and let stand the Company=s countersuit alleging fraudulent misrepresentation. Although the plaintiff has filed an appeal (regarding the originally filed lawsuit) with the Utah Supreme Court, the Company believes that the appeal is completely without merit and will not be sustained. On July 31, 2001, the Utah Supreme Court found in favor of the Company and against the plaintiffs.

In its countersuit, the Company will continued to prosecute its countersuit against the plaintiffs. The Company believes its countersuit will prevail.

Item 2. Changes in Securities.

The Company held its annual meeting of shareholders on April 13, 2001, the following item were voted upon:

1. The Company amended the Articles of Incorporation to increase the authorized Common Stock of the Company from 40,000,000 shares, par value $0.01 per share, to 100,000,000 shares of Common Stock, 0.01 par value per share.

2. The Company amended the Articles of Incorporation to authorize ten million shares of Preferred Stock, $0.01 par value per share, for possible issuance from time-to-time and in such series and upon such terms as shall be determined by the Board of Directors.

3. The Company reverse split the issued and outstanding common shares of the Company on a 1 for 20 basis. The authorized capital of the Company was

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on April 13, 2001, the following item were voted upon:

1. The election of three directors (Howard M. Crosby, John Ryan and Kevin Stulp) to succeed those whose terms have expired;

2. Amending the Articles of Incorporation to increase the authorized Common Stock of the Company from 40,000,000 shares, par value $0.01 per share, to 100,000,000 shares of Common Stock, 0.01 par value per share.

3. Amending the Articles of Incorporation to authorize ten million shares of Preferred Stock, $0.01 par value per share, for possible issuance from time-to-time and in such series and upon such terms as shall be determined by the Board of Directors.

4. Reverse split the issued and outstanding common shares of the Company on a 1 for 20 basis. The authorized capital of the Company was not affected thereby.

5. Amending the Articles of Incorporation to change the name of the Company to "Cadence Resources Corporation."

6. Ratification of the appointment of Williams & Webster, Certified Public Accountants, to audit the financial statements of the Company for the year ending September 30, 2001.

All of the foregoing matters were passed by majority of those voting.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 20th day of August, 2001.

CADENCE RESOURCES CORPORATION
By:	/s/ Howard Crosby Howard Crosby Its: Chief Executive Officer