Form 10-K
period 2001-09-30
CADENCE RESOURCES CORP
filed 2002-01-14
CIK 933157

==============================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

__________________________________________

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2001.
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _______

Commission file number 0-25170

CADENCE RESOURCES CORPORATION
(Exact name of Registrant as specified in its charter)

Utah (State of Incorporation)	87-0306609 (I.R.S. Employer I.D.#)

6 East Rose Street
Walla Walla, Washington 99362
Address of principal offices

Registrant's Telephone No.: (509) 526-3491

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value, $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ x ]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ x ]

As of January 11, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price ($0.74) on such date was $1,554,733.

As of January 11, 2002, the Registrant had outstanding 3,343,290 shares of common stock ($0.01 par value).

==============================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Cadence Resources Corporation, formerly Royal Silver Mines, Inc. (the"Company") is a start-up oil and gas exploration company formed under the laws of the State of Utah on July 8, 1969, originally for the purpose of purchasing, developing and operating mineral properties and leases. In July 2001 the Company underwent a restructuring and refocused on the acquisition, exploration and development of oil and gas properties, generally through leases of the prospective property. The Company is currently not earning any revenues and intends to engage in the exploration of oil and gas leases it has acquired in Texas and Louisiana. As of the date hereof, the Company has not generated any revenues from the sale of oil or gas.

The Company changed its name from Royal Silver Mines, Inc. to Cadence Resources Corporation on May 2, 2001 upon obtaining approval from its shareholders and amending its articles of incorporation with the State of Utah.

On April 23, 2001, the Board of Directors authorized a 1-for-20 reverse stock split of the Company's $0.01 par value common stock which subsequently also gained shareholder approval. All references in the accompanying financial statements and notes to the number of common shares and per-share amounts have been restated to reflect the reverse stock split. The Company shareholders also approved the increase of its authorized common stock to 100,000,000 shares.

Celebration Mining Company ("Celebration"), a wholly owned subsidiary of the Company, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994, as a Washington corporation. Celebration has not yet realized any revenues from its planned operations. Celebration holds most of the remaining mineral property interests of the Company which includes properties more fully described below. It is the intention of the Company to transfer any remaining mineral property interests to Celebration in the first calendar quarter of 2002 and, upon shareholder approval, possibly spinning off Celebration to the existing shareholders of Cadence.

Existing Oil and Gas Leasehold Interests

De Soto Parish, Louisiana

Since September 30, 2001, the Company has completed the acquisition of 15,020 acres of year"paid up" leases on over 2000 contiguous acres in three sections in DeSoto Parish, LA. The leases were acquired from the landowners of record in DeSoto Parish. The Company paid approximately $100.00 per acre to acquire the leases. The Company owns 100% of the working interest in each lease and 79.25% of the net revenue interest in each lease. There is a 18.75% royalty interest and 2% overriding royalty on each lease. The lease covers the formations from the surface to the center of the earth.

Geologically, the DeSoto Parish properties are located on the southeast side of the Sabine Uplift. The Sabine Uplift has influenced hundreds of square miles of cretaceous and younger rocks in northeast Texas and Louisiana.

The Company will be targeting two deeper formations, the Houston and the Cotton Valley. The Houston formation is a sand and shale sequence which demonstrates tight gas bearing sands in thick intervals.

The Company has not begun drilling operations on the property as of the date hereof.

Wilbarger County, Texas

On October 12, 2001, the Company acquired an Exploration License and Option to Lease on 640 acres located in Wilbarger County, Texas from the W. T. Waggoner Estate. The property is located some 13 miles southeast of the town of Vernon, Texas. The Company paid $6,000 for the exploration license and option to lease. The lease covers the formations from the surface to earth.

The Company owns 100% of the working interest in the property and 76% of the net revenue interest in the lease. The property is subject to a 20% royalty interest and a 4% overriding royalty interest. The Company plans to drill its initial exploration well to a formation at about 3900 feet. As of the date hereof, drilling operations have not commenced.

The geology of this part of northeast Texas consists of Permian and Leonardon shales and sands. The major geologic feature is the Red River Arch, which is also sometimes known as the Electra Arch.

Subsequent to the acquisition of the exploration license, the Company in November of 2001 conducted additional seismic surveys over the target to better understand the geology of the subsurface target. Three dimensional processing of the seismic that was acquired has better defined the drilling target. The company plans to drill an initial test well on this pinnacle reef prospect in the first quarter of 2002.

The Company does not intend to acquire additional oil and gas leases until it has initiated drilling operations on its existing leases.

Retention of Experts

Company's management does not have expertise in the area of oil and gas exploration. Accordingly, the Company has engaged third party geologists who have been largely responsible for the evaluation and recommendation for acquisition of the existing leases of the Company. The Company has and will in the future retain drilling contractors, technicians, other geologists, and engineers to direct the drilling and completion of oil and gas wells on its leases, and to aid in the acquisition and evaluation of other properties.

Techniques of Evaluating Prospective Properties

The Company has undertaken detailed geological surveys and analysis combined with advanced seismic exploration techniques to identify its leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area, past seismic data generated by other entities, and other sources. Most of this information is either purchased from the company that generated the data or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical, acoustic, and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. The Company may have access to the well logs and decline curves from existing operating wells. Well logs allow the Company to calculate an original oil or gas volume in place while decline curves from production history allow the Company to calculate remaining proved producing reserves. There are no proven reserves on the Company leases.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower or higher prices being paid for the variant oil.

Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry which will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well-head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking up the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners.

The Company in most instances will be a working interest owner. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market when ever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Oil and Gas Leases

The principal activity for the Company in 2002 will be the exploration its existing oil and gas leases. However, in the future it is likely the Company will again begin to acquire other oil and gas interests. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a land owner or oil company. Currently, as of the date of this report, the Company is not engaged in any bidding processes and does not intend to do so until exploration of its existing oil and gas leases has been completed.

In the future, if the Company does proceed with further acquisitions, it intends to do so in the following three phases:

Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office (if applicable)will be made prior to calculation of a bid price for the tract or field. Bid prices are also often determined by the "going rate" in the area at the time.

Phase 2. Submission of Bids. In the case of properties owned by individual land owners the Company will generally hire a third party landman familiar with the local area who will then contact the local land owners of the prospective tracts and negotiate leases on each individual property that are part of the tract. If the tract is owned or under lease by an oil company, generally a member of management or a consultant to the Company will contact the oil company and submit a bid. Some of these tracts are also put up for auction. At this stage the Company would prefer not to participate in auctions because it believes highly prospective properties may be obtained on better terms outside of the auction venue, and because of its low capital in hand, it is at a competitive disadvantage with other prospective bidders.

Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. The property will then be readied for drill-testing by conducting further exploration which may include added seismic work and other testing.

In connection with the acquisition of an oil and gas lease for work-over operations, the Company may be able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company will agree to assume the obligation to plug and abandon the well in the event the Company determines that reworking operations are either too expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

As noted above, major oil companies often place oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company has not initiated a search for additional leases and does not intend to do so until it raises additional capital and completes its evaluation of its existing properties. The Company intends to raise additional capital through loans, from cash flow from its existing oil and gas leases if they can be profitably developed, or through the sale of equity securities.

There is no assurance that the Company will ever raise such additional capital, or achieve revenue from its existing properties. If the Company is unable to raise such capital, or achieve profitable production, it may have to cease operations.

Competition

The oil and gas industry is highly competitive. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of the Company's competitors have greater financial, personnel and other resources than does the Company and therefore have greater leverage and a competitive advantage in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof on the Company cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is"deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

The Company's operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases the Company's cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. The Company can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by the Company's ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

- the construction of natural gas pipeline facilities, and
- the rates for transportation of these products in interstate commerce.

The Company's possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. The Company cannot predict what further action the FERC will take on these matters. However, the Company does not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which the Company might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. The Company does not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

Regulation of Drilling and Production. The Company's proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

- the amounts and types of substances and materials that may be released into the environment,
- the discharge and disposition of waste materials,
- the reclamation and abandonment of wells and facility sites, and
- the remediation of contaminated sites,

and require:

- permits for drilling operations,
- drilling bonds, and
- reports concerning operations.

Texas and Louisiana law contains:

- provisions for the unitization or pooling of oil and natural gas properties,
- the establishment of maximum rates of production from oil and natural gas wells, and
- the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. The Company's operations are affected by the various state, local and federal environmental laws and regulations, including the:

- Clean Air Act,
- Oil Pollution Act of 1990,
- Federal Water Pollution Control Act,
- Resource Conservation and Recovery Act ("RCRA"),
- Toxic Substances Control Act, and
- Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

- drilling,
- development and production operations,
- activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
- use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

- unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
- capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and
- capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, the Company is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Company does not believe that changes to these regulations will have a significant negative affect on its operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Company does not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

- a "generator" or "transporter" of hazardous waste, or
- an"owner" or"operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Company will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

- the "owner" or "operator" of the site where hazardous substances have been released, and
- companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, the Company could generate waste that may fall within CERCLA's definition of a"hazardous substance". As a result, the Company may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law the Company could be required to:

- remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
- clean up contaminated property, including contaminated groundwater, or
- perform remedial plugging operations to prevent future contamination.

The Company could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, the Company believes that because it will initially be drilling and operating a small number of oil or gas wells, compliance with the foregoing regulations will not have any material adverse affect upon the Company. Further, the Company believes it will only spend minimal amounts of money to comply therewith in connection with its proposed wells.

Mineral Property Interests

The Company has retained several mineral properties, the most important being the Vipont Mine, located in Northwest Utah. This property was acquired in October 1994 when Celebration and United Silver Mine, Inc., (United) entered into a joint venture agreement, whereby Celebration could acquire up to an 80% interest in the property. Under the terms of the agreement, United was to contribute real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture. Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note.

Although additional expenditures have been made on the property through September 30, 1998, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property at the time of this report. However, the above joint venture agreement has been effectively dissolved and has ceased existence as a result to ongoing litigation which was initiated by Thomas Miller, a principal of United. The Company counterclaimed against Miller et. al. This litigation is more fully described below. See Item 3, "Legal Proceedings".

The Company has retained several groups of unpatented mining claims in the Coeur d'Alene Mining District of North Idaho. The Company, directly and through its subsidiary Celebration Mining Company, holds forty-three unpatented mining claims in four distinct groups called the Kil Group, West Mullan Group, South Galena Group, and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. Subsequent to the fiscal year end of the Company, on October 31, 2001, sold the Kil Group and West Mullan Group of claims to Caledonia Silver-Lead Mines, Inc. ("Caledonia"), in a transaction which is not considered arms-length because officers and directors of the Company are also officers and directors of Caledoniaicers of Caledonia.

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

The Company's proposed future mining activities will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The sections above titled "Competition", "Governmental Regulation" and "Environmental Regulations" are equally relevant to the minerals industry and investors are encouraged to carefully review these sections.

Company's Office

The Company's office is located at 6 East Rose Street, Walla Walla, WA 99362. The Company leases the space from Coldwell Banker Commercial at the monthly lease rate of $400. The Company signed a three year lease agreement commencing June, 2001.

Employees

The Company is a development stage company and currently has no employees other than its Officers and Directors. It employs a number of third party independent contractors on an "as-needed" day rate basis. It currently provides no medical or retirement benefits to its Officers and Directors, or to those engaged as consultants.

RISK FACTORS

Note: These risk factors are primarily focused on the oil & gas activities of the Company, since that is to be the primary focus of the Company in the future. However, most of the risk factors discussed below are applicable to the mineral industry as well since both industries are of an extractive nature and involve similar steps of exploration, discovery, facilities construction, and production.

1. The Company is an exploration stage company and has no known oil or gas reserves. The Company is currently incurring losses in its operations and may continue to sustain losses and accumulate deficits in the future.

2. The Company may not discover any oil or gas on its property. The search for oil and gas is risky. The Company will not know what is underground until it drills a well. As such, there may be no oil and gas under the Company's leases. Accordingly, the Company may not discover any oil or gas.

3. Volatility of Oil and Gas Markets. In the past few years, the price of oil and gas has been volatile and is likely to remain so. During the last five years the price of oil has fluctuated from a low of approximately $11.00 per barrel to a high of approximately $36.00 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $9.00 per 1,000 cubic feet. At the present time the price of oil is near $17.75 per barrel. The price of natural gas is near $2.12 per 1,000 cubic feet. There is no assurance that in the future prices for oil and gas production will stabilize at current rates and not be much lower. Lower prices may make the Company projects described herein unprofitable, either on an operating basis, a capital cost basis, or both.

4. Availability of Suitable Prospects or Producing Properties. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The state of the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. See"Business - Competition." The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company, or that the Company can sell its current prospects, or that the Company can obtain financing for or find participants to join in the development of its prospects.

5. Title to Properties. It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. The Company intends to follow this custom. If the title to the prospects should prove to be defective, the Company could lose the costs of acquisition, or incur substantial costs for curative title work.

6. Shut-in Wells and Curtailed Production. Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where the Company's operations will be conducted. In such event, it is possible that there will be no market or a very limited market for the Company's prospects. It is customary in many portions of Louisiana and Texas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.

7. Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. The Company currently does not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas. See"Business - Government Regulations."

8. Lack of Insurance. The Company does not maintain any insurance against losses or liabilities which may arise from operations. The Company also does not have a "key man" life insurance policy in place, or Errors and Omissions coverage. The Company will likely add these insurances if and when it achieves profitable cash flow from its projects if such insurance is available at a reasonable cost.

9. Federal and State Taxation. Federal and state income tax laws are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which the Company may conduct oil and gas activities also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which adversely affects the Company.

10. Government Regulation. The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective. See "Business - Governmental Regulations."

11. Because the Company's common stock is a"penny stock," investors may not be able to resell their shares and may have limited access to information about the Company. The Company's common stock is defined as a"penny stock," under the Securities Exchange Act of 1934, and its rules. Because the Company's common stock is a "penny stock," investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company's securities to persons other than accredited investors. As a result, fewer broker-dealers are willing to make a market in the Company's common stock and investors may not be able to resell their shares. Further, news and analyst coverage regarding penny stock is extremely limited, if non-existent. As a result, investors may find that the only information about the Company will be from reports filed with the Securities and Exchange Commission. See "Market Price for Common Equity and Other Shareholder Matters."

12. Write-downs and Limits on Accuracy of Reserve Estimates. Although the Company currently has no reserves, if it develops or acquires such in the future, investors are cautioned that oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of future net revenues and the present value of such revenues are based on the price and costs at the effective date of the estimate. These estimates may not prove to have been correct over time. Declines and/or swings in oil and gas prices may also require the Company to adjust, write-down, or write-off the value of oil and gas reserves it may develop or acquire in the future.

13. Need for Additional Key Personnel. At the present, the Company employs no full time employees. In order to drill a well on its property, the Company will have to hire a drilling contractor. The Company believes that it has sufficient funds to commence its drilling operations, but not enough money to complete its well, should oil and/or gas be discovered. At the present time the Company has insufficient revenues to hire a geologist or engineer on a permanent basis and must rely on consultants paid on a daily rate basis. There is no assurance that it will be able to hire and retain such personnel in the future. If the Company is unable to engage and retain the necessary personnel, its business could be materially and adversely affected.

14. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present time, upon the personal efforts and abilities of its President and Chairman, Howard Crosby; its Director, Kevin Stulp; and, its Secretary/Treasurer and Director, John Ryan. The loss of any one of the foregoing could adversely effect the Company's operations. While the foregoing will exercise control over the day to day affairs of the Company, they will also be devoting limited time to the Company's activities, approximately 50% of their active work time. The Company does not have employment agreements with any of its officers and directors, nor does the Company maintain key-person insurance for any officer or director. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

15. Need for Subsequent Funding. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company believes that it has adequate funds available to drill and complete one well on its lease in Texas. It will need other funding to drill further wells in Texas and in Louisiana. The Company's continued operations therefore depend upon its ability to raise additional funds through bank borrowings, cash flow from production (if successful in its exploration) or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

16. Non-Arms's Length Transaction. The purchase price of some of the stock issued to the Company's officers and directors was not at arm's length, but was determined by the Company's board of directors to be enough money to continue to fund the Company on a quarter-to-quarter basis. Subsequent sales of shares were arm's length and were intended to raise enough capital to acquire its current leases. See "Principal Shareholders."

17. Indemnification of Officers and Directors for Securities Liabilities. The Articles and Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Utah Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

18. Public Market for Securities. There is a limited public market for the Company's common stock. The Company's common stock is owned by several thousand persons and is well distributed. However, the Company's common stock is not traded on a national listed market or on the NASDAQ NMS or Small Cap market. Instead, it trades on the OTC Bulletin Board under the symbol "CDNR". The OTC Bulletin Board is operated by the NASD but is a thin market characterized by large spreads and lacks the liquidity with which many investors may be more familiar.

19. No Cumulative Voting or Preemptive Rights. There are no preemptive rights in connection with the Company's Common Stock and cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. See "Description of the Securities."

20. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase of the securities. See "Dividend Policy."

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company's oil and gas leasehold properties are described above in Item 1. The Company's remaining mineral properties are also described in Item 1. The Company rents office space at 6 East Rose Street, Walla Walla, WA at the rate of $400 per month. Its lease on that office space expires June, 2004.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending or threatened litigation except that described below. To its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

Vipont Mine

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

SETTLEMENT AGREEMENTS

Crescent Mine

In July 1998, the Company filed an action in Federal Court in Boise, Idaho for declaratory judgment regarding the validity of its Crescent Mine mineral lease. Defendants in the action included the U.S. Environmental Protection Agency, Shoshone County, and Fausett International. In 1999, the Company elected to write off its interest in the Crescent Mine mineral lease. A final settlement of this matter was reached on June 12, 2001 whereby the Company relinquished any claims it may have to the Crescent Mine under its mineral lease. In return, Fausett International agreed to return common shares it received pursuant to the lease which were then cancelled by the Company. The Company received a release and discharge of any claims related to the Crescent Mine from both Shoshone County and the United States Environmental Protection Agency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting on April 23, 2001. At that meeting the following items were approved by its shareholders:

Approved a name change from "Royal Silver Mines, Inc." to "Cadence Resources Corporation".

Approved an amendment to the Articles of Incorporation increasing its authorized common stock to 100,000,000 shares of par value $0.01.

Approved an amendment to the Articles of Incorporation creating a class of preferred stock of 20,000,000 shares of par value $0.01. The terms of the preferred shares may be set by the Board of Directors without further shareholder approval.

Approved a 1-for-20 reverse split of the issued and outstanding shares of the Company.

Approved the accounting firm of Williams and Webster, P.S. of Spokane, WA as auditors of the Company until the next annual meeting.

Elected Howard Crosby, Kevin Stulp, and John Ryan to the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's common shares are traded on the OTC Bulletin Board Operated by the National Association of Securities Dealers, Inc. Prior to the name change to Cadence Resources Corporation the shares traded under the symbol"RSMI." Since the name change was made effective in May, 2001 the stock has traded under the symbol "CDNR".

The prices listed below were obtained from the National Association of Securities Dealers, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period September 30, 1999, through September 30, 2001. These bid prices are over-the-counter market quotations based on inter-dealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:

Fiscal Quarter Ended	High Bid($)	Low Bid ($)
September 30, 1999 December 31, 1999 March 31, 2000 June 30, 2000 September 30, 2000 December 31, 2000 March 31, 2001 June 30, 2001 September 30, 2001	2.40 1.80 2.00 2.40 1.80 1.20 0.60 0.70 1.49	1.80 1.00 1.20 1.60 1.00 0.40 0.40 0.20 0.38

On January 4, 2002, the average of the high bid and low ask quotation for the Company's common shares as quoted on the Bulletin Board was $0.695.

The approximate number of holders of common stock of record on January 4, 2002, was approximately 374. A large number of additional shareholders hold their stock in "street name". The Company cannot ascertain the exact number of such shareholders.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

The Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers to sell their shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to understanding of the function of the penny stock market, such as"bid" and"offer" quotes, a dealers"spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.
	09/30/01 (Audited)		09/30/00 (Audited)		09/30/99 (Audited)		09/30/98 (Audited)		09/30/97 (Audited)
Statement of Operations and Accumulated Deficit Data:
Revenues Operating Expenses Net loss Net Loss per share	$ $ $ $	0 326,084 (875,215) (0.55)	$ $ $ $	0 142,801 (428,320) (0.40)	$ $ $ $	0 351,522 (2,991,050) (1.60)	$ $ $ $	0 1,063,715 (2,637,568) (3.20)	$ $ $ $	0 1,558,823 (1,770,771) (2.80)
Balance Sheet Data:
Work Capital (Deficit) Total Assets Long-term Debt Stockholders' Equity	$ $ $ $	(76,451) 664,639 0 312,551	$ $ $ $	(78,422) 969,254 0 860,139	$ $ $ $	(93,456) 1,296,126 0 1,174,523	$ $ $ $	303,600 3,982,592 0 3,913,777	$ $ $ $	671,355 5,891,527 0 5,850,186

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has not had revenues from operations during the last two years.

The Company intends to spend its existing cash on exploration on its existing oil and gas lease in Texas. The Company does not intend to acquire any additional oil and gas leases until it completes exploration operations on its existing leases in Texas and Louisiana. The Company intends to initiate its drilling operations within the next four months and believes that it will complete its drilling operations within the next eighteen months. This time schedule is dependant upon raising sufficient capital to fund its drilling and completion of successful wells, if any. Currently, the Company does not have adequate funds to commence drilling operations.

The Company will need additional capital to drill its wells. The amount of capital required is dependant on the success it has on its earliest wells because the Company anticipates funding some future drilling of wells from cash flow out of these earlier wells if they are commercially successful. The Company hopes to reduce its dependence on new finances by completing its initial drilling operation. Income from the sale of oil or gas will then be applied to the Company's plan to drill and complete other wells. There is no assurance, however, the Company's initial drilling operation will prove successful. If it does not prove successful, the Company will have to rely upon future new finances in order to continue its operations.

The Company may sell a portion of the working interest in each well to investors in order to raise the capital to drill the well. The Company is also able to raise the risk capital to drill the well from outside investors and thus the "dry hole risk" to the Company is reduced if not totally eliminated. The major disadvantage is that the Company will give up a percentage of its future cash flow to the working interest investors which will reduce Company revenues and profits in the future from successful wells. Because of the overall advantages and benefits of "working interest financing", the Board has chosen to make use of such technique on its initial wells, and may continue to use this tool on a broad scale in the future.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated until it successfully completes at least one producing oil or gas well. Accordingly, the Company must raise cash from sources other than the sale of oil or gas found on its property. That cash must be raised from other sources. The Company's only other source for cash at this time are investments or loans by others in the Company. The Company must raise cash to complete its well and stay in business.

The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See"Business."

The Company does not intend to purchase a plant or significant equipment. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

The Company does not expect to earn revenues until it begins recovering oil and/or gas.

ITEM 8. FINANCIAL STATEMENTS.

CADENCE RESOURCES CORPORATION

(Formerly Royal Silver Mines, Inc.)

CONTENTS
Independent Auditor's Report	F-1
Balance Sheets Statements of Operations Statements of Stockholders' Equity Statements of Cash Flows	F-2 F-4 F-5 F-7
Notes to the Financial Statements	F-9

The Board of Directors
Cadence Resources Corporation
(formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
Walla Walla, Washington

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (an exploration stage company) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the year ended September 30, 1999 and from inception of the exploration stage on July 1, 2001 through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of September 30, 2001 and 2000, and the results of its operations and cash flows for the years then ended and for the year ended September 30, 1999 and from inception of the exploration stage on July 1, 2001 through September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 8, 2002

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS
	September 30,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$191,684	$15,915
Notes receivable	18,000	14,628
Prepaid mineral leases	82,155	-
Prepaid rent	1,275	-
Deposit	425	150
TOTAL CURRENT ASSETS	293,539	30,693
PROPERTY AND EQUIPMENT
Furniture and equipment	1,440	1,440
Less accumulated depreciation	(1,440)	(1,404)
TOTAL PROPERTY AND EQUIPMENT	-	36
OTHER ASSETS
Investments	104,343	236,428
NONCURRENT ASSETS
Net assets of discontinued operations	266,757	702,097
TOTAL ASSETS	$664,639 ============	$969,254 ============

The accompanying notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS
	September 30,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$158,857	$109,115
Payable to related party	8,231	-
Accrued compensation	50,000	-
TOTAL CURRENT LIABILITIES	217,088	109,115
LONG TERM DEBT
Notes payable - related parties	135,000	-
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 2,453,890 and 1,199,607 shares issued and outstanding, respectively	24,539	11,996
Additional paid-in capital	12,198,855	11,767,998
Pre-exploration stage accumulated deficit	(11,102,595)	(10,885,466)
Deficit accumulated during exploration stage	(658,086)	-
Accumulated other comprehensive loss	(150,162)	(34,389)
TOTAL STOCKHOLDERS' EQUITY	312,551	860,139
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$664,639 ============	$969,254 ============

The accompanying notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
				Period From July 1, 2001 (Inception of Exploration Stage) Through September 30, 2000
	Year Ended September 30,
	2001	2000	1999
REVENUES	$-	$-	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	402	8,440	30,493	-
Officers' and directors' compensation	80,250	22,000	41,500	66,500
General and administrative	245,432	112,361	279,529	92,718
Total expenses	326,084	142,801	351,522	159,218
OPERATING LOSS	(326,084)	(142,801)	(351,522)	(159,218)
Interest income	100	324	24	23
Interest expense	(25,711)	-	-	(20,225)
Loss on disposition and impairment of assets	(82,482)	(23,714)	-	(39,057)
Total other income (expense)	(108,093)	(23,390)	24	(59,259)
LOSS BEFORE TAXES	(434,177)	(166,191)	(351,498)	(218,477)
INCOME TAXES	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(434,177)	(166,191)	(351,498)	(218,477)
LOSS FROM DISCONTINUED OPERATIONS
Loss from mining operations (net of income taxes of $0)	(441,038)	(262,129)	(2,639,552)	(439,609)
NET LOSS	(875,215)	(428,320)	(2,991,050)	(658,086)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on market value of investments	(115,773)	(34,389)	-	21,153
COMPREHENSIVE LOSS	$(990,988) ==========	$(462,709) ==========	$(2,991,050) ==========	$(636,933) ==========
LOSS PER COMMON SHARE BASIC AND DILUTED:
Net loss from continuing operations	$(0.27)	(0.15)	(0.36)	(0.12)
Net loss form discontinued operations	(0.28)	(0.25)	(2.69)	(0.23)
NET LOSS PER COMMON SHARE	$(0.55) ==========	$(0.40) ==========	$(3.05) ==========	$(0.35) ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,548,785 ==========	1,060,558 ==========	980,787 ==========	1,882,657 ==========

The accompanying notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Subscription Receivable		Pre-Exploration Stage Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance, September 30, 1998	950,182	$9,502	$12,070,371		$(700,000)	$(7,466,096)	$-	$3,913,777
Issuance of shares to officers, directors and consultants for services at prices varying from $0.80 per share to $1.20 per share	93,800	938	107,291		-	-	-	108,229
Issuance of shares for cash, investment and receivable at approximately $1.44 per share	53,500	535	76,665		(50,000)	-	-	27,200
Shares returned to treasury for cancellation of receivable	(100,000)	(1,000)	(699,000)		700,000	-	-	-
Stock issuance costs	-	-	(133)		-	-	-	(133)
Issuance of shares for cash at prices varying from $0.80 per share to $1.40 per share	90,000	900	80,100		-	-	-	81,000
Payment of stock subscription	-	-	-		50,000	-	-	50,000
Shares returned to treasury for cancellation of receivable and exchange of investments	(72,500)	(725)	(13,775)		-	-	-	(14,500)
Net loss for year ended September 30, 1999	-	-	-		-	(2,991,050)	-	(2,991,050)
Balance, September 30, 1999	1,014,982	10,150	11,621,519		-	(10,457,146)	-	1,174,523
Shares issued to consultants for services at $1.00 per share	3,125	31	3,094		-	-	-	3,125
Shares issued to officers for debt at $0.80 per share	110,000	1,100	86,900		-	-	-	88,000
Shares issued to officers for investment at $0.80 per share	71,500	715	56,485		-	-	-	57,200
Net loss for the year ended September 30, 2000	-	-	-		-	(428,320)	(34,389)	(462,709)
Balance, September 30, 2000	1,199,607	11,996	11,767,998		-	(10,885,466)	(34,389)	860,139
Shares issued to consultants and others for services at prices varying from $0.30 to $1.40 per share	174,375	1,744	95,656		-	-	-	97,400
Shares issued to officers for investments at $0.40 per share	310,000	3,100	120,900		-	-	-	124,000
Shares issued to officers for investment and cash at $0.25 per share	160,000	1,600	38,400		-	-	-	40,000
Balance forward	1,843,982 ==========	$18,440 ==========	$12,022,954 =============	$	- ============	$(10,885,466) =============	$(34,389) ==========	$1,121,539 ==========

The accompany notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Subscription Receivable		Pre-Exploration Stage Accumulated Deficit	Deficit Accumulated During Exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Amount
Balance forward	1,843,982	$18,440	$12,022,954		$-	$(10,885,466)	-	$(34,389)	$1,121,539
Shares issued to officers and directors for services at $0.25 to $0.30 per share	110,000	1,100	29,150		-	-	-	-	30,250
Adjustment for fractional shares issued	4,074	41	(41)		-	-	-	-	-
Shares issued for loan consideration at $0.30 per share	62,500	625	18,125		-	-	-	-	18,750
Shares issued for cash at $0.30 per share	393,334	3,933	114,067		-	-	-	-	118,000
Shares issued for marketing services at $0.30 per share	40,000	400	14,600		-	-	-	-	15,000
Net loss for year ended September 30, 2001	-	-	-		-	(217,129)	(658,086)	-	(875,215)
Unrealized loss on market value of investments	-	-	-		-	-	-	(115,773)	(115,773)

Balance, September 30, 2001	2,453,890 ==========	$24,539 ==========	$12,198,855 ===========	$	- ==========	$(11,102,595) ===========	$(658,086) ==========	$(150,162) ==========	$312,551 ==========

The accompany notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS
				Period from July 1, 2001 Exploration Stage) September 30, 2001
	Year Ended September 30,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(875,215)	$(428,320)	$(2,991,050)	$(658,086)
Discontinued operations	441,038	251,947	1,323,617	439,609
Adjustments to reconcile net loss to net cash used by operating activities:
Investment given for officers' compensation	-	5,000	-	-
Loss (gain) on sale of equipment	(115)	86,284	-	-
Loss on sale of investments	85,446	-	-	39,057
Equipment traded for services	-	4,137	-	-
Depreciation and amortization	402	8,440	30,493	-
Issuance of common stock for services	142,650	3,125	108,229	46,500
Issuance of common stock for loan consideration	18,750	-	-	18,750
Loss on devaluation of investments	8,000	-	-	-
Loss on devalution of assets, discontinued operations	-	-	1,123,247	-
Changes in assets and liabilities:
Note receivable	(15,000)	(14,628)	350,000	(15,000)
Deposit	(275)	(150)	-	-
Interest receivable	-	-	17,106	-
Prepaid expenses	(83,430)	-	2,162	(80,880)
Accounts payable	49,742	31,512	11,788	44,230
Accrued expenses	50,000	-	41,000	50,000
Payable to related parties	8,231	44,000	-	8,231
Net cash provided (used) by operating activities	(169,776)	(8,653)	16,592	(107,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(7,908)	(152,752)	(119,088)	(3,508)
Purchase and development of mineral properties	-	-	(45,000)	-
Purchase of fixed assets	-	-	(112,500)	-
Sale of fixed assets	3,000	-	-	-
Sale of investments	92,453	149,173	141,429	42,542
Net cash provided (used) by investing activities	87,545	(3,579)	(135,159)	39,034

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance and offering costs	-	-	(14,633)	-
Proceeds from notes payable - related parties	135,000	-	-	135,000
Issuance of common stock for cash	123,000	-	158,200	118,000
Net cash provided by financing activities	258,000	-	143,567	253,000
Net increase (decrease) in cash	$175,769	$(12,232)	$25,000	$184,445

The accompany notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION (FORMERLY ROYAL SILVER MINES, INC.) (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS

				Period from July 1, 2001 (Inception of Exploration Stage) through September 30, 2001
	Year Ended September 30,
	2001	2000	1999

Net increase (decrease) in cash (balance forward)	$175,769	$(12,232)	$25,000	$184,445

Cash, beginning of period	15,915	28,147	3,147	7,239

Cash, end of period	$191,684 ============	$15,915 ============	$28,147 ============	$191,684 ============

Supplemental cash flow disclosure:

Income taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued for services rendered	$142,650	$-	$108,229	$30,000
Common stock issued in exchange for investments	$159,000	$-	$7,200	$-
Common stock issued for payment to related party	$-	$88,000	$-	$-
Common stock issued for loan consideration	$18,750	$-	$-	18,750
Investment given for officers' compensation	$-	$5,000	$-	$-

The accompany notes are an integral part of these financial statements.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) hereinafter ("Cadence" or the Company) was incorporated in April of 1969 under the laws of the State of Utah primarily for the purpose of acquiring and developing mineral properties. The Company changed its name from Royal Silver Mines, Inc. to Cadence Resources Corporation on May 2, 2001 upon obtaining approval from its shareholders and filing an amendment to its Articles of Incorporation. The Company shall be referred to as "Cadence" or "Cadence Resources Corporation" even though the events described may have occurred while the Company's name was "Royal Silver Mines, Inc." The Company has elected a September 30 fiscal year-end.

On July 1, 2001, Cadence developed a plan for acquisition, exploration and development of oil and gas properties and accordingly began a new exploration stage as an energy project development company. Prior to this, Cadence conducted its business as a "junior" mineral resource company, meaning that it intended to receive income from property sales or joint ventures of its mineral projects with larger companies. The Company continues to hold several mineral properties, which are described in Note 3. The Company intends to either sell or lease these projects to third parties, but there is no guarantee that the Company will be successful in this endeavor.

Celebration Mining Company ("Celebration"), currently a wholly owned subsidiary of Cadence, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994 as a Washington corporation. Celebration has not yet realized any revenues from its planned operations.

On August 8, 1995, Cadence and Celebration completed an agreement and plan of reorganization whereby the Company issued 207,188 shares of its common stock and 72,750 warrants in exchange for all of the outstanding common stock of Celebration. Pursuant to the reorganization, the name of the Company was changed to Royal Silver Mines, Inc. Immediately prior to the agreement and plan of reorganization, the Company had 118,773 common shares issued and outstanding.

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

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company has elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $266,757 at September 30, 2001, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See Note 3.

The $82,155 cost of prepaid mineral leases included in the accompanying balance sheet as of September 30, 2001 is related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

The Company is seeking additional capital through a private placement of its stock, or other debt. Management plans to use the majority of such financing proceeds for landhold acquisition, and on drilling and possible completion of an oil well project in Texas. Management also plans to conduct a second financing, larger than the first, the proceeds of which will be used for drilling of wells on the Company's leased oil and gas property in Louisiana. Management believes that such financing proceeds will enable the Company to continue its operations. However, there are inherent uncertainties in fund raising and in the sales of excess assets and management cannot provide assurances that it will be successful in these endeavors. Furthermore, the Company is in the exploration stage, as it has not realized any significant revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Cadence Resources Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

F-31

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Exploration Stage

The Company began a new exploration stage concerning the exploration of oil and gas leases on July 1, 2001 and has not commenced the sale of any products.

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

Mineral Properties

Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At September 30, 2001, the cost of the Company's mineral properties is included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from mining to oil and gas.

Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. Property leases are expensed ratably over the life of the lease.

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proven property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any unrecorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Provision For Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision For Taxes (Continued)

At September 30, 2001, the Company had net deferred tax assets of approximately $904,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $6,048,000, which expire in the years 2001 through 2021. Additionally, the Company has capital loss carryovers of approximately $5,142,000.

Environmental Remediation and Compliance

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At September 30, 2001, the Company had no accrued liabilities for compliance with environmental regulations.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1999, fiscal 2000, and fiscal 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 2001. See Note 3.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Accounting Standards

The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Investments

Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Revenue Recognition

As noted in its statement of operations, Cadence has not produced any revenue in the years ended September 30, 2001, 2000 or 1999. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

Principles of Consolidation

The financial statements include those of Cadence Resources Corporation and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Cadence Resources Corporation was the successor by merger to Celebration Mining Company.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit and net losses presented.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted both of these accounting standards, and the adoption of SFAS 131 had no effect on the Company's financial statements and disclosures. The adoption of SFAS 130, regarding other comprehensive income, is reflected in the accompanying financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)

In June 2001, the FASB issued SFAS No. 141,"Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The adoption of these standards is not anticipated to have any material effect on the Company's financial statements.

Concentration of Risk

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Although the financial institutions are considered creditworthy and have not experienced any losses on its deposits, at September 30, 2001, the Company's cash balance at one financial institution exceeded Federal Deposit Insurance Corporation (FDIC) limits by $13,881.

NOTE 3 - MINERAL PROPERTIES

The Company's mineral properties are being disposed of as discontinued operations pursuant to the Company's adoption of the plan for a new development stage concerning natural resource properties on July 1, 2001.

Mineral Properties in North Idaho

The Company, directly and through its subsidiary Celebration Mining Company, holds forty-three unpatented mining claims in the Coeur d'Alene Mining District in four distinct groups called the Kil Group, West Mullan Group, South Galena Group, and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. The majority of these claims were written off as permanently impaired at September 30, 2001.

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

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 3 - MINERAL PROPERTIES (Continued)

Mineral Properties in North Idaho (Continued)

Subsequent to the end of the fiscal year, the Company on October 31, 2001 sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was 3,501,980 shares of the common stock of Caledonia, having an estimated market value of $0.10 per share and valued at $350,198.

In October 1994 the Company entered into a lease agreement with Fausett International, Inc. covering the Crescent Mine located in Shoshone County, Idaho. The validity of this lease was challenged by both the Environmental Protection Agency and Shoshone County who claimed to have an ownership interest in the property. After considerable legal deliberation, in June 2001, the Company delivered a quitclaim deed to the Crescent Mine which disposed of its interest in the mine. See Note 14.

Other Domestic Properties

In the fourth quarter of the year ended September 30, 2000, the Company elected to write off all of its interests in three mineral properties, which were known as Western Continental, Brush Prairie and Bismark. The net effect of this write down was to record a loss on asset impairment of $251,947.

In the fourth quarter of the year ended September 30, 2001, the Company elected to write off all of its interest in mineral properties except for the ViPont Mine, Kil Group Claims and West Mullan Group Claims. The net effect of this write down was to record a loss on asset impairment of $432,090. This amount is included in loss from discontinued operations in the accompanying financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the years ended September 30 2001, 2000 and 1999 was $402, $8,440 and $30,493, respectively.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 - INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At September 30, 2001 and 2000, the market values of investments were as follows:
2001	2000

Elite Logistics, Inc.
Envirogold LLC
Integrated Pharmaceuticals, Inc.
Rigid Airship USA, Inc
Ashington Mining Company
Metalline Mining Company
Oxford Metallurgical, Inc.
Advanced Process Technologies, Inc.
Sterling Mining Co.
Trend Mining Company
Silver Belle Mining Co.

$35,632 - 4,444 - 7,200 - 600 - 6,300 50,167 -	$150,588 8,000 - 3,100 7,200 37,288 - 4,301 5,951 - 20,000
$104,343 ============	$236,428 ============

Other information regarding the Company's investments follows:

Metalline Mining

During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which were then trading at $4.12 per share. The Company sold the Metalline Mining Company shares during the year ended September 30, 2001.

Rigid Airship USA, Inc.

On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County, Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of September 30, 2001, there was no market for this stock.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 - INVESTMENTS (Continued)

Envirogold, LLC

During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it had formed Envirogold LLC (Envirogold). Envirogold was 50% owned by each and had signed a technology licensing agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries.

The Company received notification on February 27, 2001 that the technology license assigned by Integrated Environmental Technologies had been withdrawn. After further investigation, it was mutually determined by all parties that Envirogold had no ongoing business without the license and a determination was made to dissolve Envirogold LLC.

NOTE 6 - COMMON STOCK

During the year ended September 30, 1999, the Company sold 53,500 shares of its common stock valued at $1.20 per share for cash, a short-term note receivable and investment. These transactions included 11,000 shares of its common stock to Ashington Mining for a short-term note in the amount of $5,000 and 100,000 shares of Ashington Mining stock valued at $7,200. (See Note 5.) An additional 90,000 shares of common stock were sold in January 1999 at $0.80 per share. Also during the year ended September 30, 1999, the Company issued 93,800 shares of common stock for services received. The shares were valued at their fair market value at the date of issuance, which ranged from $0.80 to $1.20.

As part of a settlement agreement in February 1999 with Grand Central Silver Mines, Inc. and other parties, the Company received 72,500 shares of Royal Silver Mines, Inc. stock, which were returned to treasury and cancelled.

During the year ended September 30, 2000, the Company issued 3,125 shares of common stock for services, 110,000 shares of common stock for payment of related party payables and 71,500 shares of common stock for investments. The shares were valued at their fair market value at the date of issuance, which ranged from $0.80 to $1.00.

During the year ended September 30, 2001, the Company issued 284,375 shares of common stock to officers, directors, consultants and others for services and 532,500 shares of common stock were issued to officers for loan consideration, investments and cash. The Company also issued 40,000 shares of its common stock pursuant to terms of a marketing agreement (Note 12) and sold 393,334 shares of its common stock for cash. The shares were valued at their fair market value at the date of issuance, which ranged from $0.25 to $1.40.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 6 - COMMON STOCK (Continued)

On April 23, 2001, the Company's board of directors authorized a 1-for-20 reverse stock split of the Company's $0.01 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per-share amounts, have been restated to reflect the reverse stock split. The Company also approved an increase in the number of its authorized common stock to 100,000,000 shares.

NOTE 7 - PREFERRED STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2001.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 2001, only 638 shares of common stock have been awarded under the Plan.

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 2001, a total of 72,750 options have been granted under the plan, of which 12,750 options have been forfeited and none have been exercised through the year ending September 30, 2001. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

Of the total of 125,000 common stock shares authorized for issuance under the plan, 8,950 shares at values ranging from $6.80 to $18.20 per share were issued to employees and directors during the year ended September 30, 1998 and 62,800 shares at values ranging from $0.80 to $1.40 per share were issued to employees and directors during the year ended September 30, 1999.

Following is a summary of the stock options during the years ended September 30, 2000 and 2001.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 9 - COMPANY STOCK OPTION AND AWARD PLAN (Continued)

	Number of Options	Weighted Average Exercise Price
Outstanding at 10/1/1999	72,750	$ 20.60
Granted	-	-
Exercised	-	-
Forfeited	(12,750)	20.00
Outstanding at 9/30/2000	60,000 ============	$ 18.60 ============
Options exercisable at 9/30/2000	60,000 ============	$ 18.60 ============
Weighted average fair value of options granted during the year ended 9/30/2000	$ - ============
Outstanding at 10/1/2000	60,000	$ 18.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at 9/30/2001	60,000 ============	$ 18.60 ============
Options exercisable at 9/30/2001	60,000 ============	$ 18.60 ============
Weighted average fair value of options granted during the period ended 9/30/2001	$ - ============

Stock Award Plan

During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter for each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to the salaried compensation for services.

NOTE 10 - OIL AND GAS PROPERTIES

The Company's proposed future oil and gas producing activities will be subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The Company's oil and gas properties are valued at the lower of cost or net realizable value.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 10 - OIL AND GAS PROPERTIES (Continued)

Louisiana

During the fourth quarter of the year ended September 30, 2001, the Company began acquisition of 1,423 acres under lease in a known gas field in Desoto Parish, Louisiana. The field contains 51 drilled wells which were previously commercially successful. The Company expects to expand the acreage under lease to three full sections for a total of 1,920 acres. At September 30, 2001, $82,155 is shown in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $1,100,000 to develop this property. See Note 17.

Texas

Subsequent to the year ended September 30, 2001, the Company acquired an exploration permit and lease option agreement for an oil well project in north Texas known as Pinnacle Reef. The Company has projected the possibility of 4 wells on this structure with expected test well cost of $180,000 plus an additional $75,000 to complete the test well if efforts prove successful. See Note 17.

NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES

The Securities and Exchange Commission (SEC) defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Should the Company prove successful in its exploratory drilling of its properties, natural gas reserves and petroleum reserves would then be estimated by an independent geological engineer. The estimates would include reserves in which Cadence holds an economic interest under lease and operating agreements. The Company has no proven reserves at September 30, 2001.

Reserves attributable to certain oil and gas discoveries are not considered proved as of September 30, 2001 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 2001 were as follows:
Unproved properties Prepaid mineral leases Accumulated depreciation depletion and amortization	$	- 82,155 -
Total capitalized costs		$82,155 ===============

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the year ended September 30, 2001 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.
Property acquisition costs:
Unproved properties Exploration costs Development costs	$84,503 - -
Total expenditures	$84,503 ===============

There were no results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2001 since the Company had no proven reserves.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

In its countersuit, the Company is seeking both full title to the aforementioned mineral property and compensatory damages as well as punitive damages. The Company believes its countersuit will prevail.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FrNANCIAL STATEMENTS
September 30, 2001

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Issues

The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

Capital Commitments

At September 30, 2001, the Company has estimated capital and investment commitments of $1,100,000 to develop property in Louisiana and $180,000 estimated well test costs on property in Texas with an additional $75,000 estimated cost to bring the Texas property to production if well tests are successful. See Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Other Commitments

During July 2001, the Company entered into an agreement with ceoHeadlines.com to promote itself for an initial three month period on their website. The Company paid $900 and issued 40,000 shares of its common stock valued at $15,000 for payment of this initial period. (See Note 6.) The agreement calls for options to extend this agreement three times for a total of twelve months. Each extension is subject to an additional payment of $900 and $15,000 worth of the Company's common stock. The stock is to be valued at its fair market value on the date of issuance.

During September 2001, the Company entered into a consulting agreement with American Financial Group for promotion to investors. The agreement calls for monthly payments of $2,000 to cover all expenses, 20,000 shares of the Company's common stock and an override of 2.5% of monies raised in private placements from referrals or directed business. The stock was issued in October 2001, subsequent to the date of these financial statements and was valued at the fair market value on the date of issuance.

The Company leased office facilities in Walla Walla, Washington from Coldwell Banker Commercial commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the year ended September 30, 2001 was $1,600.

NOTE 13 - NOTES PAYABLE

At September 30, 2001 and 2000, notes payable consisted of the following:

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 13 - NOTES PAYABLE (Continued)
Creditor and Conditions	2001	2000
Howard Crosby, (an officer and shareholder of the Company), unsecured, interest at 6%, due on January 1, 2003.	$125,000		$-
Dotson Exploration, (a related party), unsecured, interest at 6%, due on January 1, 2003.	10,000		-
Total	$135,000 ===============	$	- ===============

NOTE 14 - SETTLEMENT AGREEMENT

Fausett International, Inc.

During June 2001, the Company entered into a settlement agreement wherein the Company relinquished all claims to the Crescent Mine (located in Shoshone County, Idaho) under a previously executed lease and delivered to counsel for Fausett International, Inc. (Fausett), a quitclaim deed to the Crescent Mine. Upon receipt of the quitclaim deed, Fausett transferred all interest in the Crescent Mine to Shoshone County and delivered to the Company for cancellation certificates for 8,600 shares of the Company's common stock held by Fausett and an officer of Fausett. The settlement agreement released the Company from further obligations under the lease agreement. It also contained a general release in favor of the Company from the Environmental Protection Agency and from Shoshone County.

NOTE 15 - GOING CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $875,215 for the year ended September 30, 2001, has a pre-exploration stage accumulated deficit of $11,102,595 and a deficit accumulated during exploration stage of $658,086. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

CADENCE RESOURCES CORPORATION
(Formerly Royal Silver Mines, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 16 - RELATED PARTIES

The Company sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001. Total rent paid for this office space during the years ended September 30, 2001 and 2000 was $3,200 and $1,200, respectively.

The Company entered into a mineral lease agreement with Oxford Metallurgical, Inc. for the five-year period ending September 1, 2005. Under this agreement, Oxford receives a leasehold interest in certain mining properties in Kootenai County, Idaho in exchange for semi-annual lease payments of $300 and the maintenance of property and liability insurance on the lease properties.

Subsequent to September 30, 2001, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-lead Mines, Inc. See Notes 3 and 17.

Because both Oxford Metallurgical, Inc. and Caledonia Silver-Lead are controlled by two officers of Cadence, these transaction cannot be considered to be the product of an arms-length negotiation.

Other related party transactions are disclosed in Notes 5 and 12.

NOTE 17 - SUBSEQUENT EVENTS

Oil and Gas Leases

Subsequent to the date of these financial statements, the Company paid an additional $104,470 for further acquisition of leases in a proven gas field in DeSoto Parish, Louisiana and $6,400 for an exploration permit and lease option agreement of an oil well project in north Texas. See Note 10.

Notes Payable

Subsequent to the date of these financial statements, the Company paid $60,000 of a related party note payable by issuance of 200,000 shares of the Company's common stock at $0.30 per share. In addition, $35,000 of the note was repaid with cash.

Sale of Mineral Properties

Subsequent to the date of these financial statements, on October 31, 2001, the Company sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was $350,198 for which the Company received 3,501,198 shares of the common stock of Caledonia. The shares were estimated to be valued at their market value on the date of issuance. See Notes 3 and 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the name, age and position of each Officer and Director of the Company:

Name	Age	Position
Howard M. Crosby	49	President, Treasurer and a member of the Board of Directors
John Ryan	39	Vice President, Secretary and a member of the Board of Directors
Kevin Stulp	44	Member of the Board of Directors

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

John Ryan - Vice President, Secretary and a member of the Board of Directors.

Mr. Ryan has been a member of the Board of Directors since April 1997, has been Vice President of Corporate Development since September 1996 and has been Secretary since October 1998. Mr. Ryan is a professional mining engineer. Mr. Ryan has a broad frame of reference in the management and financing of development stage natural resource companies, including past positions with Metalline Mining Company and Grand Central Silver Mines. He presently holds positions with Trend Mining Company, a publicly traded mineral exploration and development company, as well as several other private and public venture stage companies. Other Companies with which Mr. Ryan holds an officer and/or director position include Calumet Mining Company, Bio-Quant, Inc., Oxford Metallurgical, Inc., Caledonia Silver-Lead Mines Company, American Reef Mines, Ltd., Continental Timber Company, Inc., Rio Grande Resources, Inc., Hibernia Silver Mines, Inc., and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan's time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

Kevin Stulp - Member of the Board of Directors

Mr. Stulp was appointed to the Board of Directors in early 1997. Since August 1995, Mr. Stulp has been an independent consultant in the fields of volume electronics and manufacturing, general business consulting, business strategy, business use of the Internet, automation and integration through computers, and financial analysis. From July 1994 to July 1995, Mr. Stulp was Director of Manufacturing Reengineering for Compaq Computer Corporation, Houston, Texas. From September 1992 to June 1994, Mr. Stulp was Director of Manufacturing for Compaq Computer Corporation. From September 1986 to September 1992, Mr. Stulp was PCA Operations Manager for Compaq Computer Corporation. From December 1983 to September 1986, Mr. Stulp held various positions with Compaq Computer Corporation, including industrial engineer, new products planner and manufacturing manager. From July 1980 to December 1983, Mr. Stulp was a financial planner with Texas Instruments, Houston, Texas. Mr. Stulp holds the degree of Masters in Business Administration and the degree of Bachelor of Science Mechanical Engineering, both from the University of Michigan, and the degree of Bachelor of Science from Calvin College, Grand Rapids, Michigan.

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

Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 2000 and September 30, 2001, Messrs Crosby and Ryan failed to file a Form 4 reflecting there acquisition of additional shares of common stock. Messrs Crosby and Ryan are in the process of preparing and filing a Form 5 to correct this deficiency.

ITEM 11. EXECUTIVE COMPENSATION

Salary Compensation.

The following table sets forth the salary compensation paid by the Company during each of the last three fiscal years to its Chief Executive Officer and Vice President.

Salary Compensation Table.
Name	Principal Position	Annual Compensation
		Year	Salary ($)
Howard Crosby	President	2001 2000 1999 1998 1997 1996	$ $ $ $ $ $	30,250 22,000 41,500 78,000 78,000 78,000	[4] [2] [2] [1]
John Ryan	Vice President	2001 2000 1999	$ $ $	30,250 22,000 41,500	[4] [2] [2][3]

[1] Mr. Crosby received four months salary in cash, $19,500, and the balance in Common Stock.

[2] All compensation paid in 1999 and 2000 was taken in shares of the Company, or shares in two dormant subsidiary corporations, Summit Silver and Tintic Corporation, or equipment.

[3] Prior to 1999, Mr. Ryan did not receive compensation as an officer.

[4] These salaries were approved by the Board but were deferred and not paid in fiscal year 2001.

Thereafter they were paid with stock.

Other than the Company's Stock Option and Stock Award Plan described below, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 2001, 638 shares of common stock have been awarded under the Plan.

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs were made during Fiscal 2001 to the CEO or any Executive Officer. Further, no stock options were exercised by the CEO or any executive officers in Fiscal 2001.

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

Compensation of Directors.

Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 15,000 shares per quarter of completed service. In addition, the Board members may be granted stock options pursuant to the Company Stock Option Plan.

During Fiscal 2001, 180,000 shares were awarded to directors as compensation, with 45,000 of these shares being still unissued at September 30, 2001. The Board has implemented a plan to award options, authorized under the Company's Stock Option and Award Plan, but none were granted in fiscal year 2001. There are no contractual arrangements with any member of the Board of Directors.

Compensation Committee Interlocks and Insider Participation.

There are no compensation committee interlocks. With respect to insider participation, Howard Crosby, Kevin Stulp, and John Ryan, participated in deliberations of the Company's Board of Directors during Fiscal 2001, concerning executive officer compensation.

Board of Directors Report on Executive Compensation.

The following is a summary of the Board of Directors Report:

It is the Board's responsibility to review and set compensation levels of the executive officers of the Company, evaluate the performance of management and consider management appointments and related matters. All decisions are decisions of the full Board. The Board considers the performance of the Company and how compensation paid by the Company compares to compensation generally in the mining industry and among similar companies. In establishing executive compensation, the Board bases its decisions, in part, on achievement and performance regarding broad-based objectives and targets relating to the continued acquisition of favorable resource properties and the progress of exploration and development of such properties, as well as the Company's financial performance.

For Fiscal 2001, as in prior years, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

The Board approved salaries to its officers for the fiscal year ended September 30, 2002 as follows:

Howard Crosby	President	$ 25,000 yearly
John Ryan	Vice President	$ 25,000 yearly

These amounts were approved by the Board in recognition of the work and efforts prior to the end of fiscal 2001.

Stock Award Plan

With respect to stock awards during fiscal 2001 the Board of Directors approved the issuance of 15,000 shares per quarter which each Director is entitled to receive as compensation for service to the Company. Further, in addition to the salaried compensation outlined above, each officer was awarded 5,000 shares per quarter for services rendered. During fiscal year 2001, 135,000 Director shares were issued and 30,000 officer shares were issued. 45,000 Director shares and 10,000 officer shares remain to be issued as of September 30, 2001.

The Board believes that stock awards during fiscal 2001 substantially reflects the Company's compensation policy and the Board anticipates awarding similar stock awards during the fiscal year ending September 30, 2002. As noted, the officers of the Company deferred their salary in 2001 until a time when the Company is more able to pay these salaries. These amounts may also be converted into common stock of the Company at the election of the respective Officer. Furthermore, executive compensation in 2002 will be reviewed by the Board depending on the progress made on the Company's revised business plan which is focused on oil and gas exploration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of January 4, 2002, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. At January 4, 2002, the number of shares of common stock of the Company issued and outstanding was 3,343,290.

Name	Shares of Owned	Percentage of Common Stock Owned
Howard Crosby [1] PO Box 2056 Walla Walla, WA 99362	695,550	20.80%
John Ryan [2] 1519 Main Street #169 Hilton Head, SC 29926	496,500	14.85%
Kevin Stulp 27740 Desert Place Castaic, CA 91384	50,250	1.50%
ALL OFFICERS AND DIRECTORS AS A GROUP (Three Individuals)	1,242,300	37.15%

[1] Held in the name of Howard Crosby and Crosby Enterprises, Inc.

[2] Includes 190,750 shares held in the name of Nancy Martin-Ryan, 45,000 shares held in the name of Karen Ryan, Nancy Martin-Ryan as Custodian, and 45,000 shares held in the name of Patrick Ryan, Nancy Martin-Ryan as custodian.

All shares listed in the table are held beneficially and of record and each record shareholder has sole voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and Transactions pertaining to the Company and Celebration.

Certain of the directors and/or officers of the Company also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. Recently, the Company completed a transaction with Caledonia Silver-Lead Mines, Inc., a corporation whose board of directors is comprised of the Company's directors. Any decision made by such directors and officers involving the Company, as the case may be, will be made in accordance with their duties and obligation to deal fairly and in good faith with the Company and such other companies. In addition, such directors and officers are required to declare and refrain from voting on any matter in which such directors and officers may have a conflict of interest. Please review the biographical information above of each Officer and Director for further information about other companies with which the respective officer and/or director may also be providing services.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in Spokane, Washington, on this 14th day of January, 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard M. Crosby Howard M. Crosby	President, Treasurer and a member of the Board of Directors	January 14, 2002
/s/ John Ryan John Ryan	Vice President, Secretary and a member of the Board of Directors	January 14, 2002
/s/ Kevin Stulp Kevin Stulp	Member of the Board of Directors	January 14, 2002