Form 10-Q
period 2001-12-31
CADENCE RESOURCES CORP
filed 2002-02-14
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2001

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


                        6 EAST ROSE STREET, P.O. BOX 2056
                          WALLA WALLA, WASHINGTON 99362
          (Address of Principal Executive Offices, including Zip Code.)

                                  509-526-3491
              (Registrant's telephone number, including area code.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

The number of shares outstanding at December 31, 2001:  3,541,890 SHARES

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                                 C O N T E N T S



Accountant's Review Report. . . . . . . . . . . . . . . . . . .  1
Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .  2
Statements of Operations and Comprehensive Loss . . . . . . . .  3
Statement of Stockholders' Equity . . . . . . . . . . . . . . .  4
Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .  6
Notes to the Financial Statements . . . . . . . . . . . . . . .  8

The  Board  of  Directors
Cadence  Resources  Corp.
(Formerly  Royal  Silver  Mines,  Inc.)
(An  Exploration  Stage  Company)
Walla  Walla,  Washington


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (an exploration stage company) as of December 31, 2001, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three months ended December 31, 2001, and for the period from July 1, 2001 (inception of exploration stage) through December 31, 2001. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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

The financial statements for the year ended September 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated January 8, 2001. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
February  12,  2002

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                          (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEETS

                                                December 31,
                                                   2001           September 30,
                                                (Unaudited)           2001
                                              ----------------  -----------------
ASSETS

  CURRENT ASSETS
    Cash                                      $       141,822   $        191,684
    Receivable from working interest owners            74,120                  -
    Notes receivable                                    3,000             18,000
    Prepaid rent                                            -              1,275
    Deposit                                               425                425
                                              ----------------  -----------------
      TOTAL CURRENT ASSETS                            219,367            211,384
                                              ----------------  -----------------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Prepaid mineral leases                            186,253             82,155
                                              ----------------  -----------------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                             1,440              1,440
    Less accumulated depreciation                      (1,440)            (1,440)
                                              ----------------  -----------------
      TOTAL PROPERTY AND EQUIPMENT                          -                  -
                                              ----------------  -----------------

  OTHER ASSETS
    Investments                                       423,212            104,343
                                              ----------------  -----------------

  NON CURRENT ASSETS
    Net assets of discontinued operations             246,757            266,757
                                              ----------------  -----------------

  TOTAL ASSETS                                $     1,075,589   $        664,639
                                              ================  =================


             See accountant's review report and accompanying notes.

                                CADENCE RESOURCES CORPORATION
                             (FORMERLY ROYAL SILVER MINES, INC.)
                                (AN EXPLORATION STAGE COMPANY)
                                        BALANCE SHEETS

                                                             December 31,
                                                                2001           September 30,
                                                             (Unaudited)           2001
                                                          ----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                      $       139,182   $        158,857
    Payable to related party                                            -              8,231
    Deferred working interest                                      42,632                  -
    Accrued compensation                                           62,510             50,000
                                                          ----------------  -----------------
      TOTAL CURRENT LIABILITIES                                   244,324            217,088
                                                          ----------------  -----------------

  LONG-TERM DEBT
    Notes payable - related parties                                40,000            135,000
                                                          ----------------  -----------------

  COMMITMENTS AND CONTINGENCIES                                         -                  -
                                                          ----------------  -----------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 20,000,000 shares
      authorized, -0- shares issued and outstanding                     -                  -
    Common stock, $.01 par value; 40,000,000 shares
      authorized, 3,541,890 and 2,453,890 shares
      issued and outstanding, respectively                         35,419             24,539
    Additional paid-in capital                                 12,517,375         12,198,855
    Accumulated deficit before exploration stage              (11,102,595)       (11,102,595)
    Deficit accumulated during exploration stage                 (519,232)          (658,086)
    Accumulated other comprehensive income (loss)                (139,702)          (150,162)
                                                          ----------------  -----------------
      TOTAL STOCKHOLDERS' EQUITY                                  791,265            312,551
                                                          ----------------  -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                $     1,075,589   $        664,639
                                                          ================  =================


             See accountant's review report and accompanying notes.

                                          CADENCE RESOURCES CORPORATION
                                       (FORMERLY ROYAL SILVER MINES, INC.)
                                         (AN EXPLORATION STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                                                                                 July 1, 2001
                                                                Three Months Ended               (Inception of
                                                                    December 31,               Exploration Stage)
                                                        -------------------------------------       through
                                                           2001         2000         1999      December 31, 2001
                                                        (Unaudited)  (Unaudited)  (Unaudited)     (Unaudited)
                                                        -----------  -----------  -----------  -----------------
REVENUES                                                         -            -            -                  -
                                                        -----------  -----------  -----------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                                  -          402        3,163                  -
  Officers' and directors' compensation                     12,510            -       15,000             79,010
  Consulting                                                95,614            -            -             95,614
  Professional fees                                         27,856            -            -             27,856
  Oil and gas lease expenses                                14,772            -            -             14,772
  General and administrative                                12,921       70,722       38,882            105,639
                                                        -----------  -----------  -----------  -----------------
    Total expenses                                         163,673       71,124       57,045            322,891
                                                        -----------  -----------  -----------  -----------------

OPERATING LOSS                                            (163,673)     (71,124)     (57,045)          (322,891)
                                                        -----------  -----------  -----------  -----------------

OTHER INCOME (EXPENSES)
  Interest income                                               13           29           83                 36
  Interest expense                                          (1,060)      (2,824)           -            (21,285)
  Gain on debt forgiveness                                   6,109            -            -              6,109
  Gain (loss) on disposition and impairment of assets      (32,733)       2,412     (109,186)           (71,790)
                                                        -----------  -----------  -----------  -----------------
    Total other income (expense)                           (27,671)        (383)    (109,103)           (86,930)
                                                        -----------  -----------  -----------  -----------------

LOSS BEFORE TAXES                                         (191,344)     (71,507)    (166,148)          (409,821)

INCOME TAX BENEFIT                                          66,040            -            -             66,040
                                                        -----------  -----------  -----------  -----------------

LOSS FROM CONTINUING OPERATIONS                           (125,304)     (71,507)    (166,148)          (343,781)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (Loss) from mining operations (net of income
    tax benefit  of $66,040)                               264,158         (170)           -           (175,451)
                                                        -----------  -----------  -----------  -----------------

NET INCOME (LOSS)                                          138,854      (71,677)    (166,148)          (519,232)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                             10,460      (63,467)     (33,143)            31,613
                                                        -----------  -----------  -----------  -----------------

COMPREHENSIVE INCOME (LOSS)                                149,314     (135,144)    (199,291)          (487,619)
                                                        ===========  ===========  ===========  =================

NET GAIN (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                        (0.04)       (0.06)       (0.16)             (0.13)
  Net gain (loss) from discontinued operations                0.08          nil          nil              (0.07)
                                                        -----------  -----------  -----------  -----------------
NET INCOME (LOSS) PER COMMON SHARE                            0.04        (0.06)       (0.16)             (0.20)
                                                        ===========  ===========  ===========  =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                      3,258,749    1,217,212    1,017,529          2,570,703
                                                        ===========  ===========  ===========  =================


             See accountant's review report and accompanying notes.

                                                  CADENCE RESOURCES CORPORATION
                                               (FORMERLY ROYAL SILVER MINES, INC.)
                                                  (AN EXPLORATION STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Deficit
                                       Common Stock                                    Accumulated   Accumulated
                                    -------------------  Additional                       During        Other          Total
                                      Number               Paid-in      Accumulated    Exploration   Comprehensive  Stockholders'
                                    of Shares   Amount     Capital        Deficit         Stage         Income         Equity
                                    ----------  -------  ------------  -------------  -------------  -------------  -------------
Balance, September 30, 1999         $1,014,982  $10,150  $11,621,519   ($10,457,146)  $          0   $          0   $  1,174,523

Shares issued to consultants
  for services at $1.00
  per share                              3,125       31        3,094              -              -              -          3,125

Shares issued to officers for
  debt at $0.80 per share              110,000    1,100       86,900              -              -              -         88,000

Shares issued to officers for
  investment at $0.80 per share         71,500      715       56,485              -              -              -         57,200

Net loss for the year ended
  September 30, 2000                         -        -            -       (428,320)             -        (34,389)      (462,709)
                                    ----------  -------  ------------  -------------  -------------  -------------  -------------

Balance,
  September 30, 2000                 1,199,607   11,996   11,767,998    (10,885,466)             -        (34,389)       860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                            174,375    1,744       95,656              -              -              -         97,400

Shares issued to officers for
  investments at $0.40 per share       310,000    3,100      120,900              -              -              -        124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                            160,000    1,600       38,400              -              -              -         40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                   110,000    1,100       29,150              -              -              -         30,250

Adjustment for fractional shares
  issued                                 4,074       41          (41)             -              -              -              -

Shares issued for loan
  consideration
  at $0.30 per share                    62,500      625       18,125              -              -              -         18,750

Shares issued for cash at $0.30
  per share                            393,334    3,933      114,067              -              -              -        118,000

Shares issued for marketing
  servies at
  $0.30 per share                       40,000      400       14,600              -              -              -         15,000

Net loss for year ended
  September 30, 2001                         -        -            -       (217,129)      (658,086)             -       (875,215)

Unrealized loss on market
  value of investments                       -        -            -              -              -       (115,773)      (115,773)
                                    ----------  -------  ------------  -------------  -------------  -------------  -------------

Balance,
  September 30, 2001                 2,453,890   24,539   12,198,855    (11,102,595)      (658,086)      (150,162)       312,551

Shares issued for cash at $0.30
  per share                            713,000    7,130      206,770              -              -              -        213,900

Shares issued to officer for
  debt at $0.30                        200,000    2,000       58,000              -              -              -         60,000
  per share

Shares issued to consultants
  and others for services at
   $0.30 to $0.38 per share            175,000    1,750       53,750              -              -              -         55,500

Net income for the period ended
  December 31, 2001                          -        -            -              -        138,854              -        138,854
  (unaudited)

Unrealized gain on market value
  of investments                             -        -            -              -              -         10,460         10,460
                                    ----------  -------  ------------  -------------  -------------  -------------  -------------

Balance
  December 31, 2001 (unaudited)      3,541,890  $35,419  $12,517,375   ($11,102,595)     ($519,232)     ($139,702)  $    791,265
                                    ==========  =======  ============  =============  =============  =============  =============
  (unaudited)


             See accountant's review report and accompanying notes.

                                          CADENCE RESOURCES CORPORATION
                                       (FORMERLY ROYAL SILVER MINES, INC.)
                                          (AN EXPLORATION STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS

                                                                                                   Period from
                                                                                                   July 1, 2001
                                                                 Three Months Ended               (Inception of
                                                                     December 31,               Exploration Stage
                                                       --------------------------------------       through
                                                           2001         2000         1999       December 31, 2001
                                                        (Unaudited)  (Unaudited)  (Unaudited)      (Unaudited)
                                                       ------------  -----------  -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   138,854     ($71,677)  ($166,148)           ($519,232)
  Discontinued operations                                        -            -           -              439,609
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss (gain) on sale of equipment                           -         (115)    113,686                    -
      Loss (gain) on sale of investments                    32,733       (2,297)          -               71,790
      Gain from mining operations                         (330,198)           -           -             (330,198)
      Gain on debt forgiveness                               6,109            -           -                6,109
      Equipment traded for services                              -            -       4,137                    -
      Depreciation and amortization                              -          402       3,163                    -
      Issuance of common stock for services                 55,500       52,900       3,125              102,000
      Issuance of common stock for loan
         consideration                                           -            -           -               18,750
  Changes in assets and liabilities:
      Note receivable                                            -            -      (3,000)             (15,000)
      Deposit                                                    -            -        (150)                   -
      Prepaid expenses                                    (103,423)           -           -             (184,303)
      Deferred working interest                            (30,889)           -           -              (30,889)
      Accounts payable                                     (25,784)       5,734      15,913               18,446
      Accrued expenses                                      12,510            -           -               62,510
      Payable to related parties                                 -        1,057      32,000                8,231
                                                       ------------  -----------  ----------  -------------------
    Net cash provided (used) by operating activities      (244,588)     (13,996)      2,726             (352,177)
                                                       ------------  -----------  ----------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                  (13,224)           -     (14,400)             (16,732)
  Sale of investments                                       29,050        9,863       5,500               71,592
  Sale of fixed assets                                           -     3,000.00           -                    -
                                                       ------------  -----------  ----------  -------------------
    Net cash provided (used) by investing activities        15,826       12,863      (8,900)              54,860
                                                       ------------  -----------  ----------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issuance and offering costs                              -            -           -                    -
  Payments of notes payable                                (35,000)           -           -              (35,000)
  Proceeds from notes payable                                    -            -           -              135,000
  Issuance of common stock for cash                        213,900            -           -              331,900
                                                       ------------  -----------  ----------  -------------------
    Net cash provided by financing activities              178,900            -           -              431,900
                                                       ------------  -----------  ----------  -------------------
    Net increase (decrease) in cash                       ($49,862)     ($1,133)    ($6,174)  $          134,583
                                                       ------------  -----------  ----------  -------------------

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) hereinafter ("Cadence" or "the Company") was incorporated in April of 1969 under the laws of the State of Utah primarily for the purpose of acquiring and developing mineral properties. The Company changed its name from Royal Silver Mines, Inc. to Cadence Resources Corporation on May 2, 2001 upon obtaining approval from its shareholders and filing an amendment to its Articles of Incorporation. The Company shall be referred to as "Cadence" or "Cadence Resources Corporation" even though the events described may have occurred while the Company's name was "Royal Silver Mines, Inc." The Company has elected a September 30 fiscal year-end.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company has elected to dispose of its mineral properties and has accordingly reclassified these properties, which totaled $266,757 at September 30, 2001, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See Note 3.

The $186,253 and $82,155 cost of prepaid mineral leases included in the accompanying balance sheet as of December 31, 2001 and September 30, 2001, respectively, is related to oil and natural gas properties. The Company has not determined whether the properties contain economically recoverable reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Exploration  Stage
------------------
The Company began a new exploration stage concerning the exploration of oil and gas leases on July 1, 2001 and has not commenced the sale of any products.

Estimates
---------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Loss  Per  Share
----------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding warrants were not included in the computation of diluted loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidilutive.

Cash  Equivalents
-----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral  Properties
-------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At December 31, 2001, the cost of the Company's mineral properties is included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from mining to oil and gas.

Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Mineral  Properties
-------------------
Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Oil  and  Gas  Properties
-------------------------
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Provision  For  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  For  Taxes  (Continued)
----------------------------------
not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $880,000, principally arising from net operating loss carryforwards for income tax purposes. During the three months ending December 31, 2001, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $5,877,000, which expire in the years 2001 through 2021.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,844,000.

Environmental  Remediation  and  Compliance
-------------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At December 31, 2001, the Company had no accrued liabilities for compliance with environmental regulations.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

Impaired  Asset  Policy
-----------------------
The Company adopted Financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment or disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1999, fiscal 2000, and fiscal 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at December 31, 2001. See Note 3.

Fair  Value  Standards
----------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Investments
-----------
Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Revenue  Recognition
--------------------
As noted in its statement of operations, Cadence has not produced any revenue in the most recent quarter or in the years ended September 30, 2001, 2000 or 1999. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

Principles  of  Consolidation
-----------------------------
The financial statements include those of Cadence Resources Corporation and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Cadence Resources Corporation was the successor by merger to Celebration Mining Company.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit and net losses presented.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
-------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Pronouncements  (continued)
---------------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The adoption of these standards is not anticipated to have any material effect on the Company's financial statements.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Concentration  of  Risk
-----------------------
The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Although the financial institutions are considered creditworthy and have not experienced any losses on its deposits, at December 31, 2001, the Company's cash balance at one financial institution exceeded Federal Deposit Insurance Corporation (FDIC) limits by $20,076.


NOTE 3 - MINERAL PROPERTIES

The Company's mineral properties are being disposed of as discontinued operations pursuant to the Company's adoption of the plan for a new exploration stage concerning natural resource properties on July 1, 2001.

Mineral  Properties  in  North  Idaho
-------------------------------------
The Company, directly and through its subsidiary Celebration Mining Company, holds forty-three unpatented mining claims in the Coeur d'Alene Mining District in four distinct groups called the Kil Group, West Mullan Group, South Galena Group, and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. The majority of these claims were written off as permanently impaired at September 30, 2001.

In September 2000, the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. on its eight-claim Palisades Group property. The lease calls for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford has the right to explore and potentially develop the property under certain conditions.

The Company, on October 31, 2001, sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was 3,501,980 shares of the common stock of Caledonia, having an estimated par value of $0.10 per share and valued at $350,198. The net effect of the transaction was a gain of $330,198. See Note 5.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Mineral  Properties  in  North  Idaho  (continued)
--------------------------------------------------
In October 1994, the Company entered into a lease agreement with Fausett International, Inc. covering the Crescent Mine located in Shoshone County, Idaho. The validity of this lease was challenged by both the Environmental Protection Agency and Shoshone County who claimed to have an ownership interest in the property. After considerable legal deliberation, in June 2001, the Company delivered a quitclaim deed to the Crescent Mine, which in turn subsequently disposed of its interest in the mine. See Note 14.

Other  Domestic  Properties
---------------------------
In the fourth quarter of the year ended September 30, 2001, the Company elected to write off all of its interest in mineral properties except for the ViPont Mine, Kil Group Claims and West Mullan Group Claims. The net effect of this write down was to record a loss on asset impairment of $432,090. This amount was included in loss from discontinued operations at September 30, 2001.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the periods ended December 31, 2001, 2000 and 1999 was $-0-, $402 and $3,163,
respectively.


NOTE  5  -  INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At December 31, 2001 and September 30, 2001, the market values of investments were as follows:

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 5 - INVESTMENTS (CONTINUED)

                                   December 31,   September 30,
                                       2001            2001
                                   -------------  --------------
Elite Logistics, Inc.              $      13,703  $       35,632
Integrated Pharmaceuticals, Inc.               -           4,444
Ashington Mining Company                   7,200           7,200
Caledonia Silver-Lead Mines, Inc.        350,198               -
Enerphaze Corporation                      3,200               -
Metalline Mining Co., Inc.                13,965               -
Oxford Metallurgical, Inc.                     -             600
Sterling Mining Co.                        6,279           6,300
Trend Mining Company                      28,667          50,167
                                   -------------  --------------
                                   $     423,212  $      104,343
                                   =============  ==============

Other  information  regarding  the  Company's  investments  follows:

Metalline  Mining
-----------------
During May 2000, the Company traded equipment for 15,000 restricted common shares of Metalline Mining Company which were then trading at $4.12 per share. The Company sold these Metalline Mining Company shares during the year ended September 30, 2001.

Rigid  Airship  USA,  Inc.
--------------------------
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County, Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc., which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of December 31, 2001, there was no market for this stock.

Envirogold,  LLC
----------------
During January 2000, the Company announced that together with Nuvotec, Inc. (Nuvotec), it had formed Envirogold LLC (Envirogold). Envirogold was 50% owned by each and had signed a technology licensing agreement with Integrated Environmental Technologies (Integrated) for the development and use of certain patented technology for applications in the mining and mineral processing industries.

The Company received notification on February 27, 2001 that the technology license assigned by Integrated Environmental Technologies had been withdrawn. After further investigation, it was mutually determined by all parties that Envirogold had no ongoing business without the license and a determination was made to dissolve Envirogold LLC.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  5  -  INVESTMENTS  (CONTINUED)

Caledonia  Silver-Lead  Mines,  Inc.
------------------------------------
The Company, on October 31, 2001, received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which in the opinion of management, approximates its fair value. The carrying value of these shares will be reevaluated at each reporting period and adjustments, if appropriate, will be made to the carrying value of these securities. The net effect of the transaction resulted in a gain of $330,198. See Note 3.

Enerphaze  Corporation
----------------------
During October 2001, the Company received 8,000 shares of Enerphaze Corporation common stock in payment of a $15,000 note receivable. No gain or loss was recognized on this transaction.

NOTE  6  -  COMMON  STOCK

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

During the quarter ended December 31, 2001, the Company issued 175,000 shares of its common stock to consultants and others for services valued at $55,500 and 200,000 shares of its common stock to an officer in partial payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the Board of Directors. The Company also sold 713,000 shares of its common stock for $213,900.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  7  -  PREFERRED  STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of December 31, 2001.


NOTE  8  -  COMMON  STOCK  OPTIONS  AND  WARRANTS

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of December 31, 2001, only 638 shares of common stock have been awarded under the Plan.


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

Following is a summary of the stock options during the period ended December 31, 2001 and the year ended September 30, 2001.

                                                                 Weighted
                                                        Number    Average
                                                          of     Exercise
                                                       Options     Price
                                                       --------  ---------
Outstanding at 10/1/2000                                 60,000  $   18.60
Granted                                                       -          -
Exercised                                                     -          -
Forfeited                                                     -          -
                                                       --------  ---------
Outstanding at 9/30/2001                                 60,000  $   18.60
                                                       ========  =========

Options exercisable at 9/30/2001                         60,000  $   18.60
                                                       ========  =========
Weighted average fair value of options granted during
  the year ended 9/30/2001                             $      -
                                                       ========

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  9  -  COMPANY  STOCK  OPTION  AND  AWARD  PLAN (continued)

Outstanding at 10/1/2001                                 60,000  $   18.60
Granted                                                       -          -
 Exercised                                                    -          -
 Forfeited                                                    -          -
                                                       --------  ---------
 Outstanding at 12/31/2001                               60,000  $   18.60
                                                       ========  =========
Options exercisable at 12/31/2001                        60,000  $   18.60
                                                       ========  =========

Weighted average fair value of options granted
   during the period ended 12/31/2001                  $      -
                                                       ========

Stock  Award  Plan
------------------
During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter for each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to the salaried compensation for services.


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

Louisiana
---------
During the period ended December 31, 2001, the Company completed acquisition of oil & gas leases in Desoto Parish, Louisiana. The Company currently has approximately 2000 acres under lease in three sections of land. At December 31, 2001 and September 30, 2001, $171,853 and $82,155, respectively is shown in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $3,000,000 to $5,000,000 to drill the initial wells to begin development of this property.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  10  -  OIL  AND  GAS  PROPERTIES  (CONTINUED)

Texas
-----
Subsequent to the year ended September 30, 2001, the Company acquired an exploration permit and lease option agreement for an oil well project in north Texas known as Pinnacle Reef. The Company has projected the possibility of 4 wells on this structure with expected test well cost of $180,000 plus an additional $75,000 to complete the test well if efforts prove successful. At December 31, 2001, $14,400 is shown in the attached financial statements as prepaid mineral leases.

In December 2001, the Company sold a partial interest in a portion of its Pinnacle Reef prospect for $146,000. The Company's cost in the portion of the prospect sold totaled $1,600; however, since the Company anticipates incurring over $153,000 in exploration and development costs relating to the interest retained in the prospect, the Company originally recorded a deferred credit of $144,400. As exploration and development costs of $101,768 during the three months ended December 31, 2001 were incurred on this prospect, they were charged against the deferred credit. At December 31, 2001, the Company recorded a receivable in the amount of $74,121 to reflect some sales of the prospect's partial interest, which were collected by the Company in January 2002.


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

Should the Company prove successful in its exploratory drilling of its properties, natural gas reserves and petroleum reserves would then be estimated by an independent geological engineer. The estimates would include reserves in which Cadence holds an economic interest under lease and operating agreements. The Company has no proven reserves at December 31, 2001.

Reserves attributable to certain oil and gas discoveries are not considered proved as of December 31, 2001 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 2001 and September 30, 2001 were as follows:

                                         December 31,   September 30,
                                            2001            2001
                                        -------------  --------------
         Unproved properties            $           -  $            -
         Prepaid mineral leases               186,253          82,155
         Accumulated depreciation,
            depletion and amortization              -               -
                                        -------------  --------------
         Total capitalized costs        $     186,253  $       82,155
                                        =============  ==============

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the three months and year ended December 31, 2001 and September 30, 2001, respectively, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                                      December 31,   September 30,
                                          2001            2001
                                      -------------  --------------
         Property acquisition costs:
            Unproved properties       $     104,470  $       84,503
         Exploration costs                  101,768               -
         Development costs                        -               -
                                      -------------  --------------
         Total expenditures           $     206,238  $       84,503
                                      =============  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) for the three months and year ended December 31, 2001 and September 30, 2001 since the Company had no proven reserves.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

Environmental  Issues
---------------------
The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

Capital Commitments
-------------------
At December 31, 2001, the Company has estimated capital and investment commitments of $3,000,000 to $5,000,000 to begin development of its leased property in Louisiana and $180,000 estimated per well test costs on property in Texas with an additional $75,000 estimated cost per well to bring the Texas property to production if well tests are successful. See Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Other  Commitments
------------------
During July 2001, the Company entered into an agreement with ceoHeadlines.com to promote itself for an initial three month period on their website. The Company paid $900 and issued 40,000 shares of its common stock valued at $15,000 for payment of this initial period. (See Note 6.) The agreement calls for options to extend this agreement three times for a total of twelve months. Each extension is subject to an additional payment of $900 and $15,000 worth of the Company's common stock. During the quarter ended December 31, 2001, the Company issued 40,000 shares of its common stock pursuant to this agreement. The stock is to be valued at its fair market value on the date of issuance.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  Commitments  (continued)
-------------------------------
During September 2001, the Company entered into a consulting agreement with American Financial Group for promotion to investors. The agreement calls for monthly payments of $2,000 to cover all expenses, 20,000 shares of the Company's common stock (which were issued in October 2001) and an override of 2.5% of monies raised in private placements from referrals or directed business.

The Company leased office facilities in Walla Walla, Washington from Coldwell Banker Commercial commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the quarter ended December 31, 2001 was $1,200.


NOTE  13  -  NOTES  PAYABLE

At December 31, 2001 and September 30, 2001, notes payable consisted of the following:

                                             December 31,   September 30,
Creditor and Conditions                          2001            2001
-------------------------------------------  -------------  --------------

Howard Crosby, (an officer and shareholder
of the Company), unsecured, interest at 6%,
due on January 1, 2003.                      $      30,000  $      125,000

Dotson Exploration, (a related party),
unsecured, interest at 6%, due on
January 1, 2003.                                    10,000          10,000
                                             -------------  --------------

Total                                        $      40,000  $      135,000
                                             =============  ==============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE  14  -  SETTLEMENT  AGREEMENT

Fausett  International,  Inc.
-----------------------------
During June 2001, the Company entered into a settlement agreement wherein the Company relinquished all claims to the Crescent Mine (located in Shoshone County, Idaho) under a previously executed lease and delivered to counsel for Fausett International, Inc. (Fausett), a quitclaim deed to the Crescent Mine. Upon receipt of the quitclaim deed, Fausett transferred all interest in the Crescent Mine to Shoshone County and delivered to the Company for cancellation certificates for 8,600 shares of the Company's common stock held by Fausett and an officer of Fausett. The settlement agreement released the Company from further obligations under the lease agreement. It also contained a general release in favor of the Company from the Environmental Protection Agency and from Shoshone County.

NOTE  15  -  GOING  CONCERN

As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss from continuing operations of $125,304 for the period ended December 31, 2001, has a pre-exploration stage accumulated deficit of $11,102,595 and a deficit accumulated during exploration stage of $519,232. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.


NOTE  16  -  RELATED  PARTIES

The Company sublets office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001.

The Company entered into a mineral lease agreement with Oxford Metallurgical, Inc. for the five-year period ending September 1, 2005. Under this agreement, Oxford receives a leasehold interest in certain mining properties in Kootenai County, Idaho in exchange for semi-annual lease payments of $300 and the maintenance of property and liability insurance on the lease properties.

Other related party transactions are disclosed in Notes 5, 6 and 13.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 17 - GAIN ON DEBT FORGIVENESS

During the quarter ended December 31, 2001, an accounts payable vendor chose to reverse interest charges on their delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE  18  -  SUBSEQUENT  EVENTS

Oil  and  Gas  Leases
---------------------
Subsequent to the date of these financial statements, the Company has completed the logging of its initial well in north Texas. Initial results of the log indicate zones bearing petroleum. The Company plans to move a completion rig onsite and conduct an initial flow test to further determine the estimated recoverable reserves. Upon completion of this well, the Company plans to begin drilling the second well.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has not had revenues from operations during the last two years.

The Company intends to spend its existing cash on exploration on its existing oil and gas lease in Texas. The Company does not intend to acquire any additional oil and gas leases until it completes exploration operations on its existing leases in Texas and Louisiana. The Company has initiated drilling and completion operations on its first oil well in Texas. The Company intends to continue drilling new wells in Texas as funding permits. The time schedule for drilling and completion of wells is dependant upon raising sufficient capital to fund these activities. Currently, the Company does not have adequate funds to commence drilling of its second well.

As noted, the Company will need additional capital to drill its wells. The amount of capital required is dependant on the success it has on its earliest wells because the Company anticipates funding some future drilling of wells from cash flow out of these earlier wells if they are commercially successful. The Company hopes to reduce its dependence on new finances by completing its initial drilling operation. Income from the sale of oil or natural gas will then be applied to the Company's plan to drill and complete other wells. There is no assurance, however, the Company's initial drilling operations will prove successful. If they do not prove successful, the Company will have to rely upon future new finances from outside sources in order to continue its operations.

The Company sold 40% of the working interest in its first well to raise funds to drill and complete the well. It may sell a portion of the working interest in future wells to investors in order to raise the capital to drill such wells. Selling a portion of the working interest enables the Company to raise some of the risk capital to drill wells from outside investors and thus the "dry hole risk" to the Company is reduced and may be totally eliminated. The major disadvantage is that the Company will give up a percentage of its future cash flow to the working interest investors which will reduce Company revenues and profits in the future from successful wells. After weighing the overall advantages and disadvantages of "working interest financing", the Board has chosen to make use of such technique on its initial wells and may continue to use this tool on a broad scale in the future.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated until it successfully completes at least one producing oil or gas well. Accordingly, the Company must raise cash from sources other than from the sale of oil or gas found on its property. That cash must be raised from other outside sources. The Company's only other source for cash at this time are investments or loans by others in the Company.

The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company may have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has no firm commitments for loans or for purchases of additional securities and there is no assurance that it will be able to raise additional capital through loans or the sale of securities in the future. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See "Business."
The Company does not intend to purchase a plant or significant equipment. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

The Company does not expect to earn revenues until it begins recovering oil and/or natural gas.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. Investors and prospective investors in our common stock can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate," "continue" and other similar words. Statements that contain these words should be read carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned

"Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Management's Discussion and Analysis or Plan of Operation" section and elsewhere in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to a lawsuit regarding the Vipont mining property located in Box Elder County, Utah. A lawsuit was initially filed by the plaintiff alleging breach of contract and various other causes of action against the Company. In June 1999, Box Elder County Superior Court rejected the plaintiff's lawsuit and let stand the Company's counter-suit alleging fraudulent misrepresentation and other claims. The plaintiffs then filed an appeal of this dismissal with the Utah Supreme Court. On July 31, 2001, the Utah Supreme Court found in favor of the Company and against the plaintiffs. The Company has elected to continue to pursue its counter-suit against the plaintiffs and is seeking full and clear title to the disputed mining property as well as monetary damages. The Company cannot predict, however, the outcome of its countersuit and there is no assurance that the Company will be successful.


ITEM 2. CHANGES IN SECURITIES.

Common Stock
------------

During the period ended December 31, 2001, the Company issued 713,000 shares of its $.01 par value common stock for cash at $.30 per share, issued 200,000 shares of its $.01 par value common stock for debt repayment at $.30 per share, and issued 175,000 shares of its $.01 par value common stock at prices ranging from $.30 to $.38 to consultants and others for services rendered.

We had 3,541,890 shares of common stock issued and outstanding as of December 31, 2001. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

Options and Warrants
--------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

none

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of February, 2002.

CADENCE RESOURCES CORPORATION


By: /s/ Howard Crosby
Howard Crosby
Its: Chief Executive Officer


By: /s/ John Ryan
John Ryan
Its: Chief Financial Officer