Form 10-Q
period 2002-03-31
CADENCE RESOURCES CORP
filed 2002-05-16
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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
(State or other jurisdiction of        (I.R.S. Employer ID number)
Incorporation or organization)


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

Yes [x] No [ ]

The number of shares outstanding at March 31, 2002: 4,778,724 shares

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

The  Board  of  Directors
Cadence  Resources  Corp.
(Formerly  Royal  Silver  Mines,  Inc.)
Walla  Walla,  Washington


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (an exploration stage company) as of March 31, 2002, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the six months ended March 31, 2002, 2001 and 2000, and for the period from July 1, 2001 (inception of exploration stage) through March 31, 2002. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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

The financial statements for the years ended September 30, 2001 and 2000 were audited by us and we expressed an unqualified opinion on them in our report dated January 8, 2002. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  14,  2002

                            CADENCE RESOURCES CORPORATION
                         (FORMERLY ROYAL SILVER MINES, INC.)
                            (AN EXPLORATION STAGE COMPANY)
                                    BALANCE SHEETS

                                                 March 31,        September 30,
                                                   2002      ------------------------
                                                (Unaudited)     2001         2000
                                              -------------  -----------  -----------
ASSETS

  CURRENT ASSETS
    Cash                                      $    128,281   $  191,684   $   15,915
    Receivable from working interest owners          2,752            -            -
    Notes receivable                                 3,000       18,000       14,628
    Prepaid rent                                         -        1,275            -
    Deposit                                            425          425          150
                                              -------------  -----------  -----------
      TOTAL CURRENT ASSETS                         134,458      211,384       30,693
                                              -------------  -----------  -----------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Prepaid mineral leases                         170,505       82,155            -
                                              -------------  -----------  -----------

  PROPERTY AND EQUIPMENT
    Well equipment                                  17,086            -            -
    Furniture and equipment                          1,440        1,440        1,440
    Less accumulated depreciation                   (1,440)      (1,440)      (1,404)
                                              -------------  -----------  -----------
      TOTAL PROPERTY AND EQUIPMENT                  17,086            -           36
                                              -------------  -----------  -----------

  OTHER ASSETS
    Investments                                    518,469      104,343      236,428
                                              -------------  -----------  -----------

  NONCURRENT ASSETS
    Net assets of discontinued operations          246,757      266,757      702,097
                                              -------------  -----------  -----------

  TOTAL ASSETS                                $  1,087,275   $  664,639   $  969,254
                                              =============  ===========  ===========

             See accountant's review report and accompanying notes.

                                          CADENCE RESOURCES CORPORATION
                                       (FORMERLY ROYAL SILVER MINES, INC.)
                                         (AN EXPLORATION STAGE COMPANY)
                                                 BALANCE SHEETS

                                                             March 31,                  September 30,
                                                               2002         ------------------------------------
                                                            (Unaudited)           2001                2000
                                                          ----------------  -----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                      $       118,768   $        158,857   $        109,115
    Payable to related party                                            -              8,231                  -
    Deferred working interest                                      53,144                  -                  -
    Accrued compensation                                           68,510             50,000                  -
                                                          ----------------  -----------------  -----------------
      TOTAL CURRENT LIABILITIES                                   240,422            217,088            109,115
                                                          ----------------  -----------------

  LONG-TERM DEBT
    Notes payable - related parties                                10,000            135,000                  -
                                                          ----------------  -----------------  -----------------

  COMMITMENTS AND CONTINGENCIES                                         -                  -                  -
                                                          ----------------  -----------------  -----------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 20,000,000 shares
      authorized, -0- shares issued and outstanding                     -                  -                  -
    Common stock, $.01 par value; 40,000,000 shares
      authorized, 4,778,724, 2,453,890, and
      1,199,607 shares issued and outstanding,
      respectively                                                 47,787             24,539             11,996
    Additional paid-in capital                                 12,853,007         12,198,855         11,767,998
    Stock options                                                 324,000                  -                  -
    Accumulated deficit before exploration stage              (11,102,595)       (11,102,595)       (10,885,466)
    Deficit accumulated during exploration stage               (1,148,859)          (658,086)                 -
    Accumulated other comprehensive income (loss)                (136,487)          (150,162)           (34,389)
                                                          ----------------  -----------------  -----------------
      TOTAL STOCKHOLDERS' EQUITY                                  836,853            312,551            860,139
                                                          ----------------  -----------------  -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                $     1,087,275   $        664,639   $        969,254
                                                          ================  =================  =================

                           See accountant's review report and accompanying notes.

                                                CADENCE RESOURCES CORPORATION
                                             (FORMERLY ROYAL SILVER MINES, INC.)
                                               (AN EXPLORATION STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                  Three Months Ended                  Six Months Ended
                                                                        March 31,                         March 31,
                                                        ----------------------------------------  --------------------------
                                                            2002          2001          2000          2002          2001
                                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                        ------------  ------------  ------------  ------------  ------------
REVENUES                                                $         -   $         -   $         -   $         -   $         -

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                                   -             -         3,139             -           402
  Officers' and directors' compensation                      40,000             -             -        52,510             -
  Consulting                                                374,904        29,500             -       470,518        84,000
  Professional fees                                           5,366         6,488         8,622        33,222        12,698
  Oil and gas lease expenses                                 34,870             -             -        49,642             -
  Exploration and drilling                                  177,038             -             -       177,038             -
  General and administrative                                  7,396         4,280         2,203        20,317        14,292
                                                        ------------  ------------  ------------  ------------  ------------
    Total expenses                                          639,574        40,268        13,964       803,247       111,392
                                                        ------------  ------------  ------------  ------------  ------------

OPERATING LOSS                                             (639,574)      (40,268)      (13,964)     (803,247)     (111,392)
                                                        ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES)
  Interest income                                                11            20            99            24            49
  Interest expense                                           (1,329)       (1,186)            -        (2,389)       (4,010)
  Gain on debt forgiveness                                        -             -             -         6,109             -
  Gain (loss) on disposition and impairment of assets        11,265       (30,209)       57,409       (21,468)      (27,797)
                                                        ------------  ------------  ------------  ------------  ------------
    Total other income (expense)                              9,947       (31,375)       57,508       (17,724)      (31,758)
                                                        ------------  ------------  ------------  ------------  ------------

LOSS BEFORE TAXES                                          (629,627)      (71,643)       43,544      (820,971)     (143,150)

INCOME TAX BENEFIT                                                -             -             -        66,040             -
                                                        ------------  ------------  ------------  ------------  ------------

LOSS FROM CONTINUING OPERATIONS                            (629,627)      (71,643)       43,544      (754,931)     (143,150)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (Loss) from mining operations (net of income
    taxes)                                                        -           (64)       (5,095)      264,158          (234)
                                                        ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                          (629,627)      (71,707)       38,449      (490,773)     (143,384)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                               3,215       (47,394)      305,284        13,675      (110,861)
                                                        ------------  ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)                             $  (626,412)  $  (119,101)  $   343,733   $  (477,098)  $  (254,245)
                                                        ============  ============  ============  ============  ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $     (0.16)  $     (0.05)  $      0.04   $     (0.21)  $     (0.11)
  Net income (loss) from discontinued operations                  -           nil         (0.01)         0.07           nil
                                                        ------------  ------------  ------------  ------------  ------------
NET INCOME (LOSS) PER COMMON SHARE                      $     (0.16)  $     (0.05)  $      0.03   $     (0.14)  $     (0.11)
                                                        ============  ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                       3,891,433     1,416,520     1,018,103     3,571,614     1,315,771
                                                        ============  ============  ============  ============  ============

                                                                         Period from
                                                         Six Months      July 1, 2001
                                                           Ended        (Inception of
                                                         March 31,    Exploration Stage)
                                                        ------------       through
                                                            2000        March 31, 2002
                                                        (Unaudited)      (Unaudited)
                                                        ------------  ------------------
REVENUES                                                $         -   $               -

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                               6,302                   -
  Officers' and directors' compensation                      15,000             119,010
  Consulting                                                  6,536             470,518
  Professional fees                                          31,778              33,222
  Oil and gas lease expenses                                      -              49,642
  Exploration and drilling                                        -             177,038
  General and administrative                                 11,393             113,035
                                                        ------------  ------------------
    Total expenses                                           71,009             962,465
                                                        ------------  ------------------

OPERATING LOSS                                              (71,009)           (962,465)
                                                        ------------  ------------------

OTHER INCOME (EXPENSES)
  Interest income                                               182                  47
  Interest expense                                                -             (22,614)
  Gain on debt forgiveness                                        -               6,109
  Gain (loss) on disposition and impairment of assets       (51,777)            (60,525)
                                                        ------------  ------------------
    Total other income (expense)                            (51,595)            (76,983)
                                                        ------------  ------------------

LOSS BEFORE TAXES                                          (122,604)         (1,039,448)

INCOME TAX BENEFIT                                                -              66,040
                                                        ------------  ------------------

LOSS FROM CONTINUING OPERATIONS                            (122,604)           (973,408)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (Loss) from mining operations (net of income
    taxes)                                                   (5,095)           (175,451)
                                                        ------------  ------------------

NET INCOME (LOSS)                                          (127,699)         (1,148,859)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                             272,141              34,828
                                                        ------------  ------------------

COMPREHENSIVE INCOME (LOSS)                             $   144,442     $    (1,114,031)
                                                        ============  ==================

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $     (0.12)
  Net income (loss) from discontinued operations              (0.01)
                                                        ------------
NET INCOME (LOSS) PER COMMON SHARE                      $     (0.13)
                                                        ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                       1,017,815
                                                        ============

             See accountant's review report and accompanying notes.

                                                  CADENCE RESOURCES CORPORATION
                                               (FORMERLY ROYAL SILVER MINES, INC.)
                                                  (AN EXPLORATION STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                          Common  Stock                                             Accumulated     Accumulated
                                        -----------------    Additional                               During           Other
                                         Number               Paid-in      Stock     Accumulated    Exploration    Comprehensive
                                        of Shares  Amount     Capital     Options      Deficit         Stage          Income
                                        ---------  -------  ------------  --------  -------------  -------------  ---------------
Balance, September 30, 1999             1,014,982  $10,150  $11,621,519   $      -  $(10,457,146)  $          -   $            -

Shares issued to consultants
  for services at $1.00
  per share                                 3,125       31        3,094          -             -              -                -

Shares issued to officers for
  debt at $0.80 per share                 110,000    1,100       86,900          -             -              -                -

Shares issued to officers for
  investment at $0.80 per share            71,500      715       56,485          -             -              -                -

Net loss for the year ended
  September 30, 2000                            -        -            -          -      (428,320)             -          (34,389)
                                        ---------  -------  ------------  --------  -------------  -------------  ---------------

Balance,
  September 30, 2000                    1,199,607   11,996   11,767,998          -   (10,885,466)             -          (34,389)

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                               174,375    1,744       95,656          -             -              -                -

Shares issued to officers for
  investments at $0.40 per share          310,000    3,100      120,900          -             -              -                -

Shares issued to officers for
  investment and cash at $0.25
  per share                               160,000    1,600       38,400          -             -              -                -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                      110,000    1,100       29,150          -             -              -                -

Adjustment for fractional shares
  issued                                    4,074       41          (41)         -             -              -                -

Shares issued for loan consideration
  at $0.30 per share                       62,500      625       18,125          -             -              -                -

Shares issued for cash at $0.30
  per share                               393,334    3,933      114,067          -             -              -                -

Shares issued for marketing services
  at $0.30 per share                       40,000      400       14,600          -             -              -                -

Net loss for year ended
  September 30, 2001                            -        -            -          -      (217,129)      (658,086)               -

Unrealized loss on market value
  of investments                                -        -            -          -             -              -         (115,773)
                                        ---------  -------  ------------  --------  -------------  -------------  ---------------

Balance,
  September 30, 2001                    2,453,890   24,539   12,198,855          -   (11,102,595)      (658,086)        (150,162)

Shares issued for cash at $0.24
  to $0.30 per share                    1,326,334   13,263      361,637          -             -              -                -

Shares issued to officer for debt
  at $0.30 per share                      300,000    3,000       87,000          -             -              -                -

Shares issued to officers,
  consultants and others for services
  and accrued compensation at
  $0.30 to $0.38 per share                298,500    2,985       89,515          -             -              -                -

Shares issued for investment at
  $0.30 per share                         400,000    4,000      116,000          -             -              -                -

Options issued to consultants
  for services                                  -        -            -    324,000             -              -                -

Net loss for the period ended
  March 31, 2002 (unaudited)                    -        -            -          -             -       (490,773)               -

Unrealized gain on market value
  of investments                                -        -            -          -             -              -           13,675
                                        ---------  -------  ------------  --------  -------------  -------------  ---------------

Balance
  March 31, 2002 (unaudited)            4,778,724  $47,787  $12,853,007   $324,000  $(11,102,595)  $ (1,148,859)  $     (136,487)
                                        =========  =======  ============  ========  =============  =============  ===============

                                             Total
                                         Stockholders'
                                            Equity
                                        ---------------
Balance, September 30, 1999             $    1,174,523

Shares issued to consultants
  for services at $1.00
  per share                                      3,125

Shares issued to officers for
  debt at $0.80 per share                       88,000

Shares issued to officers for
  investment at $0.80 per share                 57,200

Net loss for the year ended
  September 30, 2000                          (462,709)
                                        ---------------

Balance,
  September 30, 2000                           860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                     97,400

Shares issued to officers for
  investments at $0.40 per share               124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                     40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                            30,250

Adjustment for fractional shares
  issued                                             -

Shares issued for loan consideration
  at $0.30 per share                            18,750

Shares issued for cash at $0.30
  per share                                    118,000

Shares issued for marketing services
  at $0.30 per share                            15,000

Net loss for year ended
  September 30, 2001                          (875,215)

Unrealized loss on market value
  of investments                              (115,773)
                                        ---------------

Balance,
  September 30, 2001                           312,551

Shares issued for cash at $0.24
  to $0.30 per share                           374,900

Shares issued to officer for debt
  at $0.30 per share                            90,000

Shares issued to officers,
  consultants and others for services
  and accrued compensation at
  $0.30 to $0.38 per share                      92,500

Shares issued for investment at
  $0.30 per share                              120,000

Options issued to consultants
  for services                                 324,000

Net loss for the period ended
  March 31, 2002 (unaudited)                  (490,773)

Unrealized gain on market value
  of investments                                13,675
                                        ---------------

Balance
  March 31, 2002 (unaudited)            $      836,853
                                        ===============

See accountant's review report and accompanying notes.

                                         CADENCE RESOURCES CORPORATION
                                      (FORMERLY ROYAL SILVER MINES, INC.)
                                         (AN EXPLORATION STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS

                                                                                                  Period from
                                                                    Six Months Ended              July 1, 2001
                                                                        March 31,                (Inception of
                                                       --------------------------------------      through
                                                           2002          2001         2000       March 31, 2002
                                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                       ------------  ------------  ----------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (490,773)  $  (143,384)  $(127,699)  $    (1,148,859)
  Discontinued operations                                        -             -           -           439,609
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss (gain) on sale of equipment                           -          (115)    113,686                 -
      Loss on sale of investments                           21,468        27,912           -            60,525
      Gain from mining operations                         (330,198)            -           -          (330,198)
      Gain on debt forgiveness                               6,109             -           -             6,109
      Equipment traded for services                              -             -       4,137                 -
      Depreciation and amortization                              -           402       6,302                 -
      Issuance of common stock for services                 58,500        82,400       3,125           105,000
      Issuance of common stock for loan
         consideration                                           -             -           -            18,750
      Issuance of stock options for
         consulting fees                                   324,000             -           -           324,000
  Changes in assets and liabilities:
      Receivable from working interest owners               (2,752)            -           -            (2,752)
      Prepaid rent                                           1,275             -           -             1,275
      Note receivable                                            -             -      (3,000)          (15,000)
      Deposit                                                    -             -        (150)                -
      Prepaid mineral leases                               (88,350)            -           -          (169,230)
      Deferred working interest                             38,527             -           -            38,527
      Accounts payable                                     (33,980)       (2,248)     13,218            10,250
      Accrued expenses                                      52,510             -           -           102,510
      Payable to related parties                                 -             -      27,000             8,231
                                                       ------------  ------------  ----------  ----------------
    Net cash provided (used) by operating activities      (443,664)      (35,033)     36,619          (551,253)
                                                       ------------  ------------  ----------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                  (21,677)       (4,400)   (128,215)          (25,185)
  Sale of investments                                       79,124        31,590     119,246           121,666
  Purchase of fixed assets                                 (17,086)            -           -           (17,086)
  Sale of fixed assets                                           -         3,000           -                 -
                                                       ------------  ------------  ----------  ----------------
    Net cash provided (used) by investing activities        40,361        30,190      (8,969)           79,395
                                                       ------------  ------------  ----------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issuance and offering costs                              -             -           -                 -
  Payments of notes payable                                (35,000)            -           -           (35,000)
  Proceeds from notes payable                                    -             -           -           135,000
  Issuance of common stock for cash                        374,900             -           -           492,900
                                                       ------------  ------------  ----------  ----------------
    Net cash provided by financing activities              339,900             -           -           592,900
                                                       ------------  ------------  ----------  ----------------
    Net increase (decrease) in cash                    $   (63,403)  $    (4,843)  $  27,650   $       121,042
                                                       ------------  ------------  ----------  ----------------

                               See accountant's review report and accompanying notes.

                                        CADENCE RESOURCES CORPORATION
                                     (FORMERLY ROYAL SILVER MINES, INC.)
                                       (AN EXPLORATION STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS

                                                                                               Period from
                                                                                               July 1, 2001
                                                              Six Months Ended                 (Inception of
                                                                  March 31,                  Exploration Stage)
                                                   ----------------------------------------       through
                                                       2002          2001          2000        March 31, 2002
                                                   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
                                                   ------------  ------------  ------------  ------------------
Net increase (decrease) in cash (balance forward)  $   (63,403)  $    (4,843)  $     27,650  $          121,042

Cash, beginning of period                              191,684        15,915         28,147               7,239

                                                   ------------  ------------  ------------  ------------------
Cash, end of period                                $   128,281   $    11,072   $     55,797  $          128,281
                                                   ============  ============  ============  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Income taxes paid                                $         -   $         -   $          -  $                -
  Interest paid                                    $         -   $         -   $          -  $                -

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock issued for services rendered
    and accrued compensation                       $    92,500   $    82,400   $      3,125  $          122,500
  Common stock issued for loan consideration       $         -   $         -   $          -  $           18,750
  Common stock issued for debt                     $    90,000   $         -   $          -  $           90,000
  Common stock issued for investment and
    stock subscription receivable                  $         -   $   124,000   $          -  $                -
  Common stock issued for investment               $   120,000   $         -   $          -  $          120,000
  Investment received for mining claims            $   350,198   $         -   $          -  $          350,198
  Investment given for related party payable       $     8,231   $         -   $          -  $            8,231
  Investment received for note receivable          $    15,000   $         -   $          -  $           15,000
  Stock options issued for servies                 $   324,000   $         -   $          -  $          324,000

                           See accountant's review report and accompanying notes.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company has elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $246,757 at March 31, 2002, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See Note 3.

The $170,505 and $82,155, respectively, cost of prepaid mineral leases included in the accompanying balance sheet as of March 31, 2002 and September 30, 2001 is related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

Mineral  Properties
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At March 31, 2002 and September 30, 2001, the cost of the Company's mineral properties is included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from mining to oil and gas.

Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Mineral  Properties  (Continued)
--------------------------------
Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  For  Taxes  (Continued)
----------------------------------
not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2002, the Company had net deferred tax assets of approximately $1,360,000, principally arising from net operating loss carryforwards for income tax purposes. During the six months ending March 31, 2002, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $6,840,000, which expire in the years 2002 through 2022.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,830,000.

Environmental  Remediation  and  Compliance
-------------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At March 31, 2002, the Company had no accrued liabilities for compliance with environmental regulations.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impaired  Asset  Policy
-----------------------
The Company adopted financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken throughout fiscal 1999, fiscal 2000, and fiscal 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at March 31, 2002. See Note 3.

Fair  Value  Standards
----------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Investments
-----------
Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Revenue  Recognition
--------------------
As noted in its statement of operations, Cadence has not produced any revenue in the periods ended March 31, 2002, 2001 or 2000. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the contract.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting  Pronouncements
--------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the nine months ended June 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $490,773 for the period ended March 31, 2002, has a pre-exploration stage accumulated deficit of $11,102,595 and a deficit accumulated during exploration stage of $1,148,859. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In September 2000 the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. on its eight-claim Palisades Group property. The lease calls for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford has the right to explore and potentially develop the property under certain conditions.

On October 31, 2001, the Company sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was 3,501,980 shares of the common stock of Caledonia, having an estimated market value of $0.10 per share and valued at $350,198. The net effect of the transaction was a gain of $330,198. See Note 5.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  3  -  MINERAL  PROPERTIES  (CONTINUED)

Mineral  Properties  in  North  Idaho  (Continued)
--------------------------------------------------
In October 1994 the Company entered into a lease agreement with Fausett International, Inc. covering the Crescent Mine located in Shoshone County, Idaho. The validity of this lease was challenged by both the Environmental Protection Agency and Shoshone County who claimed to have an ownership interest in the property. After considerable legal deliberation, in June 2001, the Company delivered a quitclaim deed to the Crescent Mine which disposed of its interest in the mine. See Note 14.

Other  Domestic  Properties
---------------------------
In the fourth quarter of the year ended September 30, 2001, the Company elected to write off all of its interests in mineral properties except for the ViPont Mine, Kil Group Claims and West Mullan Group Claims. The net effect of this write down was to record a loss on asset impairment of $432,090 during the year ended September 30, 2001.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the periods ended March 31, 2002, 2001 and 2000 was $-0-, $402 and $6,302,
respectively.


NOTE  5  -  INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At March 31, 2002 and September 30, 2001, the market values of investments were as follows:

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  5  -  INVESTMENTS  (CONTINUED)

                                        March 31,   September 30,
                                           2002          2001
                                        ----------  --------------

     Elite Logistics, Inc.              $    5,463  $       35,632
     Integrated Pharmaceuticals, Inc.            -           4,444
     Ashington Mining Company                7,200           7,200
     Oxford Metallurgical, Inc.                  -             600
     Sterling Mining Co.                     6,300           6,300
     Metalline Mining Co., Inc.              3,975               -
     Enerphaze Corporation                  80,000               -
     Caledonia Silver-Lead Mines, Inc.     350,198               -
     Trend Mining Company                   65,333          50,167
                                        ----------  --------------
                                        $  518,469  $      104,343
                                        ==========  ==============

Other  information  regarding  the  Company's  investments  follows:

Rigid  Airship  USA,  Inc.
--------------------------
On June 26, 1998, the Company traded six patented mining claims acquired in Shoshone County, Idaho in 1995 for 50,000 shares of SynFuels Technology, Inc. which was then trading at $8.00 per share. The Company acquired an additional 10,000 shares of SynFuels Technology, Inc. common stock in September 1998 in exchange for another mining property. SynFuel Technology, Inc. changed its name to Rigid Airship in November 1998. As of March 31, 2002, there was no market for this stock.

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

Enerphaze  Corporation
----------------------
During October 2001, the Company received 8,000 shares of Enerphaze Corporation common stock in payment of a $15,000 note receivable. During January and February 2002, the Company received 65,000 shares of Enerphaze Corporation common stock for 400,000 shares of the Company's common stock. No gain or loss was recognized on these transactions.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

During the six months ended March 31, 2002, the Company issued 298,500 shares of its common stock to officers, consultants and others for services valued at $92,500, and also issued 400,000 shares of its common stock for investment and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 1,326,334 shares of its common stock for $374,900.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  7  -  PREFERRED  STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of March 31, 2002.


NOTE  8  -  COMMON  STOCK  OPTIONS  AND  WARRANTS

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of March 31, 2002, only 638 shares of common stock had been awarded under the Plan.


NOTE  9  -  COMPANY  STOCK  OPTION  AND  AWARD  PLAN

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 2001, a total of 72,750 options have been granted under the plan, of which 12,750 options have been forfeited and none have been exercised through the period ending March 31, 2002. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

Following is a summary of the stock options during the period ended March 31, 2002 and the year ended September 30, 2001.

                                           Weighted
                                  Number    Average
                                    of     Exercise
                                  Options    Price
                                  -------  ---------

Outstanding at 10/1/2000           60,000  $   18.60
Granted                                 -          -
Exercised                               -          -
Expired or forfeited                    -          -
                                  -------  ---------
Outstanding at 9/30/2001           60,000  $   18.60
                                  -------  ---------

Options exercisable at 9/30/2001   60,000  $   18.60
                                  -------  ---------

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  9  -  COMPANY  STOCK  OPTION  AND  AWARD  PLAN  (CONTINUED)


Weighted average fair value of options granted during
   the year ended 9/30/2001                            $      -
                                                       ========
Outstanding at 10/1/2001                                 60,000  $18.60
                                                       ========
Granted                                                 400,000     .75
 Exercised                                                    -       -
 Expired or forfeited                                    60,000   18.60
                                                       --------  ------
 Outstanding at 3/31/2002                               400,000  $  .75
                                                       ========  ======
Options exercisable at 3/31/2002                        400,000  $  .75
                                                       ========  ======

Weighted average fair value of options granted
   during the period ended 3/31/2002                   $   0.81
                                                       ========
                                                       ========

                                                          Weighted  Average
       Exercise  Date                 Number  of  Shares  Price  per  Share
       --------------                 ------------------  -----------------
       On or before January 22, 2007             400,000  $            0.75

NOTE  9  -  COMPANY  STOCK  OPTION  AND  AWARD  PLAN

Stock  Award  Plan
------------------
During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter for each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to the salaried compensation for services.

NOTE  10  -  OIL  AND  GAS  PROPERTIES

The Company's oil and gas producing activities are subject to laws and regulations controlling not only their exploration and development, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The Company's oil and gas properties are valued at the lower of cost or net realizable value.

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage lease in a natural gas field in Desoto Parish, Louisiana. At least 51 drilled wells were previously commercially successful in adjacent acreage. As of the dates of these financial statements, the Company has leased a total of 1,920 acres. At March 31, 2002 and September 30, 2001, $156,105 and $82,155, respectively, of leases in Louisiana are included in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $1,100,000 to drill the initial test well on this property.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  10  -  OIL  AND  GAS  PROPERTIES  (CONTINUED)

Texas
-----
Subsequent to the year ended September 30, 2001, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as Pinnacle Reef. During the period ended March 31, 2002, the Company drilled its initial test well to a total depth of 4,237 feet and encountered four pay zones. The two lowest pay zones were completed and initial drill stem tests and flow tests were run. At March 31, the decision had been made to run electricity to the site, install a pump jack and commence commercial production. At March 31, 2002, $14,400 is included in the attached financial statements as prepaid mineral leases relating to Texas property.

During the six months ended March 31, 2002, the Company sold a partial interest in a portion of its Pinnacle Reef prospect for $146,000. The Company's cost in the portion of the prospect sold totaled $1,600. The Company anticipates incurring over $230,000 in exploration and development costs relating to the interest retained in the prospect. Because the Company has received proceeds from the sales of the working interests in excess of exploration and development costs attributable to those working interests, the Company originally recorded a deferred credit of $53,144. As exploration and development costs of $227,592 during the six months ended March 31, 2002 were incurred on this prospect, they were charged against the deferred credit. At March 31, 2002, the Company recorded a receivable in the amount of $2,752 to reflect some sales of the prospect's partial interest, which were collected by the Company subsequent to March 31, 2002.


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

Natural gas reserves and petroleum reserves are estimated by management. The estimates include reserves in which Cadence holds an economic interest under lease and operating agreements and are considered unproved at March 31, 2002.

Reserves attributable to certain oil and gas discoveries are not considered proved as of March 31, 2002 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of March 31, 2002 and September 30, 2001 were as follows:

                                    March 31,   September 30,
                                       2002          2001
                                    ----------  --------------
     Unproved properties            $   17,086  $            -
     Prepaid mineral leases            170,505          82,155
     Accumulated depreciation,
        depletion and amortization           -               -
                                    ----------  --------------
     Total capitalized costs        $  187,591  $       82,155
                                    ==========  ==============

Costs, both capitalized and expensed, incurred in oil and gas-producing activities during the period ended March 31, 2002 and the year ended September 30, 2001 are set forth below.

Costs both capitalized and expensed, incurred in oil and gas-producing activities during the period ended March 31, 2002 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                                   March 31,   September 30,
                                     2002          2001
                                  ----------  --------------

     Property acquisition costs:
        Unproved properties       $  192,972  $       84,503
     Exploration costs               271,441               -
     Development costs                     -               -
                                  ----------  --------------
     Total expenditures           $  464,413  $       84,503
                                  ==========  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) year ended September 30, 2001 since exploration and development activities had not commenced. Results of operation for oil and gas activities (including operating overhead) for the six months ended March 31, 2002 were as follows:

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

          Revenues                     $       -
          Exploration costs              271,441
          Depreciation, depletion
             and amortization                  -
          Other operating expenses             -
                                       ----------
          Results before income taxes  $(271,441)
          Income tax expense                   -
                                       ----------
          Results of operation from
             oil and gas producing
             activities                $(271,441)
                                       ==========

The Company has not determined that reserves are proven as of March 31, 2002, and therefore has not estimated future net cash flows. Upon determination that reserves are proven, future net cash flows will be computed using period-end prices and period-end quantities of such proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the period, based on period-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense will be calculated by applying statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Environmental  Issues  (Continued)
----------------------------------
The Company was previously engaged in exploration of mineral properties. These properties are classified as assets from discontinued operations or were previously written off as permanently impaired. Although the Company has discontinued the exploration of mineral properties, the possibility exists that environmental cleanup or other environmental restoration procedures could cause certain liabilities to arise. The company is not aware of any environmental issues related to any of its assets from discontinued operations.

Capital  Commitments
--------------------
At March 31, 2002, the Company has estimated capital and investment commitments of $1,100,000 to drill its initial test well in Louisiana. In Texas, future capital commitments are dependant upon the Company's decision to proceed with additional well development. See Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Other  Commitments
------------------
During September 2001, the Company entered into a consulting agreement with American Financial Group for promotion to investors. The agreement calls for monthly payments of $2,000 to cover all expenses, 20,000 shares of the Company's common stock (which were issued in October 2001) and an override of 2.5% of monies raised in private placements from referrals or directed business.

The Company leased office facilities in Walla Walla, Washington from Coldwell Banker Commercial commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the period ended March 31, 2002 was $2,400.


NOTE  13  -  NOTES  PAYABLE

At March 31, 2002 and September 30, 2001, notes payable consisted of the following:
                                              March 31,   September 30,
Creditor and Conditions                         2002          2001
-----------------------                      ----------  --------------

Howard Crosby, (an officer and shareholder
of the Company), unsecured, interest at 6%,
due on January 1, 2003.                      $        -  $      125,000

Dotson Exploration, (a related party),
unsecured, interest at 6%, due on
January 1, 2003.                                 10,000          10,000
                                             ----------  --------------

Total                                        $   10,000  $      135,000
                                             ==========  ==============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  14  -  SETTLEMENT  AGREEMENT

Fausett  International,  Inc.
-----------------------------
During June 2001, the Company entered into a settlement agreement wherein the Company relinquished all claims to the Crescent Mine (located in Shoshone County, Idaho) under a previously executed lease and delivered to counsel for Fausett International, Inc. (hereinafter "Fausett"), a quitclaim deed to the Crescent Mine. Upon receipt of the quitclaim deed, Fausett transferred all interest in the Crescent Mine to Shoshone County and delivered to the Company for cancellation certificates for 8,600 shares of the Company's common stock held by Fausett and an officer of Fausett. The settlement agreement released the Company from further obligations under the lease agreement. It also contained a general release in favor of the Company from the Environmental Protection Agency and from Shoshone County.


NOTE  15  -  RELATED  PARTIES

The Company sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001. Total rent paid for this office space during the period ended March 31, 2001 was $1,800.

The Company entered into a mineral lease agreement with Oxford Metallurgical, Inc. for the five-year period ending September 1, 2005. Under this agreement, Oxford receives a leasehold interest in certain mining properties in Kootenai County, Idaho in exchange for semi-annual lease payments of $300 and the maintenance of property and liability insurance on the lease properties.

During the period ended March 31, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-lead Mines, Inc. See Note 3.

Because both Oxford Metallurgical, Inc. and Caledonia Silver-Lead are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

Other  related  party  transactions  are  disclosed  in  Notes  5,  6  and  13.


NOTE  16  -  GAIN  ON  DEBT  FORGIVENESS

During the period ended March 31, 2002, an accounts payable vendor chose to reverse interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  17  -  SUBSEQUENT  EVENTS

Oil  and  Gas  Leases
---------------------
Subsequent to the date of these financial statements the Company has completed two other wells on its leased property in Wilbarger County, Texas. The Company is currently anticipating completing these wells on or about the first of June , 2002 and expects both of these wells to be commercially viable.

Sale  of  Stock  "Units"
------------------------
Subsequent to the date of these financial statements, the Company sold 2,166,668 "units" to investors at $0.30 per unit in a private placement. Each unit consisted of one share of common stock and one warrant exercisable at $0.30 per common share for five years. Sales of these units generated cash proceeds of $500,000 and a subscription receivable for $150,000. Two officers of the Company and another entity under common control invested $50,000 in these same common stock units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  Company  has  not  had  revenues from operations during the last two years.

The Company intends to spend its existing cash on exploration on its existing oil and gas lease in Texas. The Company does not intend to acquire any additional oil and gas leases until it completes exploration operations on its existing leases in Texas and Louisiana. The Company has initiated drilling and completion operations on its three oil wells in Texas. The Company intends to continue drilling new wells in Texas as funding permits. The time schedule for drilling and completion of wells is dependant upon raising sufficient capital to fund these activities.

As noted, the Company will need additional capital to drill its wells. The amount of capital required is dependant on the success it has on its earliest wells because the Company anticipates funding some future drilling of wells from cash flow out of these earlier wells if they are commercially successful. The Company hopes to reduce its dependence on new finances by completing sufficient wells to fund new wells out of cash flow. Due to the declining nature of oil & gas production, the Company must continue to explore and drill new wells to maintain its sources of revenue. There is no assurance, however, the Company's initial wells will provide sufficient revenue to fund other future wells. If they do not prove successful, the Company will have to rely upon future new finances from outside sources in order to both continue exploring for new oil and gas deposits, and to continue its operations.

The Company sold 40% of the working interest in its first and third wells to raise funds to drill and complete these wells. It may sell a portion of the working interest in future wells to investors in order to raise the capital to drill such wells.

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

The Company drilled and intends to complete its second well entirely from its own funds.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated until it successfully completes at least one producing oil or gas well. Accordingly, the Company must raise cash from sources other than from the sale of oil or gas found on its property. That cash must be raised from other outside sources. The Company's only other source for cash at this time are investments or loans by others to the Company.

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


ITEM  2.  CHANGES  IN  SECURITIES.

Common  Stock
-------------

During the six months ended March 31, 2002, the Company issued 298,500 shares of its common stock to officers, consultants and others for services valued at $92,500, and also issued 400,000 shares of its common stock for investment and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 1,326,334 shares of its common stock for $374,900.

We had 4,778,724 shares of common stock issued and outstanding as of March 31, 2002. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

Options  and  Warrants
----------------------
The Company issued an option pursuant to its stock option plan to a Director of the Company in the amount of 200,000 shares at $.75 exercisable until January 22, 2007.

The Company also issued an option pursuant to its stock option plan to a Consultant of the Company in the amount of 200,000 shares at $.75 exercisable until January 22, 2007.


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

Dated  this  16th  day  of  May,  2002.

CADENCE  RESOURCES  CORPORATION


By:  /s/  Howard  Crosby
     --------------------------------
Howard  Crosby
Its:  Chief  Executive  Officer


By:  /s/  John  Ryan
     --------------------------------
John  Ryan
Its:  Chief  Financial  Officer