Form 10QSB
period 2002-06-30
CADENCE RESOURCES CORP
filed 2002-08-19
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

Yes [x] No [ ]

The number of shares outstanding at June 30, 2002: 6,735,860 shares

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                                 C O N T E N T S




Accountant's Review Report. . . . . . . . . . . . . . . . . . . . . . .       1

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Statements of Operations and Comprehensive Loss . . . . . . . . . . . .       4

Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .       5

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .       6

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .       8

The Board of Directors
Cadence Resources Corp.
(Formerly Royal Silver Mines, Inc.)
Walla Walla, Washington


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (an exploration stage company) as of June 30, 2002, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the nine months ended June 30, 2002, 2001 and 2000, and for the period from July 1, 2001 (inception of exploration stage) through June 30, 2002. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
August  12,  2002

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                  June 30,       September 30,
                                                    2002     ---------------------
                                                 (Unaudited)    2001       2000
                                                 ----------  ----------  ---------
ASSETS

  CURRENT ASSETS
    Cash                                         $  271,443   $191,684   $ 15,915
    Receivable from working interest owners          18,830          -          -
    Notes receivable                                 43,000     18,000     14,628
    Prepaid rent                                          -      1,275          -
    Deposit                                             425        425        150
                                                 ----------  ----------  ---------
      TOTAL CURRENT ASSETS                          333,698    211,384     30,693
                                                 ----------  ----------  ---------
  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                                45,427          -          -
    Unproved properties                              78,997          -          -
    Wells and related equipment and facilities       89,914          -          -
    Support equipment and facilities                 11,687          -          -
    Prepaid mineral leases                          154,758     82,155          -
                                                 ----------  ----------  ---------
      TOTAL OIL AND GAS PROPERTIES                  380,783     82,155          -
                                                 ----------  ----------  ---------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                           1,440      1,440      1,440
    Less accumulated depreciation                    (1,440)    (1,440)    (1,404)
                                                 ----------  ----------  ---------
      TOTAL PROPERTY AND EQUIPMENT                        -          -         36
                                                 ----------  ----------  ---------

  OTHER ASSETS
    Investments                                     496,540    104,343    236,428
                                                 ----------  ----------  ---------

  NONCURRENT ASSETS
    Net assets of discontinued operations           246,757    266,757    702,097
                                                 ----------  ----------  ---------

  TOTAL ASSETS                                   $1,457,778   $664,639   $969,254
                                                 ==========  ==========  =========

              See accountant's review report and accompanying notes.

                                       CADENCE RESOURCES CORPORATION
                                    (FORMERLY ROYAL SILVER MINES, INC.)
                                      (AN EXPLORATION STAGE COMPANY)
                                              BALANCE SHEETS


                                                            June 30,           September 30,
                                                             2002       ----------------------------
                                                          (Unaudited)       2001           2000
                                                         -------------  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                     $    115,017   $    158,857   $    109,115
    Payable to related party                                        -          8,231              -
    Deferred working interest                                  44,396              -              -
    Accrued compensation                                       46,261         50,000              -
                                                         -------------  -------------  -------------
      TOTAL CURRENT LIABILITIES                               205,674        217,088        109,115
                                                         -------------  -------------  -------------

  LONG-TERM DEBT
    Notes payable - related parties                            10,000        135,000              -
                                                         -------------  -------------  -------------

  COMMITMENTS AND CONTINGENCIES                                     -              -              -
                                                         -------------  -------------  -------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 20,000,000 shares
      authorized, -0- shares issued and outstanding                 -              -              -
    Common stock, $.01 par value; 100,000,000 shares
      authorized, 6,735,860, 2,453,890, and
      1,199,607 shares issued and outstanding
      respectively                                             67,359         24,539         11,996
    Additional paid-in capital                             13,221,269     12,198,855     11,767,998
    Stock options                                             324,000              -              -
    Stock warrants                                            233,334              -              -
    Accumulated deficit before exploration stage          (11,102,595)   (11,102,595)   (10,885,466)
    Deficit accumulated during exploration stage           (1,342,192)      (658,086)             -
    Accumulated other comprehensive income (loss)            (159,071)      (150,162)       (34,389)
                                                         -------------  -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                            1,242,104        312,551        860,139
                                                         -------------  -------------  -------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                               $  1,457,778   $    664,639   $    969,254
                                                         =============  =============  =============

                          See accountant's review report and accompanying notes.

                                       CADENCE RESOURCES CORPORATION
                                    (FORMERLY ROYAL SILVER MINES, INC.)
                                      (AN EXPLORATION STAGE COMPANY)
                              STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                  Three Months Ended                  Nine Months Ended
                                                                        June 30,                           June 30,
                                                        ----------------------------------------  -------------------------
                                                           2002          2001          2000          2002          2001
                                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                        ------------  ------------  ------------  ------------  -----------
REVENUES                                                $         -   $         -   $         -   $         -   $        -
                                                        ------------  ------------  ------------  ------------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                                   -             -         1,646             -          402
  Officers' and directors' compensation                      45,000        13,750         2,000        97,510       13,750
  Consulting                                                 68,082         3,500         5,000       538,600       87,500
  Professional fees                                          21,092        11,995        66,235        54,314       45,217
  Oil and gas lease expenses                                 36,047             -             -        85,689            -
  Exploration and drilling                                    1,731             -             -       178,769            -
  General and administrative                                 20,231        18,370         3,971        40,548       12,138
                                                        ------------  ------------  ------------  ------------  -----------
    Total expenses                                          192,183        47,615        78,852       995,430      159,007
                                                        ------------  ------------  ------------  ------------  -----------

OPERATING LOSS                                             (192,183)      (47,615)      (78,852)     (995,430)    (159,007)
                                                        ------------  ------------  ------------  ------------  -----------

OTHER INCOME (EXPENSES)
  Interest income                                                 3            28           122            27           77
  Interest expense                                           (2,333)       (1,476)            -        (4,722)      (5,486)
  Gain on debt forgiveness                                        -             -             -         6,109            -
  Gain (loss) on disposition and impairment of assets         1,180       (23,487)       26,089       (20,288)     (51,284)
                                                        ------------  ------------  ------------  ------------  -----------
    Total other income (expense)                             (1,150)      (24,935)       26,211       (18,874)     (56,693)
                                                        ------------  ------------  ------------  ------------  -----------

LOSS BEFORE TAXES                                          (193,333)      (72,550)      (52,641)   (1,014,304)    (215,700)

INCOME TAX BENEFIT                                                -             -             -        66,040            -
                                                        ------------  ------------  ------------  ------------  -----------

LOSS FROM CONTINUING OPERATIONS                            (193,333)      (72,550)      (52,641)     (948,264)    (215,700)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (Loss) from mining operations (net of
    income taxes)                                                 -        (1,195)       (2,322)      264,158       (1,429)
                                                        ------------  ------------  ------------  ------------  -----------

NET INCOME (LOSS)                                          (193,333)      (73,745)      (54,963)     (684,106)    (217,129)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                             (22,584)      (26,065)     (146,426)       (8,909)    (136,926)
                                                        ------------  ------------  ------------  ------------  -----------

COMPREHENSIVE LOSS                                      $  (215,917)  $   (99,810)  $  (201,389)  $  (693,015)  $ (354,055)
                                                        ============  ============  ============  ============  ===========

NET LOSS PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $     (0.03)  $     (0.04)  $     (0.05)  $     (0.22)  $    (0.15)
  Net income (loss) from discontinued operations                  -           Nil           Nil          0.06          Nil
                                                        ------------  ------------  ------------  ------------  -----------
NET INCOME (LOSS) PER COMMON SHARE                      $     (0.03)  $     (0.04)  $     (0.05)  $     (0.16)  $    (0.15)
                                                        ============  ============  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                       5,903,443     1,672,079     1,020,521     4,348,048    1,422,614
                                                        ============  ============  ============  ============  ===========



                                                                      Period from
                                                                     July 1, 2001
                                                                     (Inception of
                                                                   Exploration Stage)
                                                                       through
                                                            2000     June 30, 2002
                                                        (Unaudited)   (Unaudited)
                                                        ------------  -------------
REVENUES                                                $         -   $          -
                                                        ------------  -------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                               7,948              -
  Officers' and directors' compensation                      17,000        164,010
  Consulting                                                 11,536        538,600
  Professional fees                                          98,013         54,314
  Oil and gas lease expenses                                      -         85,689
  Exploration and drilling                                        -        178,769
  General and administrative                                 15,364        133,266
                                                        ------------  -------------
    Total expenses                                          149,861      1,154,648
                                                        ------------  -------------

OPERATING LOSS                                             (149,861)    (1,154,648)
                                                        ------------  -------------

OTHER INCOME (EXPENSES)
  Interest income                                               304             50
  Interest expense                                                -        (24,947)
  Gain on debt forgiveness                                        -          6,109
  Gain (loss) on disposition and impairment of assets       (25,688)       (59,345)
                                                        ------------  -------------
    Total other income (expense)                            (25,384)       (78,133)
                                                        ------------  -------------

LOSS BEFORE TAXES                                          (175,245)    (1,232,781)

INCOME TAX BENEFIT                                                -         66,040
                                                        ------------  -------------

LOSS FROM CONTINUING OPERATIONS                            (175,245)    (1,166,741)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (Loss) from mining operations (net of
    income taxes)                                            (7,417)      (175,451)
                                                        ------------  -------------

NET INCOME (LOSS)                                          (182,662)    (1,342,192)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                             125,715         12,244
                                                        ------------  -------------

COMPREHENSIVE LOSS                                      $   (56,947)  $ (1,329,948)
                                                        ============  =============

NET LOSS PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $     (0.17)
  Net income (loss) from discontinued operations              (0.01)
                                                        ------------
NET INCOME (LOSS) PER COMMON SHARE                      $     (0.18)
                                                        ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                       1,018,713
                                                        ============

         See accountant's review report and accompanying notes.

                                       CADENCE RESOURCES CORPORATION
                                    (FORMERLY ROYAL SILVER MINES, INC.)
                                      (AN EXPLORATION STAGE COMPANY)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                     Deficit
                                            Common Stock                                                           Accumulated
                                        -------------------   Additional                                              During
                                         Number                Paid-in      Stock       Stock       Accumulated     Exploration
                                        of Shares   Amount     Capital     Options     Warrants       Deficit          Stage
                                        ---------  --------  ------------  --------  ------------  -------------  --------------
Balance, September 30, 1999             1,014,982  $ 10,150  $11,621,519   $      -  $          -  $(10,457,146)  $           -

Shares issued to consultants
  for services at $1.00
  per share                                 3,125        31        3,094          -             -             -               -

Shares issued to officers for
  debt at $0.80 per share                 110,000     1,100       86,900          -             -             -               -

Shares issued to officers for
  investment at $0.80 per share            71,500       715       56,485          -             -             -               -

Net loss for the year ended
  September 30, 2000                            -         -            -          -             -      (428,320)              -
                                        ---------  --------  ------------  --------  ------------  -------------  --------------

Balance,
  September 30, 2000                    1,199,607    11,996   11,767,998          -             -   (10,885,466)              -

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                               174,375     1,744       95,656          -             -             -               -

Shares issued to officers for
  investments at $0.40 per share          310,000     3,100      120,900          -             -             -               -

Shares issued to officers for
  investment and cash at $0.25
  per share                               160,000     1,600       38,400          -             -             -               -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                      110,000     1,100       29,150          -             -             -               -

Adjustment for fractional shares
  issued                                    4,074        41          (41)         -             -             -               -

Shares issued for loan consideration
  at $0.30 per share                       62,500       625       18,125          -             -             -               -

Shares issued for cash at $0.30
  per share                               393,334     3,933      114,067          -             -             -               -

Shares issued for marketing services
  at $0.30 per share                       40,000       400       14,600          -             -             -               -

Net loss for year ended
  September 30, 2001                            -         -            -          -             -      (217,129)       (658,086)

Unrealized loss on market value
  of investments                                -         -            -          -             -             -               -
                                        ---------  --------  ------------  --------  ------------  -------------  --------------

Balance,
  September 30, 2001                    2,453,890    24,539   12,198,855          -             -   (11,102,595)       (658,086)

Shares issued for cash at $0.24
  to $0.30 per share                      723,000     7,230      204,670          -             -             -               -

Shares issued to officer for debt
  at $0.30 per share                      300,000     3,000       87,000          -             -             -               -

Shares issued to officers,
  consultants and others for services
  and accrued compensation at
  $0.30 to $0.38 per share                518,834     5,189      164,479          -             -             -               -

Shares issued for cash with warrants
  attached at $0.30 per share           2,333,336    23,333      443,333          -       233,334             -               -

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                 6,800        68        6,932          -             -             -               -

Shares issued for investment at
  $0.30 per share                         400,000     4,000      116,000          -             -             -               -

Options issued to consultants
  for services                                  -         -            -    324,000             -             -               -

Net loss for the period ended
  June 30, 2002 (unaudited)                     -         -            -          -             -             -        (684,106)

Unrealized loss on market value
  of investments                                -         -            -          -             -             -               -
                                        ---------  --------  ------------  --------  ------------  -------------  --------------

Balance
  June 30, 2002 (unaudited)             6,735,860  $ 67,359  $13,221,269   $324,000  $    233,334  $(11,102,595)  $  (1,342,192)
                                        =========  ========  ============  ========  ============  =============  ==============

                                          Accumulated
                                            Other          Total
                                        Comprehensive   Stockholders'
                                            Income         Equity
                                        ---------------  -----------
Balance, September 30, 1999             $            -   $1,174,523

Shares issued to consultants
  for services at $1.00
  per share                                          -        3,125

Shares issued to officers for
  debt at $0.80 per share                            -       88,000

Shares issued to officers for
  investment at $0.80 per share                      -       57,200

Net loss for the year ended
  September 30, 2000                           (34,389)    (462,709)
                                        ---------------  -----------

Balance,
  September 30, 2000                           (34,389)     860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                          -       97,400

Shares issued to officers for
  investments at $0.40 per share                     -      124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                          -       40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                                 -       30,250

Adjustment for fractional shares
  issued                                             -            -

Shares issued for loan consideration
  at $0.30 per share                                 -       18,750

Shares issued for cash at $0.30
  per share                                          -      118,000

Shares issued for marketing services
  at $0.30 per share                                 -       15,000

Net loss for year ended
  September 30, 2001                                 -     (875,215)

Unrealized loss on market value
  of investments                              (115,773)    (115,773)
                                        ---------------  -----------

Balance,
  September 30, 2001                          (150,162)     312,551

Shares issued for cash at $0.24
  to $0.30 per share                                 -      211,900

Shares issued to officer for debt
  at $0.30 per share                                 -       90,000

Shares issued to officers,
  consultants and others for services
  and accrued compensation at
  $0.30 to $0.38 per share                           -      169,668

Shares issued for cash with warrants
  attached at $0.30 per share                        -      700,000

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                          -        7,000

Shares issued for investment at
  $0.30 per share                                    -      120,000

Options issued to consultants
  for services                                       -      324,000

Net loss for the period ended
  June 30, 2002 (unaudited)                          -     (684,106)

Unrealized loss on market value
  of investments                                (8,909)      (8,909)
                                        ---------------  -----------

Balance
  June 30, 2002 (unaudited)             $     (159,071)  $1,242,104
                                        ===============  ===========

       See accountant's review report and accompanying notes.

                                       CADENCE RESOURCES CORPORATION
                                    (FORMERLY ROYAL SILVER MINES, INC.)
                                      (AN EXPLORATION STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                                                                 Period from
                                                                                                 July 1, 2001
                                                                                                (Inception of
                                                              For the Nine Months Ended          (Exploration
                                                                       June 30,                     Stage)
                                                       ---------------------------------------     through
                                                           2002          2001         2000       June 30, 2002
                                                         (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
                                                       ------------  ------------  -----------  --------------
Cash flows from operating activities:
  Net loss                                             $  (684,106)  $  (217,129)  $(182,662)  $   (1,342,192)
  Discontinued operations                                        -             -           -          439,609
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss (gain) on sale of equipment                           -          (115)     86,284                -
      Loss (gain) on sale of investments                   (20,288)       43,399           -           18,769
      Gain from mining operations                         (330,198)            -           -         (330,198)
      Gain on debt forgiveness                               6,109             -           -            6,109
      Equipment traded for services                              -             -       4,137                -
      Depreciation and amortization                              -           402       7,948                -
      Issuance of common stock for services                169,667        96,150       3,125          216,167
      Issuance of common stock for
         reimbursement of expenses                           7,000             -           -            7,000
      Issuance of common stock for loan
         consideration                                           -         8,000           -           18,750
      Issuance of stock options for
         consulting fees                                   324,000             -           -          324,000
  Changes in assets and liabilities:
      Receivable from working interest owners              (18,830)            -           -          (18,830)
      Note receivable                                      (40,000)            -     (14,628)         (55,000)
      Prepaid rent                                           1,275             -           -            1,275
      Deposit                                                    -          (275)       (150)               -
      Prepaid mineral leases                               (72,603)       (2,550)          -         (153,483)
      Accounts payable                                     (43,940)        5,512      56,231              290
      Deferred working interest                             42,565             -           -           42,565
      Accrued compensation                                  30,261             -           -           80,261
      Payable to related parties                                 -             -     (44,000)           8,231
                                                       ------------  ------------  -----------  --------------
    Net cash provided (used) by operating activities      (629,088)      (66,606)    (83,715)        (736,677)
                                                       ------------  ------------  -----------  --------------

Cash flows from investing activities:
  Purchase of investments                                  (22,527)       (4,400)   (152,752)         (26,035)
  Purchase and development of proved and
     unproved properties                                  (124,424)            -           -         (124,424)
  Purchase of fixed assets                                (101,601)            -           -         (101,601)
  Sale of investments                                       80,499        54,330     144,622          123,041
  Sale of fixed assets                                           -         3,000           -                -
                                                       ------------  ------------  -----------  --------------
    Net cash provided (used) by investing activities      (168,053)       52,930      (8,130)        (129,019)
                                                       ------------  ------------  -----------  --------------

Cash flows from financing activities:
  Issuance of common stock for cash                        678,566         5,000           -          796,566
  Issuance of warrants for cash                            233,334             -           -          233,334
  Proceeds from notes payable                                    -             -           -          135,000
  Payments of notes payable                                (35,000)            -           -          (35,000)
  Issuance of common stock for payment to
    related party                                                -             -      88,000                -
                                                       ------------  ------------  -----------  --------------
    Net cash provided by financing activities              876,900         5,000      88,000        1,129,900
                                                       ------------  ------------  -----------  --------------
    Net increase (decrease) in cash                    $    79,759   $    (8,676)  $  (3,845)  $      264,204
                                                       ------------  ------------  -----------  --------------

                            See accountant's review report and accompanying notes.

                                       CADENCE RESOURCES CORPORATION
                                    (FORMERLY ROYAL SILVER MINES, INC.)
                                      (AN EXPLORATION STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                                                             Period from
                                                                                             July 1, 2001
                                                                                             (Inception of
                                                           For the Nine Months Ended          Exploration
                                                                    June 30,                     Stage)
                                                   ----------------------------------------     through
                                                       2002          2001          2000      June 30, 2002
                                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                   ------------  ------------  ------------  --------------
Net increase (decrease) in cash (balance forward)  $     79,759  $    (8,676)  $    (3,845)  $      264,204

Cash, beginning of period                               191,684       15,915        28,147            7,239

                                                   ------------  ------------  ------------  --------------
Cash, end of period                                $    271,443  $     7,239   $    24,302   $      271,443
                                                   ============  ============  ============  ==============

Supplemental cash flow disclosure:

  Income taxes paid                                $          -  $         -   $         -   $          350
  Interest paid                                    $          -  $         -   $         -   $       25,655

Non-cash investing and financing activities:

  Common stock issued for services rendered
    and accrued compensation                       $    169,667  $    96,150   $     3,125   $      216,167
  Common stock issued for mineral properties       $          -  $         -   $         -   $
  Common stock issued for exchange of debt         $     90,000  $         -   $    88,000   $            -
                                                   $          -  $         -   $         -   $       18,750
  Common stock issued in exchange for                                                                     -
    investments                                    $    120,000  $   159,000   $         -   $      120,000
  Common stock issued for reimbursement of
    expenses paid                                  $      7,000  $         -   $         -   $        7,000
  Investment received for mining claims            $    350,198  $         -   $         -   $      350,198
  Investment given for related party payable       $      8,231  $         -   $         -   $        8,231
  Investment received for note receivable          $     15,000  $         -   $         -   $       15,000
  Stock options issued for services                $    324,000  $         -   $         -   $      324,000

                        See accountant's review report and accompanying notes.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company has elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $246,757 at June 30, 2002, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See Note 3.

The $140,358 and $82,155, respectively, cost of prepaid mineral leases included in the accompanying balance sheet as of June 30, 2002 and September 30, 2001 are related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

The Company is seeking additional capital through a private placement of its stock, or debt. Management plans to use the majority of such financing proceeds for landhold acquisition, and on drilling and possible completion of an oil well project in Texas. Management also plans to conduct a second financing, larger than the first, the proceeds of which will be used for drilling of wells on the Company's leased oil and gas property in Louisiana. Management believes that such financing proceeds will enable the Company to continue its operations. However, there are inherent uncertainties in fund raising and in the sales of excess assets and management cannot provide assurances that it will be successful in these endeavors. Furthermore, the Company is in the exploration stage, as it has not realized any significant revenues from its planned operations.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

Mineral  Properties
-------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At June 30, 2002 and September 30, 2001, the cost of the Company's mineral properties is included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  For  Taxes  (Continued)
----------------------------------

At June 30, 2002, the Company had net deferred tax assets of approximately $1,420,000, principally arising from net operating loss carryforwards for income tax purposes. During the nine months ending June 30, 2002, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $7,100,000, which expire in the years 2002 through 2022.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,830,000.

Environmental  Remediation  and  Compliance
-------------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At June 30, 2002, the Company had no accrued liabilities for compliance with environmental regulations.

Investments
-----------
Investments, consisting of equity securities of private and small public companies, are stated at current market value.

Revenue  Recognition
--------------------
As noted in its statement of operations, Cadence has not produced any revenue in the periods ended June 30, 2002 or 2001. When the Company does produce revenue, sales will be recognized at the point of passage of title specified in the underlying contract.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impaired  Asset  Policy
-----------------------
The Company adopted financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in fiscal years 1999, 2000, and 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at June 30, 2002. See Note 3.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Derivative  Instruments  (Continued)
------------------------------------
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
-------------------------
In  April  2002,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting Pronouncements (Continued)
-------------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the nine months ended June 30, 2002 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $684,106 for the period ended June 30, 2002, has a pre-exploration stage accumulated deficit of $11,102,595 and a deficit accumulated during exploration stage of $1,342,192. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.

Concentration of Credit Risk for Cash Held at Banks
---------------------------------------------------
The Company maintains cash balances at several banks. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2002 the cash balance exceeded this insured amount by $25,734.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Mineral  Properties  in  North  Idaho  (Continued)
--------------------------------------------------
On October 31, 2001, the Company sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was 3,501,980 shares of the common stock of Caledonia, having an estimated market value of $0.10 per share and valued at $350,198. The net effect of the transaction was a gain of $330,198. See Note 5.

In October 1994 the Company entered into a lease agreement with Fausett International, Inc. ("Fausett") covering the Crescent Mine located in Shoshone County, Idaho. The validity of this lease was challenged by both the Environmental Protection Agency and Shoshone County who claimed to have an ownership interest in the property. After considerable legal deliberation, in June 2001, the Company delivered a quitclaim deed to the Crescent Mine to Fausett, which disposed of its interest in the mine. See Note 14.

Other  Domestic  Properties
---------------------------
In the fourth quarter of the year ended September 30, 2001, the Company elected to write off all of its interests in mineral properties except for the ViPont Mine, Kil Group Claims and West Mullan Group Claims. The net effect of this write down was to record a loss on asset impairment of $432,090 during the year ended September 30, 2001.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the periods ended June 30, 2002, 2001 and 2000 was $-0-, $402 and $7,948,
respectively.


NOTE  5  -  INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At June 30, 2002 and September 30, 2001, the market values of investments were as follows:

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  5  -  INVESTMENTS  (CONTINUED)

                                        June 30,   September 30,
                                          2002          2001
                                        ---------  --------------
     Elite Logistics, Inc.              $   5,245  $       35,632
     Integrated Pharmaceuticals, Inc.           -           4,444
     Ashington Mining Company               5,709           7,200
     Oxford Metallurgical, Inc.                 -             600
     Sterling Mining Co.                    4,859           6,300
     Metalline Mining Co., Inc.             5,512               -
     Enerphaze Corporation                 70,450               -
     Caledonia Silver-Lead Mines, Inc.    350,198               -
     Trend Mining Company                  54,567          50,167
                                        ---------  --------------
                                        $ 496,540  $      104,343
                                        =========  ==============

Other  information  regarding  the  Company's  investments  follows:

Envirogold,  LLC
----------------
During January 2000, the Company announced that together with Nuvotec, Inc., it had formed Envirogold LLC ("Envirogold"). Envirogold was 50% owned by each and had signed a technology licensing agreement with Integrated Environmental Technologies ("Integrated") for the development and use of certain patented technology for applications in the mining and mineral processing industries.

The Company received notification on February 27, 2001 that the technology license assigned by Integrated had been withdrawn. After further investigation, it was mutually determined by all parties that Envirogold had no ongoing business without the license and a determination was made to dissolve Envirogold LLC.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  6  -  COMMON  STOCK

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

During the nine months ended June 30, 2002, the Company issued 518,834 shares of its common stock to officers, consultants and others for services valued at $169,667, and also issued 400,000 shares of its common stock for an investment and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 723,000 shares of its common stock for $211,900.

During the nine months ended June 30, 2002, the Company also sold 2,333,336 "units" to investors, two officers of the Company and another entity under common control at $0.30 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $0.30 per common share for five years. Sales of these units generated cash proceeds of $700,000. Two officers of the Company and another entity under common control invested $50,000 in these common stock units. (See Note 9.)


NOTE  7  -  PREFERRED  STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of June 30, 2002.


NOTE  8  -  COMMON  STOCK  OPTION  AND  AWARD  PLAN

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of June 30, 2002, only 638 shares of common stock had been awarded under the Plan.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  8  -  COMMON  STOCK  OPTION  AND  AWARD  PLAN  (CONTINUED)

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 2001, a total of 72,750 options have been granted under the plan, of which 12,750 options have been forfeited and none have been exercised through the period ending June 30, 2002. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

Following is a summary of the stock options during the period ended June 30, 2002 and the year ended September 30, 2001.

                                                                  Weighted
                                                        Number     Average
                                                          of      Exercise
                                                        Options     Price
                                                       ---------  ---------
Outstanding at 10/1/2000                                  60,000  $   18.60
                                                       ---------  ---------
Granted                                                        -          -
Exercised                                                      -          -
Expired or forfeited                                           -          -
                                                       ---------  ---------
Outstanding at 9/30/2001                                  60,000  $   18.60
                                                       ---------  ---------

Options exercisable at 9/30/2001                          60,000  $   18.60
                                                       ---------  ---------
Weighted average fair value of options granted during
   the year ended 9/30/2001                            $       -
                                                       =========

Outstanding at 10/1/2001                                  60,000  $   18.60
Granted                                                  400,000        .75
 Exercised                                                     -          -
 Expired or forfeited                                     60,000      18.60
                                                       ---------  ---------
 Outstanding at 6/30/2002                                400,000  $     .75
                                                       =========  =========
Options exercisable at 6/30/2002                         400,000  $     .75
                                                       =========  =========
Weighted average fair value of options granted
   during the period ended 6/30/2002                   $    0.81
                                                       =========

                                                           Weighted  Average
       Exercise  Date                  Number of Shares     Price per Share
       --------------                  ----------------     ---------------
       On or before January 22, 2007       400,000             $0.75

Stock  Award  Plan
------------------
During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter to each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to the salaried compensation for services.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  9  -  WARRANTS

During the nine months ended June 30, 2002, the Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. These warrants were valued at $233,334 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 5 years. These warrants may be used to purchase 2,333,336 shares of the Company's common stock at $0.30 per share. The warrants remain exercisable through 2007.

The Company also issued a warrant to a Consultant of the Company in the amount of 25,000 shares at $1.50 exercisable until June 21, 2005.

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

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. At least 51 drilled wells were previously commercially successful in adjacent acreage. As of the dates of these financial statements, the Company has leased a total of 1,920 acres. At June 30, 2002 and September 30, 2001, $140,358 and $82,155, respectively, of leases in Louisiana are included in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $1,100,000 to drill the initial test well on this property.

Texas
-----
Subsequent to the year ended September 30, 2001, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as Pinnacle Reef. During the period ended March 31, 2002, the Company drilled its initial test well to a total depth of 4,237 feet and encountered four pay zones. The two lowest pay zones were completed and initial drill stem tests and flow tests were run. At March 31, the decision had been made to run electricity to the site, install a pump jack and commence commercial production. At June 30, 2002, $14,400 is included in the attached financial statements as prepaid mineral leases relating to Texas property.

During the nine months ended June 30, 2002, the Company sold a partial interest in a portion of its Pinnacle Reef prospect for $210,000. The Company's cost in the portion of the prospect sold totaled $3,200. The Company anticipates incurring over $230,000 in exploration and

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  10  -  OIL  AND  GAS  PROPERTIES  (CONTINUED)
Texas  (Continued)
------------------

development costs relating to the interest retained in the prospect. Because the Company has received proceeds from the sales of the working interests in excess of exploration and development costs attributable to those working interests, the Company has recorded a deferred credit of $44,396. As exploration and development costs of $175,263 during the nine months ended June 30, 2002 were incurred on this prospect, they were charged against the deferred credit. At June 30, 2002, the Company recorded a receivable in the amount of $18,830 to reflect some sales of the prospect's partial interest, which were collected by the Company subsequent to June 30, 2002.

NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES

The Securities and Exchange Commission defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

THE COMPANY HAS NOT RETAINED THE SERVICES OF AN INDEPENDENT GEOLOGIST TO ESTIMATE ITS OIL AND GAS RESERVES. NATURAL GAS RESERVES (OF WHICH THERE ARE NONE AT THIS TIME) AND PETROLEUM RESERVES ARE ESTIMATED BY MANAGEMENT. THE ESTIMATES INCLUDE RESERVES IN WHICH CADENCE HOLDS AN ECONOMIC INTEREST UNDER LEASE AND OPERATING AGREEMENTS.

Reserves attributable to certain oil and gas discoveries are not considered proved as of June 30, 2002 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

The Company had no proven reserves at September 30, 2001. The changes in proved reserves for the nine months ended June 30, 2002 were as follows:

                           Petroleum Liquids   Natural  Gas
                               (barrels)       (cubic feet)
                             United States    United States
                             --------------   --------------
Reserves at October 1, 2001               -                -
Purchases                           100,485                -
                             --------------   --------------
Reserves at June 30, 2002           100,485                -
                             ==============   ==============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of June 30, 2002 and September 30, 2001 were as follows:

NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

                                      June 30,   September 30,
                                        2002          2001
                                      ---------  --------------
       Proved properties              $  45,427  $            -
       Unproved properties               78,997               -
       Wells and related equipment
          and facilities                 89,914               -
       Support equipment and
          facilities                     11,687               -
       Prepaid mineral leases           154,758          82,155
       Accumulated depreciation,
          depletion and amortization          -               -
                                      ---------  --------------
       Total capitalized costs        $ 380,783  $       82,155
                                      =========  ==============

Costs both capitalized and expensed, incurred in oil and gas-producing activities during the period ended June 30, 2002 and the year ended September 30, 2001 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                                    June 30,   September 30,
                                      2002          2001
                                    ---------  --------------
       Property acquisition costs:
          Proved properties         $   4,000  $            -
          Unproved properties         200,973          84,503
       Exploration costs              271,441               -
       Development costs              168,827               -
                                    ---------  --------------
       Total expenditures           $ 645,241  $       84,503
                                    =========  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2001 since exploration and development activities had not commenced. Results of operation for oil and gas activities (including operating overhead) for the nine months ended June 30, 2002 were as follows:

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

          Revenues                         $         -
          Exploration  costs                   271,441
          Depreciation,  depletion
             and  amortization                       -
          Other  operating  expenses                 -
                                           ------------
          Results  before  income  taxes      (271,441)
          Income  tax  expense                       -
                                           ------------
          Results  of  operation  from
             oil  and  gas  producing
             activities                    $  (271,441)
                                           ============

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at June 30, 2002 was as follows:

          Future cash flows                        $1,748,439
          Future development and production costs   1,100,000
          Future income tax expense                         -
                                                   ----------
          Future net cash flows                       648,439
          10% annual discount                         303,832
                                                   ----------
          Standardized measure of discounted
             future net cash flows                 $  344,607
                                                   ==========

Future net cash flows were computed using year-end prices and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to Cadence. Management's investments and operating decisions are based on reserve estimated that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------
The Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff's lawsuit and let stand the Company's countersuit alleging fraudulent misrepresentation. Although the plaintiff filed an appeal (regarding the originally filed lawsuit), the Utah Supreme Court rejected the appeal in a judgment rendered on July 31, 2001.

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

Capital Commitments
-------------------
At June 30, 2002, the Company has estimated capital and investment commitments of $1,100,000 to drill its initial test well in Louisiana. In Texas, future capital commitments are dependent upon the Company's decision to proceed with additional well development. See Note 9. No accruals have been made in the accompanying financial statements for these amounts.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Other  Commitments  (Continued)
-------------------------------
The Company leased office facilities in Walla Walla, Washington from Coldwell Banker Commercial commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the period ended June 30, 2002 was $3,600.


NOTE  13  -  NOTES  PAYABLE

At June 30, 2002 and September 30, 2001, notes payable consisted of the following:

                                             June 30,   September 30,
Creditor and Conditions                        2002          2001
-------------------------------------------  ---------  --------------
Howard Crosby, (an officer and shareholder
of the Company), unsecured, interest at 6%,
due on January 1, 2003.                      $       -  $      125,000

Dotson Exploration, (a related party),
unsecured, interest at 6%, due on
January 1, 2003.                                10,000          10,000
                                             ---------  --------------

Total                                        $  10,000  $      135,000
                                             =========  ==============

NOTE  14  -  SETTLEMENT  AGREEMENT

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  15  -  RELATED  PARTY  TRANSACTIONS

The Company sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001. Total rent paid for this office space during the period ended June 30, 2001 was $3,600.

The Company entered into a mineral lease agreement with Oxford Metallurgical, Inc. for the five-year period ending September 1, 2005. Under this agreement, Oxford receives a leasehold interest in certain mining properties in Kootenai County, Idaho in exchange for semi-annual lease payments of $300 and the maintenance of property and liability insurance on the lease properties.

During the period ended June 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc. See Note 5.

Because both Oxford Metallurgical, Inc. and Caledonia Silver-Lead are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

Other  related  party  transactions  are  disclosed  in  Notes  5, 6, 11 and 13.


NOTE  16  -  GAIN  ON  DEBT  FORGIVENESS

During the period ended June 30, 2002, an accounts payable vendor chose to reverse interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE  17  -  SUBSEQUENT  EVENTS

Oil  and  Gas  Leases
---------------------
Subsequent to the date of these financial statements, the Company has completed the logging and commenced production of its initial well in north Texas. Initial results have estimated proven and recoverable reserves at 100,485 barrels of crude oil. This estimate of reserves is an estimates of the Company's management and consultants and not an estimate of an independent petroleum engineer. The Company intends to obtain an independent estimate if at such time in the future the Company has sufficient oil wells in Texas to justify the cost of such a study. The Company expects to receive its initial revenue check from production in August or September 2002, and to continue to receive such checks on a monthly basis so long as its wells in Texas remain in production.

Subsequent to the end of the reporting period the Company issued a warrant to a Consultant of the Company in the amount of 200,000 shares at $1.35 exercisable until July 8, 2007.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  17  -  SUBSEQUENT  EVENTS  (CONTINUED)

Credit  Facility
----------------
Subsequent to the date of these financial statements, the Company secured a credit facility of up to $20,000,000 for drilling of its oil and gas properties in Texas and Louisiana. Under terms of the agreement with investors, the facility is structured as a limited partnership and may be funded in traunches. The credit facility will begin with an initial traunche of $250,000, with priority payback of funds to the investor and an 11% preferred return, among other non-equity terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has not had revenues from operations during the last two years.

The Company intends to spend its existing cash on exploration on its existing oil and gas lease in Texas. The Company does not intend to acquire substantial additional oil and gas leases until it completes further exploration operations on its existing leases in Texas and Louisiana. The Company has drilled and completed three oil wells in Texas. Two of these are commercial oil wells, while the third was non-commercial and completed as a salt-water disposal well. The Company has recently taken a $250,000 draw-down of funding from its Limited Partnership facility for the purpose of drilling two more oil wells in Texas, one to be drilled by the end of the month of August.

As noted, the Company will need additional capital to continue to drill its wells. The amount of capital required is dependant on the success it has on its current projects because the Company anticipates funding some future drilling of wells from cash flow from its existing wells and current targets. The Company hopes to reduce its dependence on new finances by completing sufficient wells to fund most of its new wells out of cash flow. Due to the declining nature of oil & gas production, the Company must continue to explore and drill new wells to maintain its sources of revenue. There is no assurance, however, the Company's current wells and target wells will provide sufficient revenue to fund other future wells. If they do not prove successful, the Company will have to rely upon future new finances from outside sources in order to both continue exploring for new oil and gas deposits, and to continue its operations.

The Company sold 40% of the working interest in its first and third wells to raise funds to drill and complete these wells. It may sell a portion of the working interest in future wells to investors in order to raise the capital to drill such wells. The first well is in production while the third well was non-commercial and is used as a disposal well. The second well of the Company was funded 100% by the Company and should be in production by the end of the month of August, 2002.

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

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated sufficient from its producing oil well to fully fund the cash requirements if the Company and execute its business plan. Accordingly, the Company must raise cash from sources other than from the sale of oil or gas found on its property. That cash must be raised from other outside sources. The Company's only other source for cash at this time are investments or loans by others to the Company, as well as draw-downs of funds from its Limited Partnership funding facility. There are certain constraints on the Limited Partnership facility which disallow the use of these funds from any other activity other than exploration and development of oil or gas wells. Other constraints and covenants also limit the use of these funds.

Therefore, the Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company may have to raise additional capital through the sale of securities or loans. The Company is actively pursuing additional equity capital at the time of this report. The terms of such equity fundings, if successful, may be dilutive to existing shareholders. However, as of the date hereof, the Company has no firm commitments for loans or for purchases of additional securities and there is no assurance that it will be able to raise additional capital through loans or the sale of securities in the future. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

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


ITEM 2. CHANGES IN SECURITIES.

Common Stock
------------

During the nine months ended June 30, 2002, the Company issued 518,834 shares of its common stock to officers, consultants and others for services valued at $169,667, and also issued 400,000 shares of its common stock for an investment and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 723,000 shares of its common stock for $211,900.

During the nine months ended June 30, 2002, the Company also sold 2,333,336 "units" to investors, two officers of the Company and another entity under common control at $0.30 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $0.30 per common share for five years. Sales of these units generated cash proceeds of $700,000. Two officers of the Company and another entity under common control invested $50,000 in these common stock units.

The Company had 6,735,860 shares of common stock issued and outstanding as of June 30, 2002. The issuances discussed under this section are exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to in this section.

Options and Warrants
--------------------
In the nine month period ended June 30, 2002 the Company issued the following stock options and warrants:

The Company issued an option pursuant to its stock option plan to a Director of the Company in the amount of 200,000 shares at $.75 exercisable until January 22, 2007.

The Company issued an option pursuant to its stock option plan to a Consultant of the Company in the amount of 200,000 shares at $.75 exercisable until January 22, 2007.

The Company issued a warrant to a Consultant of the Company in the amount of 25,000 shares at $1.50 exercisable until June 21, 2005.

The Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. Such warrants grant the holder the right to purchase 2, 333,336 shares of common stock at $0.30 per share. The warrants are exercisable as a cashless transaction if and only if the common stock of the Company trades at or above $1.50 per share. The warrants remain exercisable through 2007.

Subsequent to the end of the reporting period the Company issued a warrant to a Consultant of the Company in the amount of 200,000 shares at $1.35 exercisable until July 8, 2007.


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

Dated this 19th day of August, 2002.

CADENCE RESOURCES CORPORATION


By: /s/ Howard Crosby
    -----------------
Howard Crosby
Its: Chief Executive Officer


By: /s/ John Ryan
    -------------
John Ryan
Its: Chief Financial Officer

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying 10-QSB of Cadence Resources Corporation for the period beginning April 01, 2002 and ending June 30, 2002, Howard M. Crosby, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Cadence Resources Corporation Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-QSB of Cadence Resources Corporation, for the period beginning April 01, 2002 and ending June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-QSB of Cadence Resources Corporation for the period beginning April 01, 2002 and ending June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Cadence Resources Corporation.



                                               /s/Howard M. Crosby
                                               -------------------------
                                               Howard M. Crosby
                                               Chief Executive Officer


                                               /s/John P. Ryan
                                               -------------------------
                                               John P. Ryan
                                               Chief Financial Officer