Form 10-K
period 2002-09-30
CADENCE RESOURCES CORP LP
filed 2003-01-10
CIK 933157

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-K
                   __________________________________________

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 2002.
--------------------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days:     YES  [x]        NO  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [x]



As of September 30, 2002, the Registrant had 6,866,210 outstanding shares of common stock ($0.01 par value).
==============================================================================

                                TABLE OF CONTENTS

ITEM      CAPTION                                                           PAGE
NUMBER                                                                     NUMBER
                                      PART I
ITEM 1.   Business                                                              3
ITEM 2.   Properties                                                           16
ITEM 3.   Legal Proceedings                                                    16
ITEM 4.   Submission of Matters to a Vote of Security Holders                  17
                                      PART II
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder        17
          Matters
ITEM 6.   Selected Financial Data                                              19
ITEM 7.   Management's Discussion and Analysis of Financial Condition and      19
          Results of Operation
ITEM 8.   Financial Statements and Supplementary Data                          21
          Changes in and Disagreements with Accountants on Accounting and      48
ITEM 9.   Financial Disclosure
                                     PART III
ITEM 10.  Directors and Executive Officers of the Company                      48
ITEM 11.  Executive Compensation                                               50
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management       53
ITEM 13.  Certain Relationships and Related Transaction                        54

PART I

ITEM 1.  DESCRIPTION  OF  BUSINESS.

BACKGROUND

     Cadence Resources Corporation, formerly Royal Silver Mines, Inc. (the "Company") is a start-up oil, gas and mineral exploration company formed under the laws of the State of Utah on July 8, 1969, originally for the sole purpose of purchasing, developing and operating mineral properties and leases. In July 2001 the Company underwent a restructuring and refocused on the acquisition, exploration and development of oil and gas properties as well, generally through leases of the prospective property. The Company is currently earning only minimal revenues and intends to engage in the continued exploration of oil and gas leases it has acquired in Texas, and to begin to explore leases it has acquired in Michigan and Louisiana. As of the date hereof, the Company has generated a small amount of revenue from the sale of oil, and no revenue from the sale of gas.

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

     Celebration Mining Company ("Celebration"), a wholly owned subsidiary of the Company, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994, as a Washington corporation. Celebration has not yet realized any revenues from its planned operations. Celebration holds most of the remaining mineral property interests of the Company and which includes properties more fully described below.

EXISTING OIL AND GAS LEASEHOLD INTERESTS

DE SOTO PARISH, LOUISIANA

     Since September 30, 2001, the Company has completed the acquisition of three year "paid up" leases on over 3000 contiguous acres in five sections in DeSoto Parish, LA. The leases were acquired from the landowners of record in
DeSoto Parish. The Company paid approximately $100.00 per acre to acquire the leases. The Company owns 100% of the working interest in each lease and 79.25% of the net revenue interest in each lease. There is a 18.75% royalty interest and 2% overriding royalty on each lease. The leases cover the formations from the surface to the center of the earth.

     Geologically, the DeSoto Parish properties are located on the southeast side of the Sabine Uplift. The Sabine Uplift has influenced hundreds of square miles of cretaceous and younger rocks in northeast Texas and Louisiana.

     The Company will be targeting two deeper formations, the Houston and the Cotton Valley. The Houston formation is a sand and shale sequence that demonstrates tight gas bearing sands in thick intervals.

     The Company has not begun drilling operations on the Louisiana property as of the date of this document. It is the intent of the Company to raise the capital to drill these properties on its own, or to find a joint venture partner for the project that will result in the properties being drilled and explored. The earliest of the leases held by the Company will expire on or around
September, 2004, and other leases will expire soon thereafter. Therefore, the Company feels it is imperative that progress be made on these properties during 2003. The acreage held by the company comprises some five sections of land, and to the extent that commercial gas production is established by the completion of one well on each section, the remainder of the leases in that section can be held indefinitely "by production", without making further lease payments.


WILBARGER  COUNTY,  TEXAS

     On October 12, 2001, the Company acquired an Exploration License and Option to Lease on 640 acres located in Wilbarger County, Texas, located about 13 miles southeast of the town of Vernon, Texas. The Company acquired the license from the Waggoner Ranch, one of the largest ranches in the country, a large privately held ranching and farming company that also has oil interests. The Company has identified a number of targets of opportunity on the acreage based upon pre-existing and recent, company-generated seismic prospecting of the area.

     The Company believes that a number of deeper horizons between 2500 feet and 5000 feet remain under-explored on the Ranch. With the aid of new exploration methods, better drilling equipment, and proprietary seismic processing methods developed by the geological consultants to the Company, it is believed that the Company can spend the next several years drilling and completing oil wells on the Waggoner Ranch. The Company will proceed in a step-wise fashion evaluating additional prospective ground opportunistically and going to lease on ground that looks favorable. There is no assurance that this effort will be successful however.

     The primary targets are oil bearing pinnacle reefs in the Canyon limestone formation, located at about 3800 to 4000 feet. However, numerous "stacked" oil-bearing shallower horizons are also known to exist which substantially reduces the risks of a dry hole when drilling for a pinnacle reef. These could be considered secondary targets of our exploration.

     The geology of this part of northeast Texas consists of Permian and Leonardon shales and sands. The major geologic feature is the Red River Arch, which is also sometimes known as the Electra Arch. This structure has historically produced more than 150,000,000 barrels of oil from several geologic features, of which the Canyon limestone is only one. Therefore, this past production is not necessarily indicative of future results and in fact may bear no relation to the exploration activities of the Company.

     In late December 2001, the Company exercised its lease option and began drilling of its initial test well which was completed in the Company's third quarter of the fiscal year. The well encountered four different pay zones between 2400 feet and 3002 feet that ranged from 4 feet to 16 feet in thickness.

     The lowest pay zone, which was encountered between 2984 and 3002 feet, contained approximately 15 feet of pay in the Canyon Limestone formation. Further up the hole, at 2520 feet, a 16-foot thick zone was encountered in the Lower Milham sand formation. The well is now in continuous production at a nominal rate of about 40 barrels per day. This well has been designated "1A" as it is the first well on the "A" lease.

     After the indicated success of its first well, the Company soon afterwards drilled two additional exploratory wells on the Ranch - a first well on its "B" lease and a second well on the "A" lease. The "B" well targeted a pinnacle reef and encountered 6 different pay zones between the 2430 foot level and the 3101 foot level that ranged from 4 feet to 45 feet in thickness, for total net pay of 69 feet. This well has been completed and is in production, but only at a rate of only a few barrels per day. The Company intends to undertake additional perforations in this well to possibly increase its production. There is no assurance that this effort will be successful however.

     The third well, designated "2A", targeted the Milham sand formations (upper and lower) and encountered a combined total of 19 feet of net pay. This well was drilled to a total depth of 2600 feet. The Company attempted to complete this well but the flow rates were not substantial enough to make it commercial. Instead, the Company chose to utilize this well as a saltwater disposal well that was a necessary facility for the project.

     In July, 2002 the Company signed a lease option on an additional 1000 acres of ground west of its existing leases. This ground is joint-ventured with the Waggoner Ranch on a 50/50 basis. Subsequent to year end, the joint venture partners have shot and processed 3-D seismic of this ground and identified at least four new reef targets as well as two other structural targets. The structural targets include a shallow Dyson sand structure at about 1700 feet depth that has yielded an estimated 200,000 barrels of production from wells drilled on its southwest end. The joint venture may in the future target this sand up-dip from this past production. The 3D seismic also revealed a Canyon limestone structure that is deeper but also presents an interesting target.

     The Company also added additional acreage to its "B" lease and shot and processed additional seismic on that acreage. Additional new targets were identified on this acreage and the Company began another well, the "2B" on September 16, 2002. This well reached a total depth of over 3800 feet and at least four oil-bearing zones were evident from the drilling logs.

     The Company attempted to complete the 2B well in October, 2002 but was unsuccessful due to large inflows of salt water, believed to be generated from a heavily karsted section of the drill hole below the targeted oil zones. The Company still has the opportunity to attempt completion of two of the upper zones and is evaluating whether to attempt such completion or to write-off the well as a dryhole.

     In October and November, 2002 the Company, in association with the Waggoner Ranch, shot and processed additional 3D seismic on its 1000 acre joint-venture property to further delineate possible drill targets. It is expected that the first of several possible targets will be drilled in the early part of 2003.

LIMITED  PARTNERSHIP  FUNDING  FACILITY

     In August, 2002 the Company set up a Limited Partnership Funding Facility with funding to be provided as agreed by Sunrise Securities, an investment banking company located in New York, NY. The facility may be funded for a maximum amount of $20,000,000. The Company acts as the General Partner, and may also make contributions to the facility under the same terms and conditions as the limited partners. The terms of the partnership are that the limited partner(s) will provide traunches of funding in $250,000 increments on selected drilling targets, and have the right to accept or reject such targets during a notice period. If the well is funded through the facility, the partnership is obligated to repay the limited partner(s) by declaring special dividends from cash flow generated by the producing wells, or may pay these dividends by other means. These special dividends shall be paid until the limited partner(s) have received dividends equivalent to the original amounts invested plus an annual return of 11%. After such dividends are paid, the limited partner(s) will revert to a 10% net royalty from any of the wells drilled via funding from the limited partnership facility.

     The 2B well as well as all of the work and lease payments associated with the joint venture acreage referred to above has been funded through the limited partnership facility. In order to facilitate the initial traunche of $250,000 by the limited partner(s), the Company agreed to contribute the cash flow it receives from the 1A and 1B well to the partnership, and has pledged certain of its fixed equipment assets located at these wells to the partnership to ensure payment of the required special dividends. At the date of this report, no dividends have been paid to the limited partner(s).


     ALPENA  COUNTY,  MICHIGAN

     Subsequent to the end of this reporting period the Company signed a participation agreement with Aurora Energy, Ltd., of Traverse City, Michigan. The agreement grants the Company participation rights for a twenty five percent working interest in potentially as many as 200 shallow natural gas wells in the Antrim shale. The Antrim shale is a well-known productive shale and has hosted as many as 8000 natural gas wells, a large percentage of which are still in production.

     The wells are projected to be drilled to shallow depths of between 300 to 1000 feet. The average daily production from Antrim wells is typically about 130 mcf, with a reserve of about 500,000 mcf. The average life expectancy of these wells is about 30 years, although some Antrim wells have produced commercially for in excess of fifty years.

     The terms of the agreement call for the Company to participate for a 25% working interest by paying its share of incurred land lease costs, as well as drilling and completion costs. Prior to receiving payout of the investment in each well, Aurora will receive 10% of the Company's working interest, and after payout, will receive an additional 10%. The Company has the right to participate in an initial 100 well program and if the Company participates in the first 70 of these wells, will have the right to participate in an additional 100 wells.

     Aurora Energy, Ltd. currently has sufficient acreage under lease in Michigan for an estimated 250-300 wells and is very actively assessing other property with Antrim shale potential. Subject to successful funding, it is expected that drilling will begin on the first package of wells located in the "Black Bean" unit in the first quarter of 2003.

RETENTION  AND  INDEPENDENCE  OF  EXPERTS

     The Company's management has limited expertise in the area of oil and gas exploration. Accordingly, the Company has engaged third party geologists and landmen who have been largely responsible for the evaluation, recommendation, and acquisition of the existing leases of the Company. The Company has and will in the future retain drilling contractors, technicians, landmen, additional geologists, and engineers to direct the drilling and completion of oil and gas wells on its leases, and to aid in the acquisition and evaluation of other properties.

     Potential investors and existing shareholders should be aware that some of these parties may not be totally independent in advice rendered to the Company. For example, the Company management has recently relied upon the opinion and expertise of the management of Aurora Energy, Ltd. in assessing and determining to go forward with its participation in the Michigan Antrim Shale gas wells. The Board and Officers of the Company therefore must assess the reliability of the advice rendered in light of the total circumstances of any given situation. When possible, the management of the Company has a policy of attempting to obtain independent appraisals of each project but may not always be able to do so due to time constraints or unavailability of such opinions in a timely and economic manner.

TECHNIQUES  OF  EVALUATING  PROSPECTIVE  PROPERTIES

     The Company has undertaken detailed geological surveys and analysis and in some instances, these have been combined with advanced seismic exploration techniques to identify its leases.

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

     There are only minimal reserves on the Company leases in Wilbarger County, Texas and which are estimated by management. No reserves exist on any of the Company's other properties. No independent third party appraisal or reserve estimates of any of the leases has occurred to date.

MARKET  FOR  OIL  AND  GAS  PRODUCTION

     The Company is currently not producing and therefore not marketing any natural gas production. The Company is selling a small amount of oil resulting from production of its two producing wells, the 1A and 1B located in Wilbarger County, Texas. The Company, acting through the Waggoner Ranch which is the designated operator of the project, sells its production at approximately spot rate to local crude buyers who then truck transport the oil to nearby refineries. On its proposed operations in both Louisiana and Michigan the Company intends to use a third party operator and sell its product in a similar manner, the primary difference being that natural gas will be delivered to nearby existing pipelines rather than trucked.

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

ACQUISITION OF FUTURE OIL AND GAS LEASES

     The principal activity for the Company in 2003 will be the exploration its existing oil and gas leases. It is also likely that the Company will acquire other oil and gas interests, if such can be acquired on favorable terms. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a land owner or oil company.
Currently, as of the date of this report, the Company is not engaged in any bidding processes and does not intend to do so until exploration of its existing oil and gas leases has been completed.

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

     The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 that amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof on the Company cannot be predicted.

     The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

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

Texas, Michigan and Louisiana law contains:

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

     RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

     -    a "generator" or "transporter" of hazardous waste, or
     - an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

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

     CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, the Company could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Company may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

MINERAL  PROPERTY  INTERESTS

UTAH  PROPERTY
--------------

The Company has retained a 25% interest in the Vipont Mine located in Northwest Utah. This property was acquired in October 1994 when Celebration and United Silver Mine, Inc., (United) entered into a joint venture agreement, whereby Celebration could acquire up to an 80% interest in the property. Under the terms of the agreement, United was to contribute real properties for an initial 75% interest in the joint venture, and Celebration was to remove all liens associated with the real properties by paying $175,000 to a bank which was the primary lien holder for its initial 25% interest in the venture. Celebration expended $175,000 to purchase the aforementioned promissory note. The property was auctioned in a public auction in May 1995 and by virtue of Celebration's first position lien, Celebration was able to successfully bid the full amount of the underlying promissory note.

     Although additional expenditures have been made on the property through September 30, 1998, no further funds towards the joint venture have been expended by Celebration, which owns an undivided 25% interest in the property at the time of this report. However, the above joint venture agreement has been effectively dissolved and has ceased existence as a result of litigation which was initiated by Thomas Miller, a principal of United. The Company counterclaimed against Miller et. al. This litigation is more fully described below. See Item 3, "Legal Proceedings".

IDAHO  PROPERTIES
-----------------

The Company has retained several groups of unpatented mining claims in the Coeur d'Alene Mining District of North Idaho. The Coeur d'Alene Mining District is a historic mining area and is known for its century long production of silver, lead, zinc and other minerals. The District is the most prolific silver mining district in North America and is also a leading district in production of lead and zinc. The management of the Company believes it to be prudent to continue to hold its properties in this district, and opportunistically to add to its holdings there.

The Company, directly and through its subsidiary Celebration Mining Company, currently holds unpatented mining claims in three distinct groups called the South Galena Group, Moe group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities.

On October 31, 2001, the Company sold two of its claims groups, the Kil Group and West Mullan Group, to Caledonia Silver-Lead Mines, Inc. ("Caledonia"), in a transaction that is not considered arms-length because officers and directors of the Company are also officers and directors of Caledonia. By virtue of this transaction the Company became the largest single shareholder of Caledonia holding about 33% of the issued and outstanding stock.


South Galena Group
------------------

     This group of nine unpatented mining claims has been held by the Company since 1996. The claims lie nearly due south from the Galena Mine which is an active silver mine owned and operated by Coeur d'Alene Mines Corporation. The claims of the Company also lie within one mile of the City of Wallace, Idaho. The claims are accessed from several different directions by good dirt roads.

     The Galena Mine is a deep, high-grade silver mine and has been a leading producer of silver for more than thirty years. Although the claims of the Company have not been explored at the depths at which the Galena Mine is extracting ore, the same favorable rock groups and other geologic features are indicated to be present on the property of the Company. The Company has conducted only minimal claim staking and surveying activities on its properties. At this time, however, there are no indicated mineral resources on the claims controlled by the Company.

Palisades  Group
----------------

The property lies on the very western edge of the Coeur d'Alene Mining District near Pinehurst, Idaho. The property is reached by well-maintained dirt and gravel roads, either from Pinehurst or from the Town of Cataldo, Idaho.

     In September, 2000 the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. on seven of the claims in the Palisades Group property. The lease calls for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford has the right to explore and potentially develop the property under certain conditions. Oxford is an affiliated company by virtue of its common officers and directors.

     During 2002 the Company acquired additional mining claims around the Palisades Group that are not part of the lease with Oxford. This consisted of the staking of an additional thirty-two unpatented claims. The Company may in the future sell or lease such claims to Oxford, or to a third party, or may choose to explore such claims on its own.

     During 2002 the Company commissioned a study of the Palisades area by an independent professional geologist, Dr. Dwight Juras, who is considered one of the foremost experts on the geology and structural ore controls of deposits of the Coeur d'Alene District. In response to this report, the Company increased its land holdings in the area (as noted above) and is studying additional exploratory work that may be done on the Palisades Group during the field season of 2003. The summary section of his report is excerpted below:

     "The veins within the Palisade mine prospect indicates that the property geologically is part of the Coeur d'Alene Mining District. The Palisade mine prospect contains the same major vein types that have been prolific for silver and base metal ore in the Coeur d'Alene Mining District. Some of the veins may actually be the extensions of the same veins in the Silver Belt. The veins in the Palisade mine prospect also lie in the Precambrian St. Regis Formation, possibly even the transition zone of the Revett Formation, which have been the most prolific rocks of the Coeur d'Alene Mining District. At depth the veins zones will enter the more favorable massive quartzites, which dominate the 1800-foot thickness of the shallowly dipping Revett formation below.

     The distribution of the veins (vein density) on the property is as high or higher than many major mines in the Coeur d'Alene Mining District. The siderite veins that outcrop on the property are predominantly steeply to vertical dipping, Sunshine (WNW to EW-striking) and Jersey (ENE-striking) type veins that have been the most prolific veins of the Coeur d'Alene Mining District for lead (galena) and silver (tetrahedrite). In addition, Bluebird (NW-striking) and Cross (N-striking) type veins, which are also prolific veins of the Coeur d'Alene Mining District are also present. Although the veins are not within the silver-bearing tetrahedrite depth zone at the surface, high silver/lead ratios suggests that some of the veins will have those characteristics within a relatively short depth.

     Because of vein characteristics, the type of veins, vein density, and evidence for silver-bearing tetrahedrite below, the Palisade mine prospect should be explored to the tetrahedrite depth zone in the Revett formation."

     At this time, however, there are no indicated mineral resources on the claims controlled by the Company.

Rock Creek and Moe Groups
-------------------------

     During 2002 the Company also staked a block of ten unpatented mining claims which is called the Moe Group located about two miles southwest of the Town of Mullan Idaho. The Company also staked a block of eight unpatented mining claims which is called the Rock Group and which is located about two miles east of the Town of Wallace, Idaho. Both of these claim groups are accessible by easily passable dirt and gravel roads extending from a major interstate freeway. The Company has conducted only minimal claim staking and surveying activities on its properties. At this time, however, there are no indicated mineral resources on the claims controlled by the Company.

MINERAL PROPERTY FUTURE PLANS

     The additional claim staking activities of the Company were in response to a renewed interest in precious metals that has occurred in the year 2002. In the Company's judgment, the Coeur d'Alene Mining District is an attractive area to hold mining claims, particularly in a rising silver price market, and since the
----
costs of holding such claims is considered minimal in relation to the potential value of such claims. However, it should be noted that there is no assurance that rising metal markets will be sustained, or that any minerals of commercial importance will ever be found on the properties controlled by the Company.

     The Company believes that all of the claims it holds warrant further exploration activity, in particular the Palisades mine prospect. However, the Company has no firm plans to undertake any of this work in the near future.

     The Company's future mining activities, if any, will be subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment.
Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. The sections above titled "Competition", "Governmental Regulation" and "Environmental Regulations" are equally relevant to the minerals industry and investors are encouraged to carefully review these sections.

COMPANY'S  OFFICE

     The Company's office is located at 6 East Rose Street, Walla Walla, WA 99362. The Company leases the space from Coldwell Banker Commercial at the monthly lease rate of $400. The Company signed a three-year lease agreement commencing June, 2001.

EMPLOYEES

     The Company is a development stage company and currently has no employees other than its Officers and Directors. It employs a number of third party independent contractors on an "as-needed" basis. It currently provides no medical or retirement benefits to its Officers and Directors, or to those engaged as consultants.

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

     1.  THE  COMPANY  IS  AN EXPLORATION STAGE COMPANY AND MINIMAL OIL RESERVES
AND NO GAS RESERVES. The Company is currently incurring losses in its operations and may continue to sustain losses and accumulate deficits in the future.

     2. THE COMPANY MAY NOT DISCOVER A SIGNIFICANT AMOUNT OF OIL OR GAS ON ITS PROPERTY. The search for oil and gas is risky. The Company will not know what is underground until it drills a well. Although the Company has discovered oil on its leases in Wilbarger County, Texas, the amount of oil discovered is only a small amount relative to its competitors and their reserves. The Company has not initiated exploration of its Louisiana or Michigan properties and may not discover any oil or gas there. Accordingly, the Company may never discover substantial enough oil or gas resources to be a significant competitor in its industry, or to produce enough revenues that it may stay in business.

     3. VOLATILITY OF OIL AND GAS MARKETS. In the past few years, the price of oil and gas has been volatile and is likely to remain so. During the last five years the price of oil has fluctuated from a low of approximately $11.00 per barrel to a high of approximately $36.00 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $9.00 per 1,000 cubic feet. At the present time the price of oil is over $30.00 per barrel. The price of natural gas is near $5.00 per 1,000 cubic feet. There is no assurance that in the future prices for oil and gas production will stabilize at current rates and not be much lower. Lower prices may make the Company projects described herein unprofitable, either on an operating basis, a capital cost basis, or both. Higher prices rend to drive up drilling and other exploration costs and make prospective properties more expensive to acquire.

     4. AVAILABILITY OF SUITABLE PROSPECTS OR PRODUCING PROPERTIES. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than the Company. The state of the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. See "Business - Competition." The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company, or that the Company can sell its current prospects, or that the Company can obtain financing for or find participants to join in the development of its prospects.

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

     7. OPERATING AND ENVIRONMENTAL HAZARDS. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. The Company could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. The Company currently does not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas. See "Business - Government Regulations."

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

     11. BECAUSE THE COMPANY'S COMMON STOCK IS A "PENNY STOCK," INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES AND MAY HAVE LIMITED ACCESS TO INFORMATION ABOUT THE COMPANY. The Company's common stock is defined as a "penny stock," under the Securities Exchange Act of 1934, and its rules. Because the Company's common stock is a "penny stock," investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company's securities to persons other than accredited investors. As a result, fewer broker-dealers are willing to make a market in the Company's common stock and investors may not be able to resell their shares. Further, news and analyst coverage regarding penny stock is extremely limited, if non-existent. As a result, investors may find that the only information about the Company will be from reports filed with the Securities and Exchange Commission. See "Market Price for Common Equity and Other Shareholder Matters."

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

     13. NEED FOR ADDITIONAL KEY PERSONNEL. At the present, the Company employs no full time employees. Aside from its Officers, the Company has retained one geologist on a full-time consulting contract. At the present time the Company has insufficient revenues to hire additional geologists or engineers on a permanent basis and must rely on consultants paid on a daily rate basis. There is no assurance that it will be able to hire and retain such personnel in the future. If the Company is unable to engage and retain the necessary personnel, its business could be materially and adversely affected.

     14.  RELIANCE  UPON  DIRECTORS  AND  OFFICERS.   The  Company  is  wholly
dependent, at the present time, upon the personal efforts and abilities of its President and Chairman, Howard Crosby; its Director, Kevin Stulp, its Secretary/Treasurer and Director, John Ryan, and its primary consulting geologist, Lucius Geer. The loss of any one of the foregoing could adversely effect the Company's operations. While the foregoing will exercise control over the day to day affairs of the Company, they will also be devoting limited time to the Company's activities, approximately 50% of their active work time. The
Company does not have employment agreements with any of its officers and directors, nor does the Company maintain key-person insurance for any officer or director. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

     15. NEED FOR SUBSEQUENT FUNDING. The Company has an immediate need for additional funds in order to finance its proposed business operations. The Company believes that it has adequate funds available to drill and complete one additional well on its lease in Texas. It will need other funding to drill further wells in Texas, Michigan and in Louisiana. The Company's continued operations therefore depend upon its ability to raise additional funds through bank borrowings, cash flow from production (if successful in its exploration) or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

     16. NON-ARMS'S LENGTH TRANSACTION. The purchase price of some of the stock issued to the Company's officers and directors was not at arm's length, but was determined by the Company's board of directors to be enough money to continue to fund the Company on a quarter-to-quarter basis. Subsequent sales of shares were arm's length and were intended to raise enough capital to acquire its current leases, drill and complete wells, and fund other requirements of the Company. See "Principal Shareholders."

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

     21.  LACK  OF  EXPERTISE  AND  RELIANCE  UPON  EXPERTS.     The  Company's
management has limited expertise in the area of oil and gas exploration. Accordingly, the Company has engaged third party geologists and landmen who have been largely responsible for the evaluation, recommendation, and acquisition of the existing leases of the Company. The Company has and will in the future retain drilling contractors, technicians, landmen, additional geologists, and engineers to direct the drilling and completion of oil and gas wells on its leases, and to aid in the acquisition and evaluation of other properties.

     Potential investors and existing shareholders should be aware that some of these parties may not be totally independent in advice rendered to the Company. For example, the Company management has recently relied upon the opinion and expertise of the management of Aurora Energy, Ltd. in assessing and determining to go forward with its participation in the Michigan Antrim Shale gas wells. Aurora Energy was interested in obtaining the Company as a working interest partner on this project. The Board and Officers of the Company therefore must assess the reliability of the advice rendered in light of the total circumstances of any given situation. When possible, the management of the Company has a policy of attempting to obtain independent appraisals of each project but may not always be able to do so due to time constraints, cost, or outright unavailability of such opinions.

ITEM  2.   DESCRIPTION  OF  PROPERTIES.

     The Company's oil and gas leasehold properties, as well as its mineral properties are described above in Item 1. The Company rents office space at 6 East Rose Street, Walla Walla, WA at the rate of $400 per month. Its lease on that office space expires June, 2004.

ITEM  3.   LEGAL  PROCEEDINGS.

     The Company is not a party to any pending or threatened litigation except that described below. To its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

VIPONT  MINE

     The Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff's lawsuit and let stand the Company's countersuit alleging fraudulent misrepresentation. Although the plaintiff filed an appeal (regarding the originally filed lawsuit), the Utah Supreme Court rejected the appeal in a judgment rendered on July 31, 2001. In its countersuit, the Company sought full title to the aforementioned mineral property, compensatory damages as well as punitive damages. In a jury trial conducted in October, 2002, the Company's countersuit was rejected by the jury. Although the Company has filed a motion to have the verdict set aside, it expects the jury verdict will stand. As a result, the Company has and will continue to hold an undivided 25% interest in the subject mining property.

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

None.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDERS
MATTERS.

     The Company's common shares are traded on the OTC Bulletin Board Operated by the National Association of Securities Dealers, Inc. Prior to the name change to Cadence Resources Corporation the shares traded under the symbol "RSMI." Since the name change was made effective in May, 2001 the stock has traded under the symbol "CDNR".

     The prices listed below were obtained from the National Association of Securities Dealers, Inc., and are the highest and lowest bids reported during each fiscal quarter for the period September 30, 1999, through September 30, 2002. These bid prices are over-the-counter market quotations based on inter-dealer bid prices, without markup, markdown, or commission and may not necessarily represent actual transactions:

FISCAL QUARTER ENDED  HIGH BID($)  LOW BID ($)
--------------------  -----------  -----------
September 30, 1999
December 31, 1999            2.40         1.80
March 31, 2000               1.80         1.00
June 30, 2000                2.00         1.20
September 30, 2000           2.40         1.60
December 31, 2000            1.80         1.00
March 31, 2001               1.20         0.40
June 30, 2001                0.60         0.40
September 30, 2001           0.70         0.20
December 31, 2001            1.05         0.38
March 31, 2002               1.02         0.55
June 30, 2002                0.97         0.65
September 30, 2002           1.30         0.67
                             1.60         0.85

     On January 9, 2003, the average of the high bid and low ask quotation for the Company's common shares as quoted on the Bulletin Board was $1.63. The approximate number of holders of common stock of record on January 9, 2003 was
392. A large number of additional shareholders hold their stock in "street name" at their brokerage account. Therefore, the Company is unable to ascertain the exact number of such shareholders in many instances with any degree of reliability.

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

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM  6.  SELECTED  FINANCIAL  DATA

The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

                         09/30/02     09/30/01    09/30/00     09/30/99      09/30/98
                        (AUDITED)    (AUDITED)    (AUDITED)   (AUDITED)     (AUDITED)
STATEMENT OF
OPERATIONS AND
ACCUMULATED DEFICIT
DATA:
---------------------  ------------  ----------  ----------  ------------  ------------
Revenues                    56,608           0   $       0   $         0   $         0
Operating Expenses       1,297,048     326,084   $ 142,801   $   351,522   $ 1,063,715
Net loss               $  (928,861)  $(875,215)  $(428,320)  $(2,991,050)  $(2,637,568)
Net Loss per share     $     (0.19)  $   (0.55)  $   (0.40)  $     (1.60)  $     (3.20)
---------------------  ------------  ----------  ----------  ------------  ------------
BALANCE SHEET DATA:
---------------------  ------------  ----------  ----------  ------------  ------------
Work Capital
(Deficit)              $  (102,523)  $  (5,704)  $ (78,422)  $   (93,456)  $   303,600
Total Assets           $ 1,291,768   $ 664,639   $ 969,254   $ 1,296,126   $ 3,982,592
Long-term Debt         $         0   $ 135,000   $       0   $         0   $         0
Stockholders' Equity   $ 1,066,065   $ 312,551   $ 860,139   $ 1,174,523   $ 3,913,777

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     The Company has had only minimal revenues from operations during the last two years.

     The Company intends to spend its existing cash on exploration on its existing oil and gas lease in Texas. The Company does not intend to acquire any additional oil and gas leases until it completes exploration operations on its existing leases in Texas, Michigan and Louisiana. The Company intends to drill at least one well in Texas in the first calendar quarter of 2003. The Company also intends to fund drilling activities in Michigan during the same period, depending on availability of funding. Our drilling time schedule is dependent upon raising sufficient capital to fund its drilling and completion of successful wells, if any. Currently, the Company does not have adequate funds to commence all of drilling operations it contemplates.

     The Company will need additional capital to drill wells. The amount of capital required is dependant on the success it has on its earliest wells because the Company anticipates funding some future drilling of wells from cash flow out of these earlier wells if they are commercially successful. Further, drilling success typically facilitates raising of additional capital, although that may not always be the case. The Company hopes to reduce its dependence on new finances by completing sufficient wells and establishing sufficient revenues to fund its operating costs as well as provide capital for new wells. That is, because the Company maintains a small overhead it intends to deploy a majority of the income from the sale of oil or gas to drill and complete other wells. There is no assurance, however, the Company's proposed and planned drilling operations will prove successful. If it does not prove successful, the Company will have to rely upon future new finances from outside funding sources in order to continue its operations.

     The Company may sell a portion of the working interest in each well to investors in order to raise the capital to drill the well. In this way the Company may be able to drill the well from capital raised from outside investors and thus the "dry hole risk" to the Company is reduced if not totally eliminated. The major disadvantage is that the Company will give up a percentage of its future cash flow to the working interest investors which will reduce Company revenues and profits in the future from successful wells. Because of the overall advantages and benefits of "working interest financing", the Board chose to make use of such technique on its initial two wells, and may continue to use this tool on a broad scale in the future.

     The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has generated only minimal revenues from its oil and gas operations and no additional revenues are assured until it successfully completes more oil or gas wells. Accordingly, the Company must raise cash from sources other than the sale of oil or gas found on its property. That cash must be raised from other sources. The Company's only other source for cash at this time are investments or loans by others in the Company.

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

     The Company does not intend to expend any funds exploring or developing its mineral properties unless metal prices advance dramatically and funding sources to conduct such exploration and/or development become readily available. The Company will expend the small amount of funds necessary to hold its existing mineral properties and will opportunistically explore possible leasing arrangements or joint ventures with other parties should they arise. The Company may also sell its mineral properties if deemed advisable by the Board of Directors of the Company. Further, the Company may also opportunistically add to its mineral holdings in accordance with the directives of its Board.

     The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See "Business."

     The Company does not intend to purchase a plant or significant equipment, except that required to complete its oil or gas wells, or hook-up such to existing pipelines. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.


ITEM  8.   FINANCIAL  STATEMENTS.

     See  attached  statements  below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Annual Report.


                                    PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The following table sets forth the name, age and position of each Officer and Director of the Company:

NAME              AGE     POSITION
Howard M. Crosby   50  President, Treasurer and a member of the Board of Directors
John Ryan          40  Vice President, Secretary and a member of the Board of Directors
Kevin Stulp        45  Member of the Board of Directors
Guma Aquiar        25  Vice President and a member of the Board of Directors

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

     The Company did not conduct an annual meeting in 2002 which, had it been scheduled, would have occurred in April. Therefore, the Board of Directors continues to serve beyond their elected term under provisions of the Utah Revised Business Corporation Act providing that the existing Directors continue to serve until their successor is elected or appointed. Set forth below is certain biographical information regarding each director and executive officer of the Company:

HOWARD  M. CROSBY - PRESIDENT, TREASURER AND A MEMBER OF THE BOARD OF DIRECTORS.

     Since February 1994, Mr. Crosby is the President and a member of the Board of Directors and since January 1998, Mr. Crosby has been the Treasurer of Company. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. Mr. Crosby received a B.A. degree from the University of Idaho in 1974. Mr. Crosby is also an Officer and Director of Western Goldfields, Inc. a publicly traded gold mining exploration company.

JOHN  RYAN  -  VICE PRESIDENT, SECRETARY AND A MEMBER OF THE BOARD OF DIRECTORS.

     Mr. Ryan has been a member of the Board of Directors since April 1997, has been Vice President of Corporate Development since September 1996 and has been Secretary since October 1998. Mr. Ryan is a professional mining engineer. Mr.
Ryan has a broad frame of reference in the management and financing of development stage natural resource companies, including past positions with Metalline Mining Company and Grand Central Silver Mines. He presently holds positions with Trend Mining Company, a publicly traded mineral exploration and development company, Western Goldfields, Inc. a publicly traded gold mining exploration company, as well as several other private and public venture stage companies. Other Companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Oxford Metallurgical, Inc., Caledonia Silver-Lead Mines Company, Great Wall Minerals, Ltd., Continental Timber Company, Inc., Rio Grande Resources, Inc., and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan's time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

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

GUMA AQUIAR - MEMBER OF THE BOARD OF DIRECTORS AND VICE-PRESIDENT CORPORATE DEVELOPMENT

     Mr. Aguiar joined the in July, 2002 as a Member of the Board of Directors and Vice-President of Corporate Development. Mr. Aguiar currently manages the Lillian Jean Kaplan Foundation, a charitable organization that contributes to deserving causes in the South Florida area. Prior to this appointment, Mr. Aguiar was most recently employed at Prudential Securities focusing on managing the accounts of high net worth individual investors. Mr. Aguiar also has experience trading commodities gained from employment at several major Wall Street firms. Mr. Aguiar attended Clemson University on an athletic scholarship and focused his studies on Business Marketing and Management. Mr. Aguiar is a professional tennis player and has won numerous awards and tournaments. He is a member of the U.S. Professional Tennis Association and has been a tennis pro at several distinctive tennis clubs. He currently also serves as a Director of Western Goldfields, Inc., a publicly traded gold mining exploration company.

Set forth below is certain biographical information about the primary geological consultants to the Company.

LUCIUS  C.  GEER

Mr. Geer has been an independent geological consultant since 1971. Prior to that he held positions as Chief of Exploration for Texas Crude, Inc., a private Houston based oil and gas company. From 1966-69 he was the Division Exploration Manager for Signal Oil & Gas based in Los Angeles. From 1957-66 he was the Chief Geophysicist for Union Oil of California (UNOCAL). Mr. Geer has an M.S. in Geology from the University of Houston and a B.S. in Geology from Mississippi.

OLAN  ADAMS

Mr. Adams has been an independent geophysical consultant since 1993. He worked for Continental Oil Company (CONOCO) from 1954-93, primarily as a geophysicist, finishing his career as Area Geophysicist, Exploration and Production for all North America. Mr. Adams is familiar with and has conducted exploration in every major oil basin in the United States, Canada, and Alaska. He received his B.S. in Geology from Southwestern State University, and undertook and completed an MBA curriculum jointly from Oklahoma State University and the University of Colorado.

AL  WADSWORTH

Mr. Wadsworth has over forty years of experience as an independent petroleum geological consultant working with numerous major and mid-size oil companies. Prior to entering the consulting field, Mr. Wadsworth worked as an exploration geologist for Texaco and for the United States Geological Survey. Mr. Wadsworth has extensive experience in the basins of Texas and Louisiana and received both his B.S. and M.S. in Geology from the University of Texas.

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

     Based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company for transactions occurring between October 1, 2001 and September 30,
2002, Messrs Crosby and Ryan may have failed to file timely file Form 4's reflecting their acquisition or disposal of shares of common stock. Messrs Crosby and Ryan are in the process of preparing and filing a Form 5 to correct these deficiencies, if any.

ITEM  11.  EXECUTIVE  COMPENSATION

COMPENSATION.

     The following table sets forth the salary compensation paid by the Company during each of the last three fiscal years to its Chief Executive Officer and Vice Presidents. Additionally, each officer receives an award of restricted common stock of 5,000 shares per quarter, the deemed value of which is NOT included in the table below. Further, each officer who is also a director receives and award of an additional 15,000 shares of restricted common stock per quarter, the deemed value of which is NOT included in the table below.

CASH  SALARY  COMPENSATION  TABLE.

                 PRINCIPAL
     ANNUAL COMPENSATION
NAME              POSITION       YEAR     SALARY ($)
Howard Crosby  President            2002  $   60,000  [5]
                                    2001  $   30,250  [3]
                                    2000  $   22,000  [2]
                                    1999  $   41,500  [1]

John Ryan      Vice President       2002  $   60,000  [4]
                                    2001  $   30,250  [3]
                                    2000  $   22,000  [2]
                                    1999  $   41,500  [2]

Guma Aquiar    Vice President       2002  $   60,000  [6]

[1] Mr. Crosby received salary in cash totaling $19,500 and the balance in Common Stock.

[2] All compensation paid in 1999 and 2000 was taken in shares of the Company, or shares in two dormant corporations in which the Company had shareholdings. These were shares of Summit Silver Mines, Inc. and Tintic Coalition Mines Corporation. Compensation may also have been taken by accepting surplus used equipment held by the Company.

[3] These salaries were approved by the Board but were deferred and not paid in fiscal year 2001. Thereafter they were paid with stock.

[4]  Mr.  Ryan  took  $45,000  of  his  salary in cash and deferred the balance.

[5]  Mr.  Crosby  deferred  the entire amount of his salary in fiscal year 2002.

[6] Mr. Aquiar was appointed an officer of the Company in July, 2002 at the rate of $5,000 per month and received $15,000 in fiscal year 2002.

     Other than the Company's option/warrant awards described below, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

OPTION/SAR  GRANTS.

     In January 1992, the shareholders of Royal approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit of work performed. As of September 30, 2001, 638 shares of common stock have been awarded under this Plan. The Company is preparing a new Stock Option and Stock Award Plan that will be proposed to be approved by the shareholders at the next annual meeting.

     Absent an approved qualified plan, the Board has chosen to make option or warrant awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist the Company in implementing its business plan and to provide long term additional incentive. These options or warrants, as awarded, are not awarded pursuant to a qualified plan but are specific individual awards with varying terms and conditions. In some instances, the Board has reserved the right to cancel these awards for non-performance or other reasons, or has established a vesting schedule pursuant to which the award is earned.

     During fiscal year 2002 the Board of Directors approved the following options and warrants for Officers, Directors, and Consultants to the Company:

Name                Position          Number of      Exercise Price      Expires
                                   Options/Warrants
-------------  ------------------  ----------------  ---------------  --------------
Kevin Stulp    Director                     200,000  $          0.75  March 1, 2007
-------------  ------------------  ----------------  ---------------  --------------
Lucius Geer    Consultant                   200,000  $          0.75  March 1, 2007
-------------  ------------------  ----------------  ---------------  --------------
Guma Aguiar    Officer & Director           200,000  $          1.50  June 21, 2005
-------------  ------------------  ----------------  ---------------  --------------
J.A. Neel      Consultant                   100,000  $          1.35  July 8, 2007
-------------  ------------------  ----------------  ---------------  --------------
David Nahmias  Consultant                    50,000  $          1.50  August 1, 2005
-------------  ------------------  ----------------  ---------------  --------------


LONG-TERM  INCENTIVE  PLAN  AWARDS.

     As noted, the Company does not have any formalized long-term incentive plan (excluding restricted stock, stock option and SAR plans) that provides compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

COMPENSATION  OF  DIRECTORS.

     Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 15,000 shares per quarter of completed service. In addition, the Board members may be granted stock options pursuant to Board recommendation and approval.

     During Fiscal 2002, 195,000 shares were awarded to directors as compensation, with 90,000 of these shares being still unissued at September 30, 2002. The Board has also awarded options to some members of the Board of Directors. See above section titled "Option/SAR Grants". There are no contractual arrangements with any member of the Board of Directors.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION.

     There are no compensation committee interlocks. With respect to insider participation, Howard Crosby, Kevin Stulp, and John Ryan, participated in deliberations of the Company's Board of Directors during Fiscal 2002, concerning executive officer and director compensation.

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

     For Fiscal 2002, as in prior years, the Company's executive compensation policy consisted of two elements: base salary and stock awards. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock is designed as an incentive for executives to keep management's interests in close alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership to favorably posture the Company for continued growth, stability and strength of shareholder equity.

     The Board approved salaries to its officers for the fiscal year ended September 30, 2002 as follows:

Howard  Crosby     President          $  60,000  yearly
--------------     --------------     -----------------
John  Ryan         Vice President     $  60,000  yearly
--------------     --------------     -----------------
Guma  Aguiar       Vice President     $  60,000  yearly
--------------     --------------     -----------------

     These amounts were approved by the Board in recognition of the work and efforts prior to the end of fiscal 2002.

STOCK  AWARD  PLAN

     With respect to stock awards during fiscal 2002 the Board of Directors approved the issuance of 15,000 shares per quarter and which each Director is entitled to receive as compensation for service to the Company. Further, in addition to the salaried compensation outlined above, each officer was awarded 5,000 shares per quarter for services rendered. In summary the share component of officer compensation resulted in the authorization of 45,000 shares to be issued in fiscal year 2002. Of these, 25,000 shares remain to be issued as of September 30, 2002.

     The Board believes that stock awards during fiscal 2002 substantially reflects the Company's compensation policy and the Board anticipates awarding similar stock awards during the fiscal year ending September 30, 2003. As noted, certain of the officers of the Company deferred some or all of their cash salary in 2002 until a time when the Company is more able to fully pay these salaries. These amounts may also be converted into common stock of the Company at the election of the respective Officer. Further, executive compensation in fiscal year 2003 will continue to be reviewed by the Board for possible increases or decreases depending on the progress made on the Company's business plan.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 8, 2002, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. At January 8, 2003, the number of shares of common stock of the Company issued and outstanding was 8,908,726. The amounts shown do not include options or warrants owned which may be exercisable within sixty days, or shares that are owed as of that date but unissued.

                                                 PERCENTAGE OF COMMON
NAME                           SHARES  OF OWNED       STOCK OWNED
-----------------------------  ----------------  ---------------------
Howard Crosby [1]                       877,475                  9.85%
PO Box 2056
Walla Walla, WA 99362
-----------------------------  ----------------  ---------------------
John Ryan [2]                           753,050                  8.45%
1519 Main Street #169
Hilton Head, SC 29926
-----------------------------  ----------------  ---------------------
Kevin Stulp                              95,250                  1.01%
27740 Desert Place
Castaic, CA 91384
-----------------------------  ----------------  ---------------------
Guma Aquiar                              43,500                     *
901 Cypress Grove Drive #201
Pompano Beach, FL 33069

-----------------------------  ----------------  ---------------------
ALL OFFICERS AND                      1,769,275                 19.86%
DIRECTORS AS A GROUP
(FOUR INDIVIDUALS)
-----------------------------  ----------------  ---------------------
Thomas Kaplan [3]                     2,290,992                 25.72%
-----------------------------  ----------------  ---------------------
Nathan Low [4]                        1,990,992                 22.35%
-----------------------------  ----------------  ---------------------
ALL OFFICERS,                         6,051,259                 67.93%
DIRECTORS, AND 5%
HOLDERS AS A GROUP

[1]  Held in the name of Howard Crosby and Crosby Enterprises, Inc.

[2] Includes 190,750 shares held in the name of Nancy Martin-Ryan; 45,000 shares held in the name of Karen Ryan, Nancy Martin-Ryan as Custodian; 45,000 shares held in the name of Patrick Ryan, Nancy Martin-Ryan as custodian; 150,000 shares held in the name of J.P. Ryan Company Inc.; and 87,500 shares held in the name of Andover Capital Corporation.

[3] Includes shares held by LCM Holdings LDC; Electrum Resources, LLC; and Electrum Capital, LLC

[4]  Held in the name of the Nathan A. Low Roth IRA

     All shares listed in the table are held beneficially and of record and each record shareholder has sole voting and investment power.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

RELATIONSHIPS AND TRANSACTIONS PERTAINING TO THE COMPANY, SUBSIDIARIES AND AFFILIATED COMPANIES.

     Certain of the directors and/or officers of the Company also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. Recently, the Company completed a transaction with Caledonia Silver-Lead Mines, Inc., a corporation whose board of directors is comprised of the Company's directors. Further, the Company has loaned monies to Dotson Exploration Company, a private company controlled by two of the Officers and Directors of the Company. These loans are payable on demand but are unsecured signature loans.

     Mr. Crosby and Mr. Ryan are also Directors and Officers of Western Goldfields, Inc., and Mr. Ryan is a Director and Officer of Trend Mining Company. Caledonia, Trend, and Western are all mineral exploration companies and share some of the business goals as Cadence. Therefore, there are inherent and material conflicts of interest that exist by virtue of the common officers and directors of these companies.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, in Spokane, Washington, on this 9th day of January, 2003.

                                      CADENCE RESOURCES CORPORATION

                                      BY:    /s/  Howard M. Crosby
                                             Howard M. Crosby, President

     KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Howard M. Crosby, as true and lawful attorney-in-fact and agent, with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10K, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                            TITLE                     DATE
/s/ Howard  M. Crosby  President, Treasurer and a member  January 9, 2003
Howard M. Crosby       of the Board of Directors

/s/ John Ryan          Vice President, Secretary and a    January 9, 2003
John Ryan              member of the Board of Directors

/s/ Kevin Stulp        Member of the Board of Directors   January 9, 2003
Kevin Stulp

/s/ Guma Aguiar        Vice President and a member of     January 9, 2003
Guma Aguiar            the Board of Directors


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying 10-KSB of Cadence Resources Corporation for the period beginning October 01, 2001 and ending September 30, 2002, Howard M. Crosby, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Cadence Resources Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-KSB of Cadence Resources Corporation, for the period beginning October 01, 2001 and ending September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-KSB of Cadence Resources Corporation for the period beginning October 01, 2001 and ending
          September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Cadence Resources Corporation.

            /s/ Howard M. Crosby                    /s/ John P. Ryan
            --------------------                    ----------------
            Howard M. Crosby                        John P. Ryan
            Chief Executive Officer                 Chief Financial Officer

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                                 C O N T E N T S




Independent  Auditor's Report..................................................1

Balance Sheets.................................................................2

Statements of Operations.......................................................4

Statement of Stockholders' Equity..............................................5

Statements of Cash Flows.......................................................6

Notes to the Financial Statements..............................................8

The Board of Directors
Cadence Resources Corporation
Walla Walla, Washington


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of September 30, 2002, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of September 30, 2002, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane, Washington
January 9, 2003

                                    CADENCE RESOURCES CORPORATION
                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                            BALANCE SHEETS


                                                                   September 30,
                                                -----------------------------------------------------
                                                     2002              2001               2000
                                                ---------------  -----------------  -----------------
ASSETS

  CURRENT ASSETS
    Cash                                        $       40,011   $        191,684   $         15,915
    Oil & gas revenue receivable                        26,123                  -                  -
    Receivable from working interest owners             16,037                  -                  -
    Notes receivable                                    13,078             18,000             14,628
    Prepaid expenses                                    27,500              1,275                  -
    Other current assets                                   431                425                150
                                                ---------------  -----------------  -----------------
      TOTAL CURRENT ASSETS                             123,180            293,539             30,693
                                                ---------------  -----------------  -----------------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                                   48,694                  -                  -
    Unproved properties                                 78,997                  -                  -
    Wells and related equipment and facilities          67,374                  -                  -
    Support equipment and facilities                   105,108                  -                  -
    Prepaid mineral leases                             177,177             82,155                  -
    Less accumulated depreciation, depletion,
      amortization and impairment                       (4,312)                 -                  -
                                                ---------------  -----------------  -----------------
      TOTAL OIL AND GAS PROPERTIES                     473,038             82,155                  -
                                                ---------------  -----------------  -----------------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                              1,440              1,440              1,440
    Less accumulated depreciation                       (1,440)            (1,440)            (1,404)
                                                ---------------  -----------------  -----------------
      TOTAL PROPERTY AND EQUIPMENT                           -                  -                 36
                                                ---------------  -----------------  -----------------

  OTHER ASSETS
    Investments                                        448,793            104,343            236,428
                                                ---------------  -----------------  -----------------

  NONCURRENT ASSETS
    Net assets of discontinued operations              246,757            266,757            702,097
                                                ---------------  -----------------  -----------------

  TOTAL ASSETS                                  $    1,291,768   $        664,639   $        969,254
                                                ===============  =================  =================



      The accompanying notes are an integral part of these financial statements.

                                        CADENCE RESOURCES CORPORATION
                                     (FORMERLY ROYAL SILVER MINES, INC.)
                                                BALANCE SHEETS


                                                                          September 30,
                                                    ---------------------------------------------------------
                                                          2002                2001                2000
                                                    -----------------  ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                $        119,923   $         158,857   $         109,115
    Revenue distribution payable                              14,835                   -                   -
    Payable to related party                                   2,500               8,231                   -
    Deferred working interest                                 22,184                   -                   -
    Accrued compensation                                      66,261              50,000                   -
                                                    -----------------  ------------------  ------------------
      TOTAL CURRENT LIABILITIES                              225,703             217,088             109,115
                                                    -----------------  ------------------  ------------------

  LONG-TERM DEBT
    Notes payable - related parties                                -             135,000                   -
                                                    -----------------  ------------------  ------------------

  COMMITMENTS AND CONTINGENCIES                                    -                   -                   -
                                                    -----------------  ------------------  ------------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 20,000,000
      shares authorized, -0- shares issued and
      outstanding                                                  -                   -                   -
    Common stock, $0.01 par value; 100,000,000
      shares authorized, 6,866,210; 2,453,890
      and 1,199,607 shares issued and outstanding,
      respectively                                            68,662              24,539              11,996
    Additional paid-in capital                            13,291,965          12,198,855          11,767,998
    Stock options                                            410,200                   -                   -
    Stock warrants                                           233,334                   -                   -
    Accumulated deficit                                  (12,689,542)        (11,760,681)        (10,885,466)
    Accumulated other comprehensive loss                    (248,554)           (150,162)            (34,389)
                                                    -----------------  ------------------  ------------------
      TOTAL STOCKHOLDERS' EQUITY                           1,066,065             312,551             860,139
                                                    -----------------  ------------------  ------------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                          $      1,291,768   $         664,639   $         969,254
                                                    =================  ==================  ==================



      The accompanying notes are an integral part of these financial statements.

                                        CADENCE RESOURCES CORPORATION
                                     (FORMERLY ROYAL SILVER MINES, INC.)
                               STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                  Years Ended September 30,
                                                 ------------------------------------------------------------
                                                        2002                2001                 2000
                                                 ------------------  -------------------  -------------------
REVENUES
  Oil and gas sales net of production taxes      $          56,608   $                -   $                -
                                                 ------------------  -------------------  -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization                   4,312                  402                8,440
  Officers' and directors' compensation                    152,510               80,250               22,000
  Consulting                                               717,664                    -                    -
  Oil and gas lease expenses                               131,812                    -                    -
  Exploration and drilling                                 134,279                    -                    -
  Lease operating expenses                                  12,279                    -                    -
  Other general and administrative                         144,192              245,432              112,361
                                                 ------------------  -------------------  -------------------
    Total Expenses                                       1,297,048              326,084              142,801
                                                 ------------------  -------------------  -------------------

OPERATING LOSS FROM OPERATIONS                          (1,240,440)            (326,084)            (142,801)
                                                 ------------------  -------------------  -------------------

OTHER INCOME (EXPENSE)
  Interest income                                            1,034                  100                  324
  Interest expense                                          (5,872)             (25,711)                   -
  Management fees                                           10,000                    -                    -
  Gain on debt forgiveness                                   6,109                    -                    -
  Loss on disposition and impairment of assets             (29,890)             (82,482)             (23,714)
                                                 ------------------  -------------------  -------------------
    Total Other Income (Expense)                           (18,619)            (108,093)             (23,390)
                                                 ------------------  -------------------  -------------------

LOSS BEFORE TAXES                                       (1,259,059)            (434,177)            (166,191)

INCOME TAXES BENEFIT                                        66,040                    -                    -
                                                 ------------------  -------------------  -------------------

LOSS FROM CONTINUING OPERATIONS                         (1,193,019)            (434,177)            (166,191)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (loss) from mining operations (net of
    income taxes)                                          264,158             (441,038)            (262,129)
                                                 ------------------  -------------------  -------------------

NET LOSS                                                  (928,861)            (875,215)            (428,320)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                            (98,392)            (115,773)             (34,389)
                                                 ------------------  -------------------  -------------------

COMPREHENSIVE LOSS                               $      (1,027,253)  $         (990,988)  $         (462,709)
                                                 ==================  ===================  ===================

LOSS PER COMMON SHARE BASIC AND DILUTED:
  Net loss from continuing operations            $           (0.24)  $            (0.27)  $            (0.15)
  Net gain (loss) from discontinued operations                0.05                (0.28)               (0.25)
                                                 ------------------  -------------------  -------------------
NET LOSS PER COMMON SHARE                        $           (0.19)  $            (0.55)  $            (0.40)
                                                 ==================  ===================  ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                      4,965,179            1,548,785            1,060,558
                                                 ==================  ===================  ===================


      The accompanying notes are an integral part of these financial statements.

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                              Common Stock
                                        -------------------------      Additional
                                         Number       Paid-in             Stock           Stock     Accumulated    Comprehensive
                                        of Shares      Amount            Capital         Options      Warrants        Deficit
                                        ---------  --------------  -------------------  ----------  ------------  ---------------
Balance, September 30, 1999             1,014,982  $       10,150  $       11,621,519   $        -  $          -  $  (10,457,146)

Shares issued to consultants
  for services at $1.00
  per share                                 3,125              31               3,094            -             -               -

Shares issued to officers for
  debt at $0.80 per share                 110,000           1,100              86,900            -             -               -

Shares issued to officers for
  investment at $0.80 per share            71,500             715              56,485            -             -               -

Net loss for the year ended
  September 30, 2000                            -               -                   -            -             -        (428,320)
                                        ---------  --------------  -------------------  ----------  ------------  ---------------

Balance,
  September 30, 2000                    1,199,607          11,996          11,767,998            -             -     (10,885,466)

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                               174,375           1,744              95,656            -             -               -

Shares issued to officers for
  investments at $0.40 per share          310,000           3,100             120,900            -             -               -

Shares issued to officers for
  investment and cash at $0.25
  per share                               160,000           1,600              38,400            -             -               -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                      110,000           1,100              29,150            -             -               -

Adjustment for fractional shares
  issued                                    4,074              41                 (41)           -             -               -

Shares issued for loan consideration
  at $0.30 per share                       62,500             625              18,125            -             -               -

Shares issued for cash at $0.30
  per share                               393,334           3,933             114,067            -             -               -

Shares issued for marketing services
  at $0.30 per share                       40,000             400              14,600            -             -               -

Net loss for year ended
  September 30, 2001                            -               -                   -            -             -        (875,215)

Unrealized loss on market value
  of investments                                -               -                   -            -             -               -
                                        ---------  --------------  -------------------  ----------  ------------  ---------------

Balance,
  September 30, 2001                    2,453,890          24,539          12,198,855            -             -     (11,760,681)

Shares issued for cash at $0.24
  to $0.50 per share                      783,000           7,830             234,070            -             -               -

Shares issued to officer for debt
  at $0.30 per share                      300,000           3,000              87,000            -             -               -

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                   589,184           5,892             205,775            -             -               -

Shares issued for cash with warrants
  attached at $0.30 per share           2,333,336          23,333             443,333            -       233,334               -

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                 6,800              68               6,932            -             -               -

Shares issued for investment at
  $0.30 per share                         400,000           4,000             116,000            -             -               -

Options issued to directors and
  consultants for services                      -               -                   -      410,200             -               -

Net loss for the period ended
  September 30, 2002                            -               -                   -            -             -        (928,861)

Unrealized loss on market value
  of investments                                -               -                   -            -             -               -
                                        ---------  --------------  -------------------  ----------  ------------  ---------------

Balance
  September 30, 2002                    6,866,210  $       68,662  $       13,291,965   $  410,200  $    233,334  $  (12,689,542)
                                        =========  ==============  ===================  ==========  ============  ===============


                                          Accumulated
                                             Other              Total
                                         Comprehensive      Stockholders'
                                             Loss              Equity
                                        ---------------  ------------------
Balance, September 30, 1999             $            -   $       1,174,523

Shares issued to consultants
  for services at $1.00
  per share                                          -               3,125

Shares issued to officers for
  debt at $0.80 per share                            -              88,000

Shares issued to officers for
  investment at $0.80 per share                      -              57,200

Net loss for the year ended
  September 30, 2000                           (34,389)           (462,709)
                                        ---------------  ------------------

Balance,
  September 30, 2000                           (34,389)            860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                          -              97,400

Shares issued to officers for
  investments at $0.40 per share                     -             124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                          -              40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                                 -              30,250

Adjustment for fractional shares
  issued                                             -                   -

Shares issued for loan consideration
  at $0.30 per share                                 -              18,750

Shares issued for cash at $0.30
  per share                                          -             118,000

Shares issued for marketing services
  at $0.30 per share                                 -              15,000

Net loss for year ended
  September 30, 2001                                 -            (875,215)

Unrealized loss on market value
  of investments                              (115,773)           (115,773)
                                        ---------------  ------------------

Balance,
  September 30, 2001                          (150,162)            312,551

Shares issued for cash at $0.24
  to $0.50 per share                                 -             241,900

Shares issued to officer for debt
  at $0.30 per share                                 -              90,000

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                              -             211,667

Shares issued for cash with warrants
  attached at $0.30 per share                        -             700,000

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                          -               7,000

Shares issued for investment at
  $0.30 per share                                    -             120,000

Options issued to directors and
  consultants for services                           -             410,200

Net loss for the period ended
  September 30, 2002                                 -            (928,861)

Unrealized loss on market value
  of investments                               (98,392)            (98,392)
                                        ---------------  ------------------

Balance
  September 30, 2002                    $     (248,554)  $       1,066,065
                                        ===============  ==================


 The accompanying notes are an integral part of these financial statements.

                                CADENCE RESOURCES CORPORATION
                             (FORMERLY ROYAL SILVER MINES, INC.)
                                   STATEMENTS OF CASH FLOWS

                                                                      Year Ended
                                                                     September 30,
                                                      ---------------------------------------
                                                          2002           2001         2000
                                                      -------------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $   (928,861)  $  (875,215)  $(428,320)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Investment given for officers' compensation                -             -       5,000
      Loss (gain) on sale of equipment                           -          (115)     86,284
      Loss on sale of investments                          (29,890)       85,446           -
      Loss (gain) from mining operations                  (330,198)      441,038     251,947
      Equipment traded for services                              -             -       4,137
      Depreciation, depletion and amortization               4,312           402       8,440
      Issuance of common stock for services                211,667       142,650       3,125
      Issuance of common stock for
            reimbursement of expenses                        7,000             -           -
      Issuance of common stock for loan
            consideration                                        -        18,750           -
      Issuance of stock options for
            consulting fees                                410,200             -           -
      Loss on devaluation of investments                         -         8,000           -
  Changes in assets and liabilities:
      Oil & gas revenue receivable                         (26,123)            -           -
      Receivable from working interest owners              (16,037)            -           -
      Notes receivable                                     (30,000)      (15,000)    (14,628)
      Other current assets                                      (6)         (275)       (150)
      Prepaid expenses                                     (26,225)      (83,430)          -
      Prepaid mineral leases                               (95,022)            -           -
      Accounts payable                                     (38,934)       49,742      31,512
      Revenue distribution payable                          14,835             -           -
      Deferred working interest                             22,184             -           -
      Accrued expenses                                      50,261        50,000           -
      Payable to related parties                                 -         8,231      44,000
                                                      -------------  ------------  ----------
    Net cash provided (used) by operating activities      (800,837)     (169,776)     (8,653)
                                                      -------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                  (33,889)       (7,908)   (152,752)
  Purchase and development of proved and
    unproved properties                                   (127,691)            -           -
  Purchase of fixed assets                                (172,482)            -           -
  Sale of fixed assets                                           -         3,000           -
  Sale of investments                                       86,326        92,453     149,173
                                                      -------------  ------------  ----------
    Net cash provided (used) by investing activities      (247,736)       87,545      (3,579)
                                                      -------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                        708,566       123,000           -
  Issuance of warrants for cash                            233,334             -           -
  Proceeds from notes payable - related parties                  -       135,000           -
  Payments of notes payable                                (45,000)            -           -
                                                      -------------  ------------  ----------
    Net cash provided by financing activities              896,900       258,000           -
                                                      -------------  ------------  ----------
    Net increase (decrease) in cash                   $   (151,673)  $   175,769   $ (12,232)
                                                      -------------  ------------  ----------


      The accompanying notes are an integral part of these financial statements.

                           CADENCE RESOURCES CORPORATION
                        (FORMERLY ROYAL SILVER MINES, INC.)
                             STATEMENTS OF CASH FLOWS

                                                              Year Ended
                                                             September 30,
                                                   -------------------------------
                                                      2002       2001      2000
                                                   ----------  --------  ---------
Net increase (decrease) in cash (balance forward)  $(151,673)  $175,769  $(12,232)

Cash, beginning of period                            191,684     15,915    28,147

                                                   ----------  --------  ---------
Cash, end of period                                $  40,011   $191,684  $ 15,915
                                                   ==========  ========  =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Income taxes paid                                $       -   $      -  $      -
  Interest paid                                    $       -   $      -  $      -

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

  Common stock issued for services rendered,
    accrued compensation and prepaid expenses      $ 211,667   $142,650  $  5,000
  Common stock issued for exchange of debt         $  90,000   $      -  $      -
  Common stock issued in exchange for
    investments                                    $ 120,000   $159,000  $      -
  Common stock issued for payment to
    related party                                  $       -   $      -  $ 88,000
  Common stock issued for reimbursement of
    expenses paid                                  $   7,000   $      -  $      -
  Common stock issued for loan consideration       $       -   $ 18,750  $      -
  Stock options issued for services                $ 410,200   $      -  $      -

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company has elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $246,757 at September 30, 2002, as net assets of discontinued operations.

The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties has been made in the accompanying financial statements. See Note 3.

The $177,177 and $82,155, respectively, cost of prepaid mineral leases included in the accompanying balance sheets as of September 30, 2002 and 2001 are related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

The Company was in the exploration stage through June 30, 2002. During the fourth quarter of the year ended September 30, 2002, the Company entered a very brief development stage and is now considered an operating Company.

The Company is seeking additional capital through a private placement of its stock, or debt. Management plans to use the majority of such financing proceeds for landhold acquisition, and on drilling and possible completion of an oil well project in Texas. Management also plans to conduct a second financing, larger than the first, the proceeds of which will be used for drilling of wells on the Company's leased oil and gas property in Louisiana, as well as its newly acquired working interest participation in gas wells in Michigan. See Note 17.

Management believes that such financing proceeds will enable the Company to continue its operations. However, there are inherent uncertainties in fund raising and in the sales of excess assets and management cannot provide assurances that it will be successful in these endeavors.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

Exploration  Stage
------------------
The Company began a new exploration stage concerning the exploration of oil and gas leases on July 1, 2001, which ended during July 2002 with the commenced sale of oil and gas products.

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

Mineral Properties
------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At September 30, 2002 and 2001, the cost of the Company's mineral properties is included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

Provision  For  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

At September 30, 2002, the Company had net deferred tax assets of approximately $1,440,000, principally arising from net operating loss carryforwards for income tax purposes. During the year ending September 30, 2002, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

Provision  For  Taxes  (Continued)
----------------------------------
At September 30, 2002, the Company has net operating loss carryforwards of approximately $7,200,000, which expire in the years 2002 through 2022.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,840,000.

Environmental  Remediation  and  Compliance
-------------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At September 30, 2002, the Company had no accrued liabilities for compliance with environmental regulations.

Investments
-----------
Investments, principally consist of equity securities of private and small public companies, which are stated at current market value.

Revenue  Recognition
--------------------
Cadence began producing revenues during July 2002. Sales are recognized at the point of passage of title specified in the underlying contract.

Impaired  Asset  Policy
-----------------------
The Company adopted financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in fiscal years 2000 and 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 2002. See Note 3.

Fair  Value  Standards
----------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Principles  of  Consolidation
-----------------------------
The financial statements include those of the Cadence Resources Corporation and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Cadence Resources Corporation was the successor by merger to Celebration Mining Company.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Accounting Pronouncements
-------------------------
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This new standard

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2002.

Accounting Pronouncements (Continued)
-------------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The adoption of these standards did not have any material effect on the Company's financial statements.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $928,861 for the year ended September 30, 2002, and has an accumulated deficit of $12,689,542. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that the occasional sale of its equity investments will provide cash as needed for operations.


NOTE 3 - MINERAL PROPERTIES

The Company's mineral properties have been written down as discontinued operations pursuant to the Company's adoption of the plan for a new exploration stage concerning natural resource properties on July 1, 2001. In the future, the Company's management may elect to begin a new focus on mineral property development if conditions are warranted.

Utah Property
-------------
The Company has elected to retain its 25% undivided interest in the Vipont Mine located in northwest Utah, which is carried on the Company's books at $246,757 as assets of discontinued operations. Although this property has been the subject of litigation, the Company has and will continue to hold its undivided 25% interest in this property. See Note. 12.

Mineral  Properties  in  North  Idaho
-------------------------------------
The Company, directly and through its subsidiary, Celebration Mining Company, holds forty-three unpatented mining claims in the Coeur d'Alene Mining District in four distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. The majority of these claims were written off as permanently impaired at September 30, 2001.

In September 2000, the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. on its eight-claim Palisades Group property. This lease was rescinded during the year ended September 30, 2002. The lease called for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford had the right to explore and potentially develop the property under certain conditions.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

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

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was $4,312, $402 and $7,948,
respectively.

NOTE  5  -  INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At September 30, 2002 and 2001, the market values of investments were as follows:

                                           2002      2001
                                         --------  --------
     Elite Logistics, Inc.               $  2,950  $ 35,632
     Integrated Pharmaceuticals, Inc.           -     4,444
     Ashington Mining Company               5,709     7,200
     Oxford Metallurgical, Inc.                 -       600
     Sterling Mining Co.                    4,859     6,300
     Cadence Resources Corporation
         Limited Partnership               15,200         -

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 5 - INVESTMENTS (CONTINUED)

   Exhaust Technology                       2,244         -
   Enerphaze Corporation                    5,400         -
   Caledonia Silver-Lead Mines, Inc.      350,198         -
   Western Goldfields                         866         -
   Williams Companies                       6,800         -
   Trend Mining Company                    54,567    50,167
                                         --------  --------
                                         $448,793  $104,343
                                         ========  ========

Other information regarding the Company's investments follows:

Enerphaze  Corporation
----------------------
During October 2001, the Company received 8,000 shares of Enerphaze Corporation common stock in payment of a $15,000 note receivable. During January and February 2002, the Company received 65,000 shares of Enerphaze Corporation common stock in exchange for 400,000 shares of the Company's common stock. No gain or loss was recognized on these transactions.

Caledonia  Silver-Lead  Mines,  Inc.
------------------------------------
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximates its fair value. The carrying value of these shares will be reevaluated at each reporting period and adjustments, if appropriate, will be made to the carrying value of these securities. The net effect of the transaction resulted in a gain of $330,198. See Note 3.

Cadence  Resources  Corporation  Limited  Partnership
-----------------------------------------------------
On August 1, 2002, the Company formed a limited partnership in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership (hereinafter "CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash. Other provisions of the Partnership are described in Notes 11, 12 and 15.

NOTE  6  -  COMMON  STOCK

During the year ended September 30, 2001, the Company issued 284,375 shares of common stock to officers, directors, consultants and others for services and 532,500 shares of common

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  6  -  COMMON  STOCK  (CONTINUED)

stock were issued to officers for loan consideration, investments and cash. The Company also issued 40,000 shares of its common stock pursuant to terms of a consulting agreement (Note 12) and sold 393,334 shares of its common stock for cash. The shares were valued at their fair market value at the date of issuance, which ranged from $0.25 to $1.40.

On April 23, 2001, the Company's board of directors authorized a 1-for-20 reverse stock split of the Company's $0.01 par value common stock. All references in the accompanying financial statements and notes to the number of common shares and per-share amounts have been restated to reflect the reverse stock split. The Company also approved an increase in the number of its authorized common stock shares to 100,000,000.

During the year ended September 30, 2002, the Company issued 589,184 shares of its common stock to officers, consultants and others for services and prepaid expenses valued at $211,667, and also issued 400,000 shares of its common stock for an investment and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 783,000 shares of its common stock for $241,900.

During the year ended September 30, 2002, the Company also sold 2,333,336 "units" to investors, two officers of the Company and another entity under common control at $0.30 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $0.30 per common share for five years. Sales of these units generated cash proceeds of $700,000. Two officers of the Company and another entity under common control invested $50,000 in these common stock units. (See Note 9.)


NOTE  7  -  PREFERRED  STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2002. Subsequent to the end of the fiscal year the Company issued 15,000 shares of its preferred stock to investors at $2.00 per share. The share bear a preferred dividend of 15% per annum and are convertible to common stock at a price of $2.00 per share under certain terms and conditions. See Note 18.


NOTE  8  -  COMMON  STOCK  OPTION  AND  AWARD  PLAN

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit or work performed. As of June 30, 2002, only 638 shares of common stock had been awarded under the Plan.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (CONTINUED)

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 2001, a total of 72,750 options have been granted under the plan. These options have been forfeited and none have been exercised through the year ending September 30, 2002. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

During the year ended September 30, 2002, the Company's Board of Directors chose to made option awards to select officers, directors, consultants and shareholder/investors. These options were not awarded pursuant to a qualified plan and carry various terms and conditions. The Company's Board of Directors has reserved the right to cancel these awards for non-performance or other reasons. The Following is a summary of the stock options during the years ended September 30, 2002, 2001 and 2000.

                                                                   Weighted
                                                         Number     Average
                                                           of      Exercise
                                                        Options      Price
                                                       ----------  ---------
Outstanding at 10/1/1999                                  72,750   $   20.60
Granted                                                        -           -
Exercised                                                      -           -
Forfeited                                                (12,750)      20.00
                                                       ----------  ---------
Outstanding at 9/30/2000                                  60,000   $   18.60
                                                       ==========  =========

Options exercisable at 9/30/2000                          60,000   $   18.60
                                                       ==========  =========
Weighted average fair value of options granted during
   the year ended 9/30/2000                            $       -
                                                       ==========
Outstanding at 10/1/2000                                  60,000   $   18.60
Granted                                                        -           -
Exercised                                                      -           -
Expired or forfeited                                           -           -
                                                       ----------  ---------
Outstanding at 9/30/2001                                  60,000   $   18.60
                                                       ----------  ---------

Options exercisable at 9/30/2001                          60,000   $   18.60
                                                       ----------  ---------
Weighted average fair value of options granted during
   the year ended 9/30/2001                            $       -
                                                       ==========

Outstanding at 10/1/2001                                  60,000   $   18.60
Granted                                                  750,000        1.08
 Exercised                                                     -           -
 Expired or forfeited                                     60,000       18.60
                                                       ----------  ---------
 Outstanding at 9/30/2002                                750,000   $    1.08
                                                       ==========  =========
Options exercisable at 9/30/2002                         750,000   $    1.08
                                                       ==========  =========
Weighted average fair value of options granted
   during the period ended 9/30/2002                   $    0.55
                                                       ==========

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (CONTINUED)

                                                      Weighted Average
       Exercise Date                Number of Shares  Price per Share
       ---------------------------  ----------------  ----------------
       On or before June 21, 2005            200,000  $           1.50
       On of before August 1, 2005            50,000  $           1.50
       On or before March 1, 2007            400,000  $           0.75
       On or before July 8, 2007             100,000  $           1.35

Prior to April 2001, a total of 72,750 options were granted by the board to officers, directors and other consultants. As shown above, all of these options have been forfeited with none exercised through the period ending September 30, 2002.

Stock  Award  Plan
------------------
During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter to each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to their salaried compensation for services.


NOTE  9  -  WARRANTS

During the year ended September 30, 2002, the Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. These warrants were valued at $233,334 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 5 years. These warrants may be used to purchase 2,333,336 shares of the Company's common stock at $0.30 per share. The warrants remain exercisable through April 15, 2007. Subsequent to the end of the fiscal year, 2,166,668 of these warrants were exercised. As of the date of these financial statements, 166,668 of these warrants remain outstanding and unexercised. See Note 17.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 10 - OIL AND GAS PROPERTIES (CONTINUED)

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. At least 51 drilled wells were previously commercially successful in adjacent acreage. As of the dates of these financial statements, the Company has leased over 3,000 acres. At September 30, 2002 and 2001, $169,077 and $82,155, respectively, of leases in Louisiana are included in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $1,250,000 to drill the initial test well on this property.

Texas
-----
Subsequent to the year ended September 30, 2001, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as Pinnacle Reef. During the period ended March 31, 2002, the Company drilled its initial test well to a total depth of 4,237 feet and encountered four pay zones. The two lowest pay zones were completed and initial drill stem tests and flow tests were run. At March 31, the decision had been made to run electricity to the site, install a pump jack and commence commercial production. At June 30, 2002, $8,100 is included in the attached financial statements as prepaid mineral leases relating to Texas property.

During the year ended September 30, 2002, the Company sold 40% of the working interest in this initial well to private investors and two officers of the Company for $210,000. The Company's initial cost in the portion of the prospect sold totaled $3,200. Because the Company has received proceeds from the sales of the working interests in excess of exploration and development costs attributable to those working interests, the Company has recorded a deferred credit of $22,184. As exploration and development costs of $197,476 during the year ended September 30, 2002 were incurred on this prospect, they were charged against the deferred credit. At September 30, 2002, the Company recorded a receivable from working interest owners in the amount of $16,037 to reflect some sales of the prospect's partial interest, which were collected by the Company subsequent to September 30, 2002. This initial well was placed in production during July 2002.

Two additional exploratory wells have been drilled on the property with the Company retaining 100% of the working interest. One of these wells has been placed in production subsequent to the date of these financial statements. The other well was converted to a salt-water disposal well.

NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES

During September 2002, the Company began exploratory well "2B" which is funded through CDCLP. The Company acts as the managing general partner and may make contributions to this well under the same terms and conditions as the limited partner. Terms of the partnership provide funding traunches in $250,000 increments by the limited partner on selected drilling projects. LP has not yet determined whether well "2B" has recoverable reserves and has expended $219,558. See Notes 5, 12 and 15.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

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

The Company had no proven reserves at September 30, 2001. The changes in proved reserves for the year ended September 30, 2002 were as follows as estimated by the management of Cadence:

                                Petroleum Liquids    Natural Gas
                                    (barrels)        (cubic feet)
                                  United States     United States
                                ------------------  --------------
Reserves at October 1, 2001                     -                -
Purchases                                 100,485                -
Sales                                      (3,755)               -
                                ------------------  --------------
Reserves at September 30, 2002             96,730                -
                                ==================  ==============

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2002 and 2001 were as follows:

                                        September 30,   September 30,
                                            2002             2001
                                       ---------------  --------------

       Proved properties               $       48,694   $            -
       Unproved properties                     78,997                -
       Wells and related equipment
          and facilities                       67,374                -

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 11 - OIL AND GAS PRODUCING  ACTIVITIES (CONTINUED)

       Support equipment and
          facilities                          105,108                -
     Prepaid mineral leases                   177,177           82,155
     Accumulated depreciation,
          depletion and amortization           (4,312)               -
                                       ---------------  --------------
       Total capitalized costs         $      473,038   $       82,155
                                       ===============  ==============

Costs both capitalized and expensed, which were incurred in oil and gas-producing activities during the years ended September 30, 2002 and 2001 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                                  September 30,   September 30,
                                       2002            2001
                                  --------------  --------------
     Property acquisition costs:
       Proved properties          $        8,000  $            -
       Unproved properties               245,483          84,503
     Exploration costs                   456,086               -
     Development costs                   306,761               -
     Operating expenses                   12,279               -
                                  --------------  --------------
     Total expenditures           $    1,028,609  $       84,503
                                  ==============  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2001 since exploration and development activities had not commenced. Results of operation for oil and gas activities (including operating overhead) for the year ended September 30, 2002 were as follows:

             Revenues                     $     56,608
             Exploration and
               development costs              (571,985)
             Depreciation, depletion
               and amortization                 (4,312)
             Other operating expenses          (12,279)
                                          -------------
             Results before income taxes      (531,968)
             Income tax expense                      -
                                          -------------
             Results of operation from
               oil and gas producing
               activities                 $   (531,968)
                                          =============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at September 30, 2002 was as follows:

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
                                                      ==========

Future net cash flows were computed using year-end prices and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is normally calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

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

The Company's counter-suit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. Although the Company has filed a motion to have the verdict set aside, it expects the jury

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

verdict will stand. As a result, the Company has and will continue to hold an undivided 25% interest in the Vipont Mine. See Notes 3 and 17.

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

The Company was previously engaged in exploration of mineral properties. These properties are classified as assets from discontinued operations or were previously written off as permanently impaired. Although the Company has discontinued the exploration of mineral properties, the possibility exists that environmental cleanup or other environmental restoration procedures could remain to be completed or be mandated by law, causing unpredictable and unexpected liabilities to arise. At the date of this report, the Company is not aware of any environmental issues related to any of its assets from discontinued operations.

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

Lease  Commitments
------------------
The Company leased office facilities in Walla Walla, Washington from Coldwell Banker Commercial commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the period ended September 30, 2002 was $4,800.

Cadence  Resources  Corporation  Limited  Partnership
-----------------------------------------------------
On August 1, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership ("CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. See Notes 5 and 10.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 in cash and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

The terms of the Partnership agreement provide that 99% of drilling and operating expenses will be initially allocated to the limited partner and further provide that after the limited partner's receipt of funds invested and an 11% return on his investment, subsequent Partnership profits and losses will be allocated 90% to the limited partner and 10% to the general partner. In order to ensure repayment of the limited partner's investment, Cadence has agreed to grant to the limited partner a security interest in the equipment and fixtures affixed to wells 1A and 1B in Wilbarger County and the Company's share of the cash flows it receives from these two wells. The Company holds a 60% working interest in well 1A and a 100% working interest in well 1B. See Notes 5, 11 and 15.

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

In June 2002, the Company entered into a consultant agreement with Memphis Consulting Group (Memphis) for financial consulting and public relations services beginning on August 1, 2002 through August 1, 2003. The agreement calls for $3,000 per month, and an initial 50,000 stock options exercisable through August 1, 2005 at $1.50 per share. See note 8. Other terms of the agreement provide that Memphis will be awarded an additional 25,000 stock options with the same terms for every three-month period after November 1, 2002 that the agreement remains in effect through November 1, 2003. If the agreement remains in effect after November 1, 2003, Memphis will be awarded 25,000 stock options up to a maximum of 100,000 stock options exercisable through November 1, 2006 at $2.50 per share. If the agreement remains in effect for a 27-month period, Memphis shall receive 150,000 stock options exercisable at $1.50 and 100,000 stock options exercisable at $2.50.

The Company entered into an exploration agreement with the W.T. Waggoner Estate (Waggoner) and its trustees on August 1, 2002. This agreement calls for exploration of the West Electra Lake Project located in Wilbarger County, Texas.

On August 13, 2002, the Company entered into a public relations retainer agreement for one year whereby the Company agreed to issue 60,000 shares of its common stock. The agreement also calls for reimbursement of expenses incurred pursuant to terms of this agreement.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  13  -  NOTES  PAYABLE

The Company had no outstanding notes payable at September 30, 2002. At September 30, 2001, notes payable consisted of the following:

Creditor and Conditions                        2001
-----------------------                      --------
Howard Crosby, (an officer and shareholder
of the Company), unsecured, interest at 6%,
due on January 1, 2003.                      $125,000

Dotson Exploration, (a related party),
unsecured, interest at 6%, due on
January 1, 2003.                               10,000
                                             --------

Total                                        $135,000
                                             ========

NOTE  14  -  SETTLEMENT  AGREEMENT

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

NOTE  15  -  RELATED  PARTY  TRANSACTIONS

The Company sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001. Total rent paid for this office space during the years ended September 30, 2001 and 2000 was $3,200 and $1,200 respectively.

The Company entered into a mineral lease agreement with Oxford Metallurgical, Inc. for the five-year period ending September 1, 2005. Under this agreement, Oxford receives a leasehold interest in certain mining properties in Kootenai County, Idaho in exchange for semi-annual lease payments of $300 and the maintenance of property and liability insurance on the lease properties.

During the year ended September 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc. See Note 5.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  15  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

During the year ended September 30, 2002, the Company loaned $35,000 to Dotson Exploration Company, a related party. The Company also repaid the amount of $10,000 due to Dotson pursuant to a loan made to the Company by Dotson. See Notes 13 and 18. Dotson repaid $33,380 of this loan by transferring marketable securities to the Company value at that amount. At September 30, 2002, Dotson Exploration owed the Company $1,620 which is payable on demand and bears interest at 10% per annum.

Subsequent to September 30, 2002, the Company loaned Dotson the additional amount of $20,000 which is payable on demand and bears interest at the rate of 10% per annum. See Note 17.

Because Dotson Exploration Company, Oxford Metallurgical, Inc. and Caledonia Silver-Lead are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

On August 1, 2002, the Company formed a limited partnership whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the Partnership, the Company contributed $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas. See Notes 5, 11 and 12.

Other related party transactions are disclosed in Notes 5, 6, 11 and 13.


NOTE  16  -  GAIN  ON  DEBT  FORGIVENESS

During the period ended June 30, 2002, an accounts payable vendor chose to reverse interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.

NOTE  17  -  SUBSEQUENT  EVENTS

Oil  and  Gas  Leases
---------------------
The Company has completed drilling a second well in north Texas, which was fully funded from Company resources. This well was placed in production subsequent to the date of these financial statements.

Michigan  Property  Acquisition
-------------------------------
In December 2002, the Company acquired for cash, fractional working interests in certain gas wells in Michigan. See Note 1.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  17  -  SUBSEQUENT  EVENTS  (CONTINUED)

Preferred  Stock  Issuance
--------------------------
In October 2002, the Company sold 15,000 shares of preferred stock for cash proceeds of $30,000. See Note 7.

Exercise  of  Warrants
----------------------
In October 2002, several of the Company's warrant holders exercised a total of 2,166,666 warrants in exchange for the Company's common stock see Note 9.

Related  Party  Loan
--------------------
In October 2002, the Company loaned $20,000 to Dotson Exploration Company, a related party, thereby bringing the total of the receivable from Dotson to $21,620. See Note 15.

Litigation
----------
In October 2002, the Company's countersuit involving the Vipont Mine was rejected in a jury trial. See Note 12.