Form 10-K/A
period 2002-09-30
CADENCE RESOURCES CORP LP
filed 2003-02-05
CIK 933157

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A-1
                   __________________________________________

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

                         09/30/02     09/30/01    09/30/00     09/30/99      09/30/98
                        (AUDITED)    (AUDITED)    (AUDITED)   (AUDITED)     (AUDITED)
STATEMENT OF
OPERATIONS AND
ACCUMULATED DEFICIT
DATA:
---------------------  ------------  ----------  ----------  ------------  ------------
Revenues                    56,608           0   $       0   $         0   $         0
Operating Expenses       1,513,638     326,084   $ 142,801   $   351,522   $ 1,063,715
Net loss               $(1,145,451)  $(875,215)  $(428,320)  $(2,991,050)  $(2,637,568)
Net Loss per share     $     (0.23)  $   (0.55)  $   (0.40)  $     (1.60)  $     (3.20)
---------------------  ------------  ----------  ----------  ------------  ------------
BALANCE SHEET DATA:
---------------------  ------------  ----------  ----------  ------------  ------------
Work Capital
(Deficit)              $  (102,523)  $  (5,704)  $ (78,422)  $   (93,456)  $   303,600
Total Assets           $ 1,291,768   $ 664,639   $ 969,254   $ 1,296,126   $ 3,982,592
Long-term Debt         $         0   $ 135,000   $       0   $         0   $         0
Stockholders' Equity   $ 1,066,065   $ 312,551   $ 860,139   $ 1,174,523   $ 3,913,777

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

As discussed in Note 18 to the financial statements, an error resulting in the understatement of previously reported net losses as of September 30, 2002 was discovered by management of the Company in January, 2003. Accordingly, an adjustment has been made to the accompanying financial statements as of September 30, 2002 to correct the error.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 9, 2003 except for Notes 8 and 18 which are dated January 20, 2003.

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

                                        CADENCE RESOURCES CORPORATION
                                     (FORMERLY ROYAL SILVER MINES, INC.)
                                                BALANCE SHEETS


                                                                          September 30,
                                                    ---------------------------------------------------------
                                                          2002                2001                2000
                                                    -----------------  ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                $        119,923   $         158,857   $         109,115
    Revenue distribution payable                              14,835                   -                   -
    Payable to related party                                   2,500               8,231                   -
    Deferred working interest                                 22,184                   -                   -
    Accrued compensation                                      66,261              50,000                   -
                                                    -----------------  ------------------  ------------------
      TOTAL CURRENT LIABILITIES                              225,703             217,088             109,115
                                                    -----------------  ------------------  ------------------

  LONG-TERM DEBT
    Notes payable - related parties                                -             135,000                   -
                                                    -----------------  ------------------  ------------------

  COMMITMENTS AND CONTINGENCIES                                    -                   -                   -
                                                    -----------------  ------------------  ------------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 20,000,000
      shares authorized, -0- shares issued and
      outstanding                                                  -                   -                   -
    Common stock, $0.01 par value; 100,000,000
      shares authorized, 6,866,210; 2,453,890
      and 1,199,607 shares issued and outstanding,
      respectively                                            68,662              24,539              11,996
    Additional paid-in capital                            13,291,965          12,198,855          11,767,998
    Stock options                                            626,790                   -                   -
    Stock warrants                                           233,334                   -                   -
    Accumulated deficit                                  (12,906,132)        (11,760,681)        (10,885,466)
    Accumulated other comprehensive loss                    (248,554)           (150,162)            (34,389)
                                                    -----------------  ------------------  ------------------
      TOTAL STOCKHOLDERS' EQUITY                           1,066,065             312,551             860,139
                                                    -----------------  ------------------  ------------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                          $      1,291,768   $         664,639   $         969,254
                                                    =================  ==================  ==================


      The accompanying notes are an integral part of these financial statements.

                                        CADENCE RESOURCES CORPORATION
                                     (FORMERLY ROYAL SILVER MINES, INC.)
                               STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                  Years Ended September 30,
                                                 ------------------------------------------------------------
                                                        2002                2001                 2000
                                                 ------------------  -------------------  -------------------
REVENUES
  Oil and gas sales net of production taxes      $          56,608   $                -   $                -
                                                 ------------------  -------------------  -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization                   4,312                  402                8,440
  Officers' and directors' compensation                    152,510               80,250               22,000
  Consulting                                               934,254                    -                    -
  Oil and gas lease expenses                               131,812                    -                    -
  Exploration and drilling                                 134,279                    -                    -
  Lease operating expenses                                  12,279                    -                    -
  Other general and administrative                         144,192              245,432              112,361
                                                 ------------------  -------------------  -------------------
    Total Expenses                                       1,513,638              326,084              142,801
                                                 ------------------  -------------------  -------------------

OPERATING LOSS FROM OPERATIONS                          (1,457,030)            (326,084)            (142,801)
                                                 ------------------  -------------------  -------------------

OTHER INCOME (EXPENSE)
  Interest income                                            1,034                  100                  324
  Interest expense                                          (5,872)             (25,711)                   -
  Management fees                                           10,000                    -                    -
  Gain on debt forgiveness                                   6,109                    -                    -
  Loss on disposition and impairment of assets             (29,890)             (82,482)             (23,714)
                                                 ------------------  -------------------  -------------------
    Total Other Income (Expense)                           (18,619)            (108,093)             (23,390)
                                                 ------------------  -------------------  -------------------

LOSS BEFORE TAXES                                       (1,475,649)            (434,177)            (166,191)

INCOME TAXES BENEFIT                                        66,040                    -                    -
                                                 ------------------  -------------------  -------------------

LOSS FROM CONTINUING OPERATIONS                         (1,409,609)            (434,177)            (166,191)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (loss) from mining operations (net of
    income taxes)                                          264,158             (441,038)            (262,129)
                                                 ------------------  -------------------  -------------------

NET LOSS                                                (1,145,451)            (875,215)            (428,320)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                            (98,392)            (115,773)             (34,389)
                                                 ------------------  -------------------  -------------------

COMPREHENSIVE LOSS                               $      (1,243,843)  $         (990,988)  $         (462,709)
                                                 ==================  ===================  ===================

LOSS PER COMMON SHARE BASIC AND DILUTED:
  Net loss from continuing operations            $           (0.28)  $            (0.27)  $            (0.15)
  Net gain (loss) from discontinued operations                0.05                (0.28)               (0.25)
                                                 ------------------  -------------------  -------------------
NET LOSS PER COMMON SHARE                        $           (0.23)  $            (0.55)  $            (0.40)
                                                 ==================  ===================  ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                      4,965,179            1,548,785            1,060,558
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

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                              Common Stock
                                        -------------------------      Additional
                                         Number       Paid-in             Stock           Stock     Accumulated    Comprehensive
                                        of Shares      Amount            Capital         Options      Warrants        Deficit
                                        ---------  --------------  -------------------  ----------  -------------  ---------------
Balance, September 30, 1999             1,014,982  $       10,150  $       11,621,519   $        -  $          -  $  (10,457,146)

Shares issued to consultants
  for services at $1.00
  per share                                 3,125              31               3,094            -             -               -

Shares issued to officers for
  debt at $0.80 per share                 110,000           1,100              86,900            -             -               -

Shares issued to officers for
  investment at $0.80 per share            71,500             715              56,485            -             -               -

Net loss for the year ended
  September 30, 2000                            -               -                   -            -             -        (428,320)
                                        ---------  --------------  -------------------  ----------  -------------  ---------------

Balance,
  September 30, 2000                    1,199,607          11,996          11,767,998            -             -     (10,885,466)

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                               174,375           1,744              95,656            -             -               -

Shares issued to officers for
  investments at $0.40 per share          310,000           3,100             120,900            -             -               -

Shares issued to officers for
  investment and cash at $0.25
  per share                               160,000           1,600              38,400            -             -               -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                      110,000           1,100              29,150            -             -               -

Adjustment for fractional shares
  issued                                    4,074              41                 (41)           -             -               -

Shares issued for loan consideration
  at $0.30 per share                       62,500             625              18,125            -             -               -

Shares issued for cash at $0.30
  per share                               393,334           3,933             114,067            -             -               -

Shares issued for marketing services
  at $0.30 per share                       40,000             400              14,600            -             -               -

Net loss for year ended
  September 30, 2001                            -               -                   -            -             -        (875,215)

Unrealized loss on market value
  of investments                                -               -                   -            -             -               -
                                        ---------  --------------  -------------------  ----------  -------------  ---------------

Balance,
  September 30, 2001                    2,453,890          24,539          12,198,855            -             -     (11,760,681)

Shares issued for cash at $0.24
  to $0.50 per share                      783,000           7,830             234,070            -             -               -

Shares issued to officer for debt
  at $0.30 per share                      300,000           3,000              87,000            -             -               -

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                   589,184           5,892             205,775            -             -               -

Shares issued for cash with warrants
  attached at $0.30 per share           2,333,336          23,333             443,333            -       233,334               -

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                 6,800              68               6,932            -             -               -

Shares issued for investment at
  $0.30 per share                         400,000           4,000             116,000            -             -               -

Options issued to directors and
  consultants for services                      -               -                   -      626,790             -               -

Net loss for the period ended
  September 30, 2002                            -               -                   -            -             -      (1,145,451)

Unrealized loss on market value
  of investments                                -               -                   -            -             -               -
                                        ---------  --------------  -------------------  ----------  -------------  --------------

Balance
  September 30, 2002                    6,866,210  $       68,662  $       13,291,965   $  626,790  $    233,334   $ (12,906,132)
                                        =========  ==============  ===================  ==========  =============  ==============


                                          Accumulated
                                             Other              Total
                                         Comprehensive      Stockholders'
                                             Loss              Equity
                                        ---------------  ------------------
Balance, September 30, 1999             $            -   $       1,174,523

Shares issued to consultants
  for services at $1.00
  per share                                          -               3,125

Shares issued to officers for
  debt at $0.80 per share                            -              88,000

Shares issued to officers for
  investment at $0.80 per share                      -              57,200

Net loss for the year ended
  September 30, 2000                           (34,389)           (462,709)
                                        ---------------  ------------------

Balance,
  September 30, 2000                           (34,389)            860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                          -              97,400

Shares issued to officers for
  investments at $0.40 per share                     -             124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                          -              40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                                 -              30,250

Adjustment for fractional shares
  issued                                             -                   -

Shares issued for loan consideration
  at $0.30 per share                                 -              18,750

Shares issued for cash at $0.30
  per share                                          -             118,000

Shares issued for marketing services
  at $0.30 per share                                 -              15,000

Net loss for year ended
  September 30, 2001                                 -            (875,215)

Unrealized loss on market value
  of investments                              (115,773)           (115,773)
                                        ---------------  ------------------

Balance,
  September 30, 2001                          (150,162)            312,551

Shares issued for cash at $0.24
  to $0.50 per share                                 -             241,900

Shares issued to officer for debt
  at $0.30 per share                                 -              90,000

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                              -             211,667

Shares issued for cash with warrants
  attached at $0.30 per share                        -             700,000

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                          -               7,000

Shares issued for investment at
  $0.30 per share                                    -             120,000

Options issued to directors and
  consultants for services                           -             626,790

Net loss for the period ended
  September 30, 2002                                 -          (1,145,451)

Unrealized loss on market value
  of investments                               (98,392)            (98,392)
                                        ---------------  ------------------

Balance
  September 30, 2002                    $     (248,554)  $       1,066,065
                                        ===============  ==================

 The accompanying notes are an integral part of these financial statements.

                                CADENCE RESOURCES CORPORATION
                             (FORMERLY ROYAL SILVER MINES, INC.)
                                   STATEMENTS OF CASH FLOWS

                                                                      Year Ended
                                                                     September 30,
                                                      ---------------------------------------
                                                          2002           2001         2000
                                                      -------------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (1,145,451)  $  (875,215)  $(428,320)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Investment given for officers' compensation                -             -       5,000
      Loss (gain) on sale of equipment                           -          (115)     86,284
      Loss on sale of investments                          (29,890)       85,446           -
      Loss (gain) from mining operations                  (330,198)      441,038     251,947
      Equipment traded for services                              -             -       4,137
      Depreciation, depletion and amortization               4,312           402       8,440
      Issuance of common stock for services                211,667       142,650       3,125
      Issuance of common stock for
            reimbursement of expenses                        7,000             -           -
      Issuance of common stock for loan
            consideration                                        -        18,750           -
      Issuance of stock options for
            consulting fees                                626,790             -           -
      Loss on devaluation of investments                         -         8,000           -
  Changes in assets and liabilities:
      Oil & gas revenue receivable                         (26,123)            -           -
      Receivable from working interest owners              (16,037)            -           -
      Notes receivable                                     (30,000)      (15,000)    (14,628)
      Other current assets                                      (6)         (275)       (150)
      Prepaid expenses                                     (26,225)      (83,430)          -
      Prepaid mineral leases                               (95,022)            -           -
      Accounts payable                                     (38,934)       49,742      31,512
      Revenue distribution payable                          14,835             -           -
      Deferred working interest                             22,184             -           -
      Accrued expenses                                      50,261        50,000           -
      Payable to related parties                                 -         8,231      44,000
                                                      -------------  ------------  ----------
    Net cash provided (used) by operating activities      (800,837)     (169,776)     (8,653)
                                                      -------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                  (33,889)       (7,908)   (152,752)
  Purchase and development of proved and
    unproved properties                                   (127,691)            -           -
  Purchase of fixed assets                                (172,482)            -           -
  Sale of fixed assets                                           -         3,000           -
  Sale of investments                                       86,326        92,453     149,173
                                                      -------------  ------------  ----------
    Net cash provided (used) by investing activities      (247,736)       87,545      (3,579)
                                                      -------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                        708,566       123,000           -
  Issuance of warrants for cash                            233,334             -           -
  Proceeds from notes payable - related parties                  -       135,000           -
  Payments of notes payable                                (45,000)            -           -
                                                      -------------  ------------  ----------
    Net cash provided by financing activities              896,900       258,000           -
                                                      -------------  ------------  ----------
    Net increase (decrease) in cash                   $   (151,673)  $   175,769   $ (12,232)
                                                      -------------  ------------  ----------


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
As shown in the accompanying financial statement, the Company has no revenues, has incurred a net loss of $1,145,451 for the year ended September 30, 2002, and has an accumulated deficit of $12,906,132. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


During the year ended September 30, 2002, the Company's board of directors chose to make option awards to select officers, directors, consultants and shareholder/investors. These options were not awarded pursuant to a qualified plan and carry various terms and conditions. The Company granted a total of 750,000 options at an average exercise price of $1.08 per share. These options were exercisable immediately. The Company's board of directors has reserved the right to cancel these awards for non-performance or other reasons.

The fair value of each option granted during fiscal 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 100%, expected life of 3 to 5 years, and no expected dividends. The value of these options in the amount of $626,790 was included in operating expense in the financial statements.

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

Litigation
----------
In October 2002, the Company's countersuit involving the Vipont Mine was rejected in a jury trial. See Note 12.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE 18 - CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2002 have been restated to correct an error in the valuation of common stock options granted during the current fiscal year. The effect of the restatement was to increase the net loss and accumulated deficit at September 30, 2002 by $216,590 ($0.04 per share). See Note 8.

January 23, 2003



Williams & Webster, P.S.
601 W. Riverside, Suite 1940
Spokane, WA 99201

We are providing this letter in connection with your audit of the balance sheet of Cadence Resources Corporation as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the period then ended for the purpose of expressing an opinion as to whether the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Cadence Resources Corporation in conformity with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation in the financial statements of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. We are also responsible for adopting sound accounting policies, establishing and maintaining internal control, and preventing and detecting fraud. This letter is related to the restated financial statements, with a report dated January 9, 2003, except for Notes 8 and 18, which are dated January 20, 2003. The financial statements have been reissued to reflect the correction of the error related to the valuation of options.

Certain representations in this letter are described as being limited to matters that are material. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

We confirm, to the best of our knowledge and belief, the following representation made to you during your audit.

1. The financial statements referred to above are fairly presented in conformity with accounting principles generally accepted in the United States of America.

2.   We  have  made  available  to  you  all  -

     A.   Financial  records  and  related  data.

     B. Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions or recent meetings for which minutes have not yet been prepared.

Williams & Webster, P.S.
January 23, 2003
Page 2 of 3


3. There have been no communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices.

4. There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.

5.   There  has  been  no:

     A. Fraud involving management or employees who have significant roles in internal control.

     B. Fraud involving others that could have a material effect on the financial statements.

6. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities. The Company has assessed all assets and has properly recorded any impairments.

7. The following have been properly recorded or disclosed in the financial statements:

     A. Related party transactions and related accounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, and guarantees.

     B. Guarantees, whether written or oral, under which the company is contingently liable.

     C.   Options,  granted  to  officers,  directors  and  consultants.

8. There are no estimates that may be subject to a material change in the near term that have not been properly disclosed in the financial statements. We understand that near term means the period within one year of the date of the financial statements. In addition, we have no knowledge of concentrations existing at the date of the financial statements that make the company vulnerable to the risk of severe impact that have not been properly disclosed in the financial statements.

9.   There  are  no:

     A. Violations or possible violations of laws or regulations whose effect should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.

     B. Unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.

     C. Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

Williams & Webster, P.S.
January 23, 2003
Page 3 of 3


10. The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged.

11. We have complied with all aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.

12. We have disclosed to you all transactions relating to the Company's capital transactions and assure you that such transactions are fairly stated and properly disclosed.

13. Any uncorrected misstatements in the financial statements are immaterial, individually and in the aggregate.

14. No events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to, or disclosure in, the financial statements that have not been disclosed.




Signature:
                -----------------------------------------
Name and Title:
                -----------------------------------------
Date:
                -----------------------------------------