Form 10QSB
period 2002-12-31
CADENCE RESOURCES CORP LP
filed 2003-02-19
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM  10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: December 31, 2002

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

Yes  [x]  No  [ ]

The number of shares outstanding at December 31, 2002: 8,907,526 shares

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                                 C O N T E N T S




Accountant's  Review  Report. . . . . . . . . . . . . . . . . . . . . . . . . .1

Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Statements  of  Operations  and  Comprehensive  Loss. . . . . . . . . . . . . .4

Statement  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . . . . . .5

Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . . . . .6

Notes  to  the  Financial  Statements . . . . . . . . . . . . . . . . . . . . .8

The Board of Directors
Cadence Resources Corp.
(Formerly Royal Silver Mines, Inc.)
Walla Walla, Washington


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) (an exploration stage company) as of December 31, 2002, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the three months ended December 31, 2002, 2001 and 2000. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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

The financial statements for the years ended September 30, 2002 and 2001 were audited by us and we expressed an unqualified opinion on them in our report dated January 9, 2003. We have not performed any auditing procedures since that date.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 18, 2003

                                   CADENCE RESOURCES CORPORATION
                                (FORMERLY ROYAL SILVER MINES, INC.)
                                           BALANCE SHEETS

                                                    December 31,             September 30,
                                                       2002        --------------------------------
                                                    (Unaudited)          2002             2001
                                                 ----------------  ----------------  --------------
ASSETS

  CURRENT ASSETS
    Cash                                         $        40,704   $        40,011   $     191,684
    Oil & gas revenue receivable                          22,848            26,123               -
    Receivable from working interest owners               13,436            16,037               -
    Notes receivable                                      32,072            13,078          18,000
    Prepaid expenses                                      20,000            27,500           1,275
    Other current assets                                     430               431             425
                                                 ----------------  ----------------  --------------
      TOTAL CURRENT ASSETS                               129,490           123,180         211,384
                                                 ----------------  ----------------  --------------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                                     48,694            48,694               -
    Unproved properties                                   90,992            78,997               -
    Wells and related equipment and facilities            71,839            67,374               -
    Support equipment and facilities                     105,108           105,108               -
    Prepaid mineral leases                               203,987           177,177          82,155
    Less accumulated depreciation, depletion,
      amortization and impairment                        (12,947)           (4,312)              -
                                                 ----------------  ----------------  --------------
      TOTAL OIL AND GAS PROPERTIES                       507,673           473,038          82,155
                                                 ----------------  ----------------  --------------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                                1,440             1,440           1,440
    Less accumulated depreciation                         (1,440)           (1,440)         (1,440)
                                                 ----------------  ----------------  --------------
      TOTAL PROPERTY AND EQUIPMENT                             -                 -               -
                                                 ----------------  ----------------  --------------

  OTHER ASSETS
    Investments                                          408,809           448,793         104,343
                                                 ----------------  ----------------  --------------

  NONCURRENT ASSETS
    Net assets of discontinued operations                246,757           246,757         266,757
                                                 ----------------  ----------------  --------------

  TOTAL ASSETS                                   $     1,292,729   $     1,291,768   $     664,639
                                                 ================  ================  ==============


See accountant's review report and accompanying notes to interim financial statements.

                                         CADENCE RESOURCES CORPORATION
                                      (FORMERLY ROYAL SILVER MINES, INC.)
                                                 BALANCE SHEETS

                                                             December 31,              September 30,
                                                                2002        -----------------------------------
                                                             (Unaudited)          2002              2001
                                                          ----------------  ----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                      $       151,417   $       119,923   $        158,857
    Revenue distribution payable                                   10,695            14,835                  -
    Payable to related party                                       52,500             2,500              8,231
    Deferred working interest                                           -            22,184                  -
    Accrued compensation                                           96,261            66,261             50,000
                                                          ----------------  ----------------  -----------------
      TOTAL CURRENT LIABILITIES                                   310,873           225,703            217,088
                                                          ----------------  ----------------  -----------------

  COMMITMENTS AND CONTINGENCIES                                         -                 -                  -
                                                          ----------------  ----------------  -----------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 20,000,000 shares
      authorized, 15,000, -0- and -0- shares issued
      and outstanding, respectively                                   150                 -                  -
    Common stock, $.01 par value; 100,000,000 shares
      authorized, 8,907,526, 6,866,210 and
      2,453,890 shares issued and outstanding,
      respectively                                                 89,075            68,662             24,539
    Additional paid-in capital                                 13,592,744        13,291,965         12,198,855
    Stock options                                                 626,790           626,790                  -
    Stock warrants                                                 62,792           233,334                  -
    Accumulated deficit                                       (13,149,818)      (12,906,132)       (11,760,681)
    Accumulated other comprehensive income (loss)                (239,877)         (248,554)          (150,162)
                                                          ----------------  ----------------  -----------------
      TOTAL STOCKHOLDERS' EQUITY                                  981,856         1,066,065            312,551
                                                          ----------------  ----------------  -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                $     1,292,729   $     1,291,768   $        664,639
                                                          ================  ================  =================


See accountant's review report and accompanying notes to interim financial statements.

                                            CADENCE RESOURCES CORPORATION
                                         (FORMERLY ROYAL SILVER MINES, INC.)
                                               STATEMENTS OF OPERATIONS

                                                                             Three Months Ended
                                                                                December 31,
                                                        -------------------------------------------------------------
                                                               2002                 2001                 2000
                                                            (Unaudited)          (Unaudited)          (Unaudited)
                                                        -------------------  -------------------  -------------------
REVENUES
  Oil and gas sales net of production taxes             $           33,376   $                -   $                -
                                                        -------------------  -------------------  -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization                           8,635                    -                  402
  Officers' and directors' compensation                             45,000               12,510                    -
  Consulting                                                        78,230               95,614                    -
  Professional fees                                                  8,035               27,856                    -
  Oil and gas lease expenses                                        20,352               14,772                    -
  Lease operating expenses                                          36,516                    -                    -
  Other general and administrative                                  36,203               12,921               70,722
                                                        -------------------  -------------------  -------------------
    Total expenses                                                 232,971              163,673               71,124
                                                        -------------------  -------------------  -------------------

OPERATING LOSS                                                    (199,595)            (163,673)             (71,124)
                                                        -------------------  -------------------  -------------------

OTHER INCOME (EXPENSES)
  Interest income                                                       80                   13                   29
  Interest expense                                                  (1,239)              (1,060)              (2,824)
  Partnership loss                                                  (8,309)                   -                    -
  Gain on debt forgiveness                                               -                6,109                    -
  Gain (loss) on disposition and impairment of assets              (34,623)             (32,733)               2,412
                                                        -------------------  -------------------  -------------------
    Total other income (expense)                                   (44,091)             (27,671)                (383)
                                                        -------------------  -------------------  -------------------

LOSS BEFORE TAXES                                                 (243,686)            (191,344)             (71,507)

INCOME TAX BENEFIT                                                       -               66,040                    -
                                                        -------------------  -------------------  -------------------

LOSS FROM CONTINUING OPERATIONS                                   (243,686)            (125,304)             (71,507)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (loss) from mining operations (net of income
    tax benefit  of $66,040)                                             -              264,158                 (170)
                                                        -------------------  -------------------  -------------------

NET INCOME (LOSS)                                                 (243,686)             138,854              (71,677)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                                      8,677               10,460              (63,467)
                                                        -------------------  -------------------  -------------------

COMPREHENSIVE INCOME (LOSS)                             $         (235,009)  $          149,314   $         (135,144)
                                                        ===================  ===================  ===================

NET GAIN (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $            (0.03)  $            (0.04)  $            (0.06)
  Net gain (loss) from discontinued operations                         nil                 0.08                  nil
                                                        -------------------  -------------------  -------------------
NET INCOME (LOSS) PER COMMON SHARE                      $            (0.03)  $             0.04   $            (0.06)
                                                        ===================  ===================  ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                              8,411,936            3,258,749            1,217,212
                                                        ===================  ===================  ===================


See accountant's review report and accompanying notes to interim financial statements.

                                            CADENCE RESOURCES CORPORATION
                                         (FORMERLY ROYAL SILVER MINES, INC.)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock       Preferred Stock
                                         --------------------  ------------------   Additional
                                          Number                Number                Paid-in          Stock          Stock
                                         of Shares   Amount    of Shares  Amount      Capital         Options        Warrants
                                         ---------  ---------  ---------  -------  --------------  --------------  -------------
Balance,
  September 30, 2000                     1,199,607  $  11,996          -  $     -  $  11,767,998   $            -  $          -

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                174,375      1,744          -        -         95,656                -             -

Shares issued to officers for
  investments at $0.40 per share           310,000      3,100          -        -        120,900                -             -

Shares issued to officers for
  investment and cash at $0.25
  per share                                160,000      1,600          -        -         38,400                -             -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                       110,000      1,100          -        -         29,150                -             -

Adjustment for fractional shares
  issued                                     4,074         41          -        -            (41)               -             -

Shares issued for loan consideration
  at $0.30 per share                        62,500        625          -        -         18,125                -             -

Shares issued for cash at $0.30
  per share                                393,334      3,933          -        -        114,067                -             -

Shares issued for marketing services
  at $0.30 per share                        40,000        400          -        -         14,600                -             -

Net loss for year ended
  September 30, 2001                             -          -          -        -              -                -             -

Unrealized loss on market value
  of investments                                 -          -          -        -              -                -             -
                                         ---------  ---------  ---------  -------  --------------  --------------  -------------

Balance,
  September 30, 2001                     2,453,890     24,539          -        -     12,198,855                -             -

Shares issued for cash at $0.24
  to $0.50 per share                       783,000      7,830          -        -        234,070                -             -

Shares issued to officer for debt
  at $0.30 per share                       300,000      3,000          -        -         87,000                -             -

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                    589,184      5,892          -        -        205,775                -             -

Shares issued for cash with warrants
  attached at $0.30 per unit             2,333,336     23,333          -        -        443,333                -       233,334

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                  6,800         68          -        -          6,932                -             -

Shares issued for investment at
  $0.30 per share                          400,000      4,000          -        -        116,000                -             -

Options issued to directors and
  consultants for services                       -          -          -        -              -          626,790             -

Net loss for the year ended
  September 30, 2002                             -          -          -        -              -                -             -

Unrealized loss on market value
  of investments                                 -          -          -        -              -                -             -
                                         ---------  ---------  ---------  -------  --------------  --------------  -------------

Balance
  September 30, 2002                     6,866,210     68,662          -        -     13,291,965          626,790       233,334

Shares issued for cash with warrants
  attached at an average of $0.52
  per unit                                 212,500      2,125          -        -         61,750                -        46,125

Shares issued to director for services
  at $0.80 per share                        13,500        135          -        -         10,665                -             -

Shares issued from exercise of
  warrants                               1,815,316     18,153          -        -        198,574                -      (216,667)

Preferred shares issued for cash
  at $2.00 per share                             -          -     15,000      150         29,850                -             -

Net loss for the period ended
  December 31, 2002 (unaudited)                  -          -          -        -              -                -             -

Unrealized gain on market value of
  investments (unaudited)                        -          -          -        -              -                -             -
                                         ---------  ---------  ---------  -------  --------------  --------------  -------------

Balance,
  December 31, 2002 (unaudited)          8,907,526  $  89,075     15,000      150  $  13,592,744   $      626,790  $     62,792
                                         =========  =========  =========  =======  ==============  ==============  =============


                                                           Accumulated
                                                              Other           Total
                                            Accumulated   Comprehensive   Stockholders'
                                              Deficit          Loss          Equity
                                         ---------------  ------------  ----------------
Balance,
  September 30, 2000                     $  (10,885,466)  $   (34,389)  $       860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                           -             -            97,400

Shares issued to officers for
  investments at $0.40 per share                      -             -           124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                           -             -            40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                                  -             -            30,250

Adjustment for fractional shares
  issued                                              -             -                 -

Shares issued for loan consideration
  at $0.30 per share                                  -             -            18,750

Shares issued for cash at $0.30
  per share                                           -             -           118,000

Shares issued for marketing services
  at $0.30 per share                                  -             -            15,000

Net loss for year ended
  September 30, 2001                           (875,215)            -          (875,215)

Unrealized loss on market value
  of investments                                      -      (115,773)         (115,773)
                                         ---------------  ------------  ----------------

Balance,
  September 30, 2001                        (11,760,681)     (150,162)          312,551

Shares issued for cash at $0.24
  to $0.50 per share                                  -             -           241,900

Shares issued to officer for debt
  at $0.30 per share                                  -             -            90,000

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                               -             -           211,667

Shares issued for cash with warrants
  attached at $0.30 per unit                          -             -           700,000

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                           -             -             7,000

Shares issued for investment at
  $0.30 per share                                     -             -           120,000

Options issued to directors and
  consultants for services                            -             -           626,790

Net loss for the year ended
  September 30, 2002                         (1,145,451)            -        (1,145,451)

Unrealized loss on market value
  of investments                                      -       (98,392)          (98,392)
                                         ---------------  ------------  ----------------

Balance
  September 30, 2002                        (12,906,132)     (248,554)        1,066,065

Shares issued for cash with warrants
  attached at an average of $0.52
  per unit                                            -             -           110,000

Shares issued to director for services
  at $0.80 per share                                  -             -            10,800

Shares issued from exercise of options
  for receivable at $0.30 per share            (544,595)            -                 -

Preferred shares issued for cash
  at $2.00 per share                                  -             -            30,000

Net loss for the period ended
  December 31, 2002 (unaudited)                (243,686)            -          (243,686)

Unrealized gain on market value of
  investments (unaudited)                             -         8,677             8,677
                                         ---------------  ------------  ----------------

Balance,
  December 31, 2002 (unaudited)          $  (13,149,818)  $  (239,877)  $       981,856
                                         ===============  ============  ================


See accountant's review report and accompanying notes to interim financial statements.

                                   CADENCE RESOURCES CORPORATION
                                (FORMERLY ROYAL SILVER MINES, INC.)
                                      STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                     December 31,
                                                       ---------------------------------------
                                                          2002          2001          2000
                                                       (Unaudited)   (Unaudited)   (Unaudited)
                                                       ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (243,686)  $   138,854   $  (71,677)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss (gain) on sale of equipment                           -             -         (115)
      Loss (gain) on sale of investments                    34,623        32,733       (2,297)
      Gain from mining operations                                -      (330,198)           -
      Gain on debt forgiveness                                   -         6,109            -
      Depreciation, depletion and amortization               8,635             -          402
      Issuance of common stock for services                 10,800        55,500       52,900
      Investment given for services                          7,200             -            -
  Changes in assets and liabilities:
      Oil & gas revenue receivable                           3,275             -            -
      Receivable from working interest owners                2,601             -            -
      Note receivable                                      (18,994)            -            -
      Other current assets                                       1             -            -
      Prepaid expenses                                       7,500      (103,423)           -
      Deferred working interest                             12,826       (30,889)           -
      Accounts payable                                      31,494       (25,784)       5,734
      Revenue distribution payable                          (4,140)            -            -
      Accrued expenses                                      30,000        12,510            -
      Payable to related parties                            50,000             -        1,057
                                                       ------------  ------------  -----------
    Net cash provided (used) by operating activities       (67,865)     (244,588)     (13,996)
                                                       ------------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                   (5,860)      (13,224)           -
  Sale of investments                                        4,389        29,050        9,863
  Purchase and development of proved and
    unproved properties                                    (18,005)            -            -
  Purchase of mineral leases                               (47,500)            -            -
  Purchase of fixed assets                                  (4,466)            -            -
  Sale of fixed assets                                           -             -        3,000
                                                       ------------  ------------  -----------
    Net cash provided (used) by investing activities       (71,442)       15,826       12,863
                                                       ------------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                      -       (35,000)           -
  Issuance of preferred stock for cash                      30,000             -            -
  Issuance of common stock and warrants for cash           110,000       213,900            -
                                                       ------------  ------------  -----------
    Net cash provided by financing activities              140,000       178,900            -
                                                       ------------  ------------  -----------
    Net increase (decrease) in cash                    $       693   $   (49,862)  $   (1,133)
                                                       ------------  ------------  -----------


See accountant's review report and accompanying notes to interim financial statements.

                             CADENCE RESOURCES CORPORATION
                          (FORMERLY ROYAL SILVER MINES, INC.)
                                STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                                  December 31,
                                                   ----------------------------------------
                                                       2002          2001          2000
                                                    (Unaudited)   (Unaudited)   (Unaudited)
                                                   ------------  ------------  ------------
Net increase (decrease) in cash (balance forward)  $        693  $   (49,862)  $    (1,133)

Cash, beginning of period                                40,011      191,684        15,915

                                                   ------------  ------------  ------------
Cash, end of period                                $     40,704  $   141,822       $14,782
                                                   ============  ============  ============

Supplemental cash flow disclosure:

  Income taxes paid                                $          -  $         -   $         -
  Interest paid                                    $          -  $         -   $         -

Non-cash investing and financing activities:

  Common stock issued for services rendered        $     10,800  $    55,500   $    52,900
  Common stock issued for debt                     $          -  $    60,000   $         -
  Investment received for mining claims            $          -  $   350,198   $         -
  Investment given for related party payable       $          -  $     8,231   $         -
  Investment received for note receivable          $          -  $    15,000   $         -
  Investment given for consulting services         $      7,200  $         -   $         -


See accountant's review report and accompanying notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $246,757 at December 31, 2002, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See
Note  3.

The $149,287 and $171,853, respectively, cost of prepaid mineral leases included in the accompanying balance sheets as of December 31, 2002 and September 30, 2002 are related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

The Company was in the exploration stage through June 30, 2002. During the fourth quarter of the year ended September 30, 2002, the Company entered a very brief development stage and is now considered an operating company.

The Company is seeking additional capital through a private placement of its stock, or debt. Management plans to use the majority of such financing proceeds for landhold acquisition, and on drilling and possible completion of an oil well project in Texas. Management also plans to conduct a second financing, larger than the first, the proceeds of which will be used for drilling of wells on the Company's leased oil and gas property in Louisiana, as well as its newly acquired working interest participation in gas wells in Michigan. See Note 10.

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

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Loss  Per  Share
----------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding warrants were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

Cash  Equivalents
-----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral  Properties
-------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At December 31, 2002 and September 30, 2002, the cost of the Company's mineral properties is included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At December 31, 2002, the Company had net deferred tax assets of approximately $1,540,000, principally arising from net operating loss carryforwards for income tax purposes. During the year ending September 30, 2002, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision  For  Taxes  (Continued)
----------------------------------
At December 31, 2002, the Company has net operating loss carryforwards of approximately $7,700,000, which expire in the years 2002 through 2022.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,870,000.

Environmental  Remediation  and  Compliance
-------------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At December 31, 2002, the Company had no accrued liabilities for compliance with environmental regulations.

Investments
-----------
Investments, principally consisting of equity securities of private and small public companies, which are stated at current market value.

Revenue  Recognition
--------------------
Cadence began producing revenues during July 2002. Sales are recognized at the point of passage of title specified in the underlying contract.

Impaired  Asset  Policy
-----------------------
The Company adopted financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in fiscal years 2000 and 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at December 31, 2002. See Note 3.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting  Pronouncements
--------------------------
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2002.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting  Pronouncements  (Continued)
---------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2002.

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

Going  Concern
--------------
As shown in the accompanying financial statement, the Company had limited revenues, has incurred a net loss of $243,686 for the quarter ended December 31, 2002, and has an accumulated deficit of $13,149,818. Although the Company is considered an operating entity since July 1, 2002, when one of it exploration properties began producing reasonable revenue, the current projected revenues are still substantially less then the Company's historical operating expenses. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going  Concern  (Continued)
---------------------------
classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Utah  Property
--------------
The Company has elected to retain its 25% undivided interest in the Vipont Mine located in northwest Utah, which is carried on the Company's books at $246,757 as assets of discontinued operations. Although this property has been the subject of litigation, the Company has and will continue to hold its undivided 25% interest in this property. See Note 12.

Mineral Properties in North Idaho
---------------------------------
The Company, directly and through its subsidiary, Celebration Mining Company, holds forty-three unpatented mining claims in the Coeur d'Alene Mining District in four distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. The majority of these claims were written off as permanently impaired at September 30, 2001.

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

In October 1994 the Company entered into a lease agreement with Fausett International, Inc. ("Fausett") covering the Crescent Mine located in Shoshone County, Idaho. The validity of this lease was challenged by both the Environmental Protection Agency and Shoshone County who claimed to have an ownership interest in the property. After considerable legal deliberation, in June 2001, the Company delivered a quitclaim deed to the Crescent Mine to Fausett, which disposed of its interest in the mine. See Note 13.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 - MINERAL PROPERTIES (CONTINUED)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the quarters ended December 31, 2002, 2001 and 2000 was $4,349, $-0- and $402,
respectively.

NOTE 5 - INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At December 31 and September 30, 2002, the market values of investments were as follows:

                                           December 31,   September 30,
                                               2002           2002
                                          -------------  --------------
       Elite Logistics, Inc.              $       1,530  $        2,950
       Ashington Mining Company                   5,709           5,709
       Sterling Mining Co.                        5,019           4,859
       Cadence Resources Corp. LP                 6,891          15,200
       Exhaust Technology                             -           2,244
       Enerphaze Corporation                      5,175           5,400
       Caledonia Silver-Lead Mines, Inc.        350,198         350,198
       Metalline Mining                           1,300               -
       Western Goldfields                        11,579             866
       Williams Companies                         5,400           6,800
       Trend Mining Company                      16,008          54,567
                                          -------------  --------------
                                          $     408,809  $      448,793
                                          =============  ==============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 - INVESTMENTS (CONTINUED)

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

Caledonia  Silver-Lead  Mines,  Inc.
------------------------------------
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximates its fair value. The carrying value of these shares will be reevaluated at each reporting period and adjustments, if appropriate, will be made to the carrying value of these securities. The net effect of the transaction resulted in a gain of $330,198. See Note 3. At December 31, 2002, management has determined that there is no impairment to these securities.

Cadence Resources Corporation Limited Partnership
-------------------------------------------------
On August 1, 2002, the Company formed a limited partnership in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership (hereinafter "CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash. During the period ended December 31, 2002, the Company realized $8,309 in losses from its partnership investment. Other provisions of the Partnership are described in Notes 11, 12 and 14.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

During the year ended September 30, 2002, the Company issued 589,184 shares of its common stock to officers, consultants and others for services and prepaid expenses valued at $211,667, 400,000 shares of its common stock for an investment, 6,800 shares of its common stock to an officer for reimbursement of expenses paid for the Company valued at $7,000 and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 783,000 shares of its common stock for $241,900.

During the year ended September 30, 2002, the Company also sold 2,333,336 "units"to investors, two officers of the Company and another entity under common control at $0.30 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $0.30 per common share for five years. Sales of these units generated cash proceeds of $700,000. Two officers of the Company and another entity under common control invested $50,000 in these common stock units. (See Note 9.)

During the period ended December 31, 2002, the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued (2,166,668) were exercised for 1,815,316 shares of common stock (See Note 9.) The Company also issued 13,500 shares of its common stock to a director for services valued at $10,800.


NOTE 7 - PREFERRED STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2002. During the quarter ended December 31, 2002, the Company issued 15,000 shares of its preferred stock to investors at $2.00 per share. The shares bear a preferred dividend of 15% per annum and are convertible to common stock at a price of $2.00 per share under certain terms and conditions.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit or work performed. As of September 30, 2002, only 638 shares of common stock had been awarded under the Plan.

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

Following is a summary of the stock options during the quarter ended December 31, 2002 and the years ended September 30, 2002, and 2001.

                                                                  Weighted
                                                        Number     Average
                                                          of      Exercise
                                                        Options     Price
                                                       ---------  ---------
Outstanding at 10/1/2000                                  60,000  $   18.60
Granted                                                        -          -
Exercised                                                      -          -
Forfeited                                                      -          -
                                                       ---------  ---------
Outstanding at 9/30/2001                                  60,000  $   18.60
                                                       =========  =========

Options exercisable at 9/30/2001                          60,000  $   18.60
                                                       =========  =========
Weighted average fair value of options granted during
   the year ended 9/30/2001                            $       -
                                                       =========

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (CONTINUED)

                                                                    Weighted
                                                         Number      Average
                                                           of       Exercise
                                                         Options      Price
                                                       -----------  ---------
Outstanding at 10/1/2001                                   60,000   $   18.60
Granted                                                   750,000        1.08
Exercised                                                       -           -
Expired or forfeited                                    (  60,000)      18.60
                                                       -----------  ---------
Outstanding at 9/30/2002                                  750,000   $    1.08
                                                       -----------  ---------

Options exercisable at 9/30/2002                          750,000   $    1.08
                                                       -----------  ---------
Weighted average fair value of options granted during
  the year ended 9/30/2002                             $     0.84
                                                       ===========

Outstanding at 10/1/2002                                  750,000   $    1.08
Granted                                                         -           -
 Exercised                                                      -           -
 Expired or forfeited                                           -           -
                                                       -----------  ---------
 Outstanding at 12/31/2002                                750,000   $    1.08
                                                       ===========  =========
Options exercisable at 12/31/2002                         750,000   $    1.08
                                                       ===========  =========
Weighted average fair value of options granted
  during the period ended 12/31/2002                   $        -
                                                       ===========

                                                      Weighted Average
       Exercise Date                Number of Shares  Price per Share
       -------------                ----------------  ----------------
       On or before June 21, 2005        200,000          $  1.50
       On of before August 1, 2005        50,000          $  1.50
       On or before March 1, 2007        400,000          $  0.75
       On or before July 8, 2007         100,000          $  1.35


Prior to April 2001, a total of 72,750 options were granted by the board to officers, directors and other consultants. As shown above, all of these options have been forfeited with none exercised through the period ending September 30, 2002.

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company existing stock option plans as of December 31, 2002.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (CONTINUED)

                                             Remaining
Exercise   Number of   Weighted-average   contractual life      Number     Weighted-average
Prices      options     exercise price       (in years)      exercisable    exercise price
---------  ----------  -----------------  -----------------  ------------  -----------------
0.75          400,000             $ 0.75               4.17       400,000             $ 0.75
1.35          100,000               1.35               4.50       100,000               1.35
1.50          200,000               1.50               2.50       200,000               1.50
1.50           50,000               1.50               2.58        50,000               1.50
           ----------  -----------------  -----------------  ------------  -----------------
              750,000             $ 1.08               3.66       750,000             $ 1.08


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

During the year ended September 30, 2002, the Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. These warrants were valued at $233,334 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 5 years. These warrants may be used in a cashless exercise to purchase 2,333,336 shares of the Company's common stock at $0.30 per share. The warrants remain exercisable through April 15, 2007. During the quarter ended December 31, 2002, 2,166,668 of these warrants were exercised in a cashless exercise in accordance with the terms of the warrants and 1,815,516 shares of the Company's common stock were then issued to the warrant holders. As of the date of these financial statements, 166,668 of these warrants remain outstanding and unexercised.

During the quarter ended December 31, 2002, the Company issued 212,500 shares of stock with 212,500 warrants attached. The warrants were valued at $46,125 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 212,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all of these warrants remain outstanding and unexercised.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10 - OIL AND GAS PROPERTIES (CONTINUED)

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. At least 51 drilled wells were previously commercially successful in adjacent acreage. As of the dates of these financial statements, the Company has leased over 3,000 acres. At December 31 and September 30, 2002, $149,287 and $169,077, respectively, of leases in Louisiana are included in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $1,250,000 to drill the initial test well on this property.

Texas
-----
During  the  year  ended September 30, 2002, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as Pinnacle Reef. During the period ended March 31, 2002, the
Company drilled its initial test well to a total depth of 4,237 feet and encountered four pay zones. The two lowest pay zones were completed and initial drill stem tests and flow tests were run. At March 31, the decision was made to run electricity to the site, install a pump jack and commence commercial production. At December 31 and September 30, 2002, $7,200 and $8,100 respectively is included in the attached financial statements as prepaid mineral leases relating to Texas property.

During the year ended September 30, 2002, the Company sold 40% of the working interest in this initial well to private investors and two officers of the Company for $210,000. The Company's initial cost in the portion of the prospect sold totaled $3,200. Because the Company has received proceeds from the sales of the working interests in excess of exploration and development costs attributable to those working interests, the Company recorded a deferred credit. The balance of this credit at December 31 and September 30, 2002 is $-0- and $22,184, respectively. As exploration and development costs of $22,184 and $197,476, respectively, during the quarter ended December 31, 2002 and the year ended September 30, 2002 were incurred on this prospect, they were charged against the original deferred credit. At December 31 and September 30, 2002, the Company recorded a receivable from working interest owners in the amount of $13,436 and $16,037, respectively, to reflect some sales of the prospect's partial interest. This initial well was placed in production during July 2002.

Two additional exploratory wells have been drilled on the property with the Company retaining 100% of the working interest. One of these wells has been placed in production subsequent to the date of these financial statements. The other well was converted to a salt-water disposal well.

Michigan
--------
In December 2002, the Company acquired for cash fractional working interests in certain gas wells in Michigan. See Note 1. At December 31, 2002, $47,500 of leases in Michigan are included in the attached financial statements as prepaid mineral leases.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES

During September 2002, the Company began exploratory well "2B" which is funded through CRCLP. The Company acts as the managing general partner and may make contributions to this well under the same terms and conditions as the limited partner. Terms of the partnership provide funding traunches in $250,000 increments by the limited partner on selected drilling projects. CRCLP has not yet determined whether well "2B" has recoverable reserves and has expended $261,106 on this property. See Notes 5, 12 and 14.

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

The changes in proved reserves for the quarter ended December 31, 2002 and the year ended September 30, 2002 were as follows as estimated by the management of
Cadence:

                                Petroleum Liquids   Natural Gas
                                    (barrels)       (cubic feet)
                                  United States    United States
                                -----------------  -------------
Reserves at October 1, 2001                    -              -
Purchases                                100,485              -
Sales                                     (3,755)             -
                                -----------------  -------------
Reserves at September 30, 2002            96,730              -
                                =================  =============

Reserves at October 1, 2002               96,730              -
Purchases                                      -              -
Sales                                     (2,854)             -
                                -----------------  -------------
Reserves at December 31, 2002             93,876              -
                                =================  =============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31 and September 30, 2002 were as follows:

                                        December 31,    September 30,
                                            2002            2002
                                      --------------  ---------------
       Proved properties              $      48,694   $       48,694
       Unproved properties                   90,992           78,997
       Wells and related equipment
         and facilities                      71,839           67,374
       Support equipment and
         facilities                         105,108          105,108
       Prepaid mineral leases               203,987          177,177
       Accumulated depreciation,
         depletion and amortization       (  12,947)       (   4,312)
                                      --------------  ---------------
       Total capitalized costs        $     507,673   $      473,038
                                      ==============  ===============

Costs both capitalized and expensed, which were incurred in oil and gas-producing activities during the quarter ended December 31, 2002 and the years ended September 30, 2002 and 2001, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                              December 31,   September 30,   September 30,
                                  2002           2002            2001
                             -------------  --------------  --------------
Property acquisition costs:
  Proved properties          $      47,500  $        8,000  $            -
  Unproved properties               11,995         245,483          84,503
Exploration costs                        -         456,086               -
Development costs                    4,465         306,761               -
Operating expenses                  36,516          12,279               -
                             -------------  --------------  --------------
Total expenditures           $     100,476  $    1,028,609  $       84,503
                             =============  ==============  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) for the quarters ended December 31, 2001 and 2000 since exploration and development activities had not commenced. Results of operation for oil and gas activities (including operating overhead) for the quarter ended December 31, 2002 were as follows:

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

              Revenues                     $      33,376
              Exploration and
                development costs                     -
              Depreciation, depletion
                and amortization                 (8,635)
              Other operating expenses          (36,516)
                                           -------------
              Results before income taxes       (11,775)
              Income tax expense                      -
                                           -------------
              Results of operation from
                oil and gas producing
                activities                 $    (11,775)
                                           =============

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 2002 was as follows:

              Future cash flows                        $ 1,720,000
              Future development and production costs   (1,100,000)
              Future income tax expense                          -
                                                       ------------
              Future net cash flows                        620,000
              10% annual discount                          300,000
                                                       ------------
              Standardized measure of discounted
                future net cash flows                  $   320,000
                                                       ============

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to Cadence. Management's investments and operating decisions are based on reserves estimated that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

The Company's countersuit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. The Company has filed an appeal of this jury verdict, but expects the jury verdict to stand. Thus, the Company expects that its current undivided 25% interest in the Vipont Mine will remain as is. See Note 3.

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

Capital  Commitments
--------------------
At September 30, 2002, the Company has estimated capital and investment commitments of $1,250,000 to drill its initial test well in Louisiana. In Texas, future capital commitments are dependent upon the Company's decision to proceed with additional well development. See Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Lease  Commitments
------------------
The  Company  began  leasing  office  facilities  in  Walla  Walla,  Washington
commencing  in  June  2001.    The  agreement is a three-year lease with monthly
payments of $400. Total rent paid for this office space during the quarters ended December 31, 2002 and 2001 was $1,200 each.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cadence Resources Corporation Limited Partnership
-------------------------------------------------
On August 1, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership ("CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. See Notes 5 and 10.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 in cash and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash.

The terms of the Partnership agreement provide that 90% of initial income and expenses will be allocated to the limited partner and further provide that, after the limited partner's receipt of funds invested and an 11% return on his investment, subsequent Partnership profits and losses will be allocated 90% to the general partner and 10% to the limited partner. In order to ensure repayment of the limited partner's investment, Cadence has agreed to grant to the limited partner a security interest in the equipment and fixtures affixed to wells 1A and 1B in Wilbarger County and agreed to contribute the Company's share of the cash flows it receives from these two wells to the Partnership. The Company holds a 60% working interest in well 1A and a 100% working interest in well 1B. See Notes 5, 11 and 14.

Consulting  Commitments
-----------------------
In June 2002, the Company entered into an agreement with Memphis Consulting Group ("Memphis") for financial consulting and public relations services beginning on August 1, 2002 through August 1, 2003. The agreement calls for $3,000 per month, and an initial 50,000 stock options exercisable through August 1, 2005 at $1.50 per share. See Note 8. Other terms of the agreement provide that Memphis will be awarded an additional 25,000 stock options with the same terms for every three-month period after November 1, 2002 provided that the agreement remains in effect through November 1, 2003. If the agreement remains in effect after November 1, 2003, Memphis will be awarded 25,000 stock options up to a maximum of 100,000 stock options exercisable through November 1, 2006 at $2.50 per share. If the agreement remains in effect for a 27-month period, Memphis shall receive 150,000 stock options exercisable at $1.50 and 100,000 stock options exercisable at $2.50.

In September 2001, the Company entered into a consulting agreement with American Financial Group for promotion to investors. The agreement calls for monthly payments of $2,000 to cover all expenses, 20,000 shares of the Company's common stock (which were issued in October 2001) and an override of 2.5% of monies raised in private placements from referrals or directed business.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other  Commitments
------------------
The Company entered into an exploration agreement with the W.T. Waggoner Estate (Waggoner) and its trustees on August 1, 2002. This agreement calls for exploration of the West Electra Lake Project located in Wilbarger County, Texas.

On August 13, 2002, the Company entered into a public relations retainer agreement for one year whereby the Company agreed to issue 60,000 shares of its common stock during this period for services received. The agreement also calls for reimbursement of expenses incurred pursuant to terms of this agreement.

NOTE  13  -  SETTLEMENT  AGREEMENT

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


NOTE  14  -  RELATED  PARTY  TRANSACTIONS

The Company previously sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001. Total rent paid for this office space during the quarters ended December 31, 2001 was $1,200.

During the year ended September 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc. See Note 5.

During the year ended September 30, 2002, the Company loaned $35,000 to Dotson Exploration Company, a related party. The Company also repaid the amount of $10,000 due to Dotson pursuant to a loan made to the Company by Dotson. See Notes 13 and 17. Dotson repaid $33,380 of this loan by transferring marketable securities to the Company valued at that amount. At September 30, 2002, Dotson Exploration owed the Company $1,620 which is payable on demand and bears interest at 10% per annum.

During the quarter ended December 31, 2002, the Company loaned Dotson the additional amount of $20,000 which is payable on demand and bears interest at the rate of 10% per annum.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the quarter ended December 31, 2002, an officer of the Company advances $50,000 to the Company. This is reflected in the attached financial statements as payable to related party. The amount advanced is unsecured, bears no stated interest rate, and is due on demand.

Other related party transactions are disclosed in Notes 3, 5, 6, 11 and 12.


NOTE 15 - GAIN ON DEBT FORGIVENESS

During the year ended September 30, 2002, an accounts payable vendor chose to reverse interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE 16 - SUBSEQUENT EVENTS

During January 2003, the Company's Board of Directors authorized the issuance of 150,000 shares of stock to officers and directors for services. The stock will be valued at its fair market value on the date of issuance.

Also during January 2003, an officer of the Company loaned an additional $20,000 to the Company with the same terms and conditions as the $50,000 loaned to the Company during the previous quarter. See Note 14.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has had only minimal revenues from operations during the last two years. The Company intends to spend its existing cash on exploration on its existing oil and gas leases in Texas. The Company does not intend to acquire any additional oil and gas leases until it completes exploration operations on its existing leases in Texas, Michigan and Louisiana. The Company intends to drill at least one additional well in Texas in the first calendar quarter of 2003. The Company also intends to fund drilling activities in Michigan during the same period, depending on availability of funding. Our drilling time schedule is dependant upon raising sufficient capital to fund the drilling and completion of successful wells, if any. Currently, the Company does not have adequate funds to commence all of the drilling operations it contemplates.

     The Company will need additional capital to drill wells. The amount of capital required is dependant on the success it has on its earliest wells because the Company anticipates funding some future drilling of wells from cash flow out of these earlier wells if they are commercially successful. Further, drilling success typically facilitates the raising of additional capital, although that may not always be the case. The Company hopes to reduce its dependence on new finances by completing sufficient wells and establishing sufficient revenues to fund its operating costs as well as provide capital for new wells. That is, because the Company maintains a small overhead it intends to deploy a majority of the income from the sale of oil or gas to drill and complete other wells. There is no assurance, however, that the Company's proposed and planned drilling operations will prove successful. If they do not prove successful, the Company will have to rely upon future new finances from outside funding sources in order to continue its operations.

     The Company may sell a portion of the working interest in one or several of the new wells to investors in order to raise the capital to drill the wells. In this way the Company may be able to drill the well from capital raised from outside investors and thus the "dry hole risk" to the Company is reduced if not totally eliminated. The major disadvantage is that the Company will give up a percentage of its future cash flow to the working interest investors which will reduce Company revenues and profits in the future from successful wells. On balance, because of the overall advantages and benefits of "working interest financing", the Board chose to make use of such technique on its initial two wells, and may continue to use this tool, if warranted, in the future.

     The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has generated only minimal revenues from its oil and gas operations and no additional revenues are assured until it successfully completes more oil and/or gas wells. Accordingly, the Company must raise cash from sources other than the sale of oil or gas found on its property. Generally, the Company will seek to raise capital from outside investors.

     The Company may from time to time raise capital from insiders such as officers, directors, or major shareholders. In those cases, there arises a potential for conflicts of interest, or a risk that outside shareholders may view such transactions as being done on more favorable terms for the insiders. For these reasons, as a rule, the Company seeks to avoid raising capital or obtaining loans from insiders. However, due to the immature stage of the business of the Company, the high risk associated with oil and gas exploration, and the difficult market and capital-raising conditions which exist at the present time, in some instances the Board of the Company may have no other choice but to obtain loans or additional capital from insiders.

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

     The Company does not intend to conduct any research or development during the next twelve months. The Company does not intend to purchase a plant or significant equipment, except that required to complete its oil or gas wells, or hook-up such to existing pipelines. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

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

ITEM  2.  CHANGES  IN  SECURITIES.

Common Stock
------------
During the three months ended December 31, 2002 the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued were exercised for 1,815,316 shares of common stock at $0.30 per share in a "cashless" redemption. (See Note 9 of the Financial Statements.) The Company also issued 13,500 shares of its common stock to a director for services valued at $10,800.

The Company has 8,907,526 shares of common stock issued and outstanding as of December 31, 2002. The issuances of any shares issued during the reporting period ended December 31, 2002 were exempted from registration under Rule 506 of the Securities Act ("Rule 504") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sales of securities referred to.

Options and Warrants
--------------------
In the three month period ended December 31, 2002 the Company issued no stock options. 212,500 warrants exercisable at $1.35 for a period of three years were issued pursuant to a unit offering which is further described above. More detailed explanations of all of the options and warrants now outstanding may be found in the "Notes to Financial Statements", Notes 8 and 9.

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

Dated this 18th day of February, 2002.

CADENCE  RESOURCES  CORPORATION


By:  /s/  Howard Crosby
     ------------------
Howard Crosby
Its:  Chief Executive Officer


By:  /s/  John Ryan
     --------------
John Ryan
Its:  Chief Financial Officer


         CERTIFICATION  PURSUANT  TO  18  U.S.C.  SECTION  1350  AS  ADOPTED
          PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the accompanying 10-QSB of Cadence Resources Corporation for the period beginning October 01, 2002 and ending December 31, 2002, Howard M. Crosby, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Cadence Resources Corporation , hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-QSB of Cadence Resources Corporation, for the period beginning October 01, 2002 and ending December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-QSB of Cadence Resources Corporation for the period beginning October 01, 2002 and ending December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Cadence Resources Corporation.


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