Form 10-Q
period 2003-03-31
CADENCE RESOURCES CORP LP
filed 2003-05-20
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MAECH 31, 2003

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

Yes  [x]  No  [ ]

The number of shares outstanding at March 31, 2003: 9,162,526 shares

                          CADENCE RESOURCES CORPORATION
                      (FORMERLY ROYAL SILVER MINES, INC.)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 8

The Board of Directors
Cadence Resources Corp.
(Formerly Royal Silver Mines, Inc.)
Walla Walla, Washington


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of March 31, 2003, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the six months ended March 31, 2003, 2002 and 2001. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 16, 2003

                            CADENCE RESOURCES CORPORATION
                         (FORMERLY ROYAL SILVER MINES, INC.)
                                   BALANCE SHEETS

                                                  March 31,        September 30,
                                                    2003      ----------------------
                                                 (Unaudited)     2002        2001
                                                 -----------  -----------  ---------
ASSETS

  CURRENT ASSETS
    Cash                                         $   49,596   $   40,011   $191,684
    Oil & gas revenue receivable                     16,964       26,123          -
    Receivable from working interest owners          12,873       16,037          -
    Notes receivable                                 16,319       13,078     18,000
    Prepaid expenses                                 12,500       27,500      1,275
    Other current assets                                425          431        425
                                                 -----------  -----------  ---------
      TOTAL CURRENT ASSETS                          108,677      123,180    211,384
                                                 -----------  -----------  ---------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                               208,694       48,694          -
    Unproved properties                              96,992       78,997          -
    Wells and related equipment and facilities      106,841       67,374          -
    Support equipment and facilities                110,108      105,108          -
    Prepaid mineral leases                          177,419      177,177     82,155
    Less accumulated depreciation, depletion,
      amortization and impairment                   (21,444)      (4,312)         -
                                                 -----------  -----------  ---------
      TOTAL OIL AND GAS PROPERTIES                  678,610      473,038     82,155
                                                 -----------  -----------  ---------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                           1,440        1,440      1,440
    Less accumulated depreciation                    (1,440)      (1,440)    (1,440)
                                                 -----------  -----------  ---------
      TOTAL PROPERTY AND EQUIPMENT                        -            -          -
                                                 -----------  -----------  ---------

  OTHER ASSETS
    Investments                                     403,759      448,793    104,343
                                                 -----------  -----------  ---------

  NONCURRENT ASSETS
    Net assets of discontinued operations           246,757      246,757    266,757
                                                 -----------  -----------  ---------

  TOTAL ASSETS                                   $1,437,803   $1,291,768   $664,639
                                                 ===========  ===========  =========


   See accountant's review report and accompanying notes to interim financial statements.

                                     CADENCE RESOURCES CORPORATION
                                  (FORMERLY ROYAL SILVER MINES, INC.)
                                             BALANCE SHEETS

                                                              March 31,           September 30,
                                                                2003       ----------------------------
                                                             (Unaudited)       2002           2001
                                                            -------------  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                        $    140,290   $    119,923   $    158,857
    Revenue distribution payable                                  16,149         14,835              -
    Payable to related party                                       2,500          2,500          8,231
    Deferred working interest                                          -         22,184              -
    Interest payable                                               2,433              -              -
    Accrued compensation                                         105,761         66,261         50,000
    Notes payable                                                300,000              -              -
                                                            -------------  -------------  -------------
      TOTAL CURRENT LIABILITIES                                  567,133        225,703        217,088
                                                            -------------  -------------  -------------

  COMMITMENTS AND CONTINGENCIES                                        -              -              -
                                                            -------------  -------------  -------------

  STOCKHOLDERS' EQUITY
    Convertible preferred stock, $0.01 par value;
      20,000,000 shares authorized, 34,950, -0-
      and -0- shares issued and outstanding, respectively            349              -              -
    Common stock, $.01 par value; 100,000,000 shares
      authorized, 9,162,526, 6,866,210 and
      2,453,890 shares issued and outstanding,
      respectively                                                91,625         68,662         24,539
    Additional paid-in capital                                13,829,320     13,291,965     12,198,855
    Stock options                                                626,790        626,790              -
    Stock warrants                                                62,792        233,334              -
    Accumulated deficit                                      (13,532,984)   (12,906,132)   (11,760,681)
    Accumulated other comprehensive income (loss)               (207,222)      (248,554)      (150,162)
                                                            -------------  -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                                 870,670      1,066,065        312,551
                                                            -------------  -------------  -------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                  $  1,437,803   $  1,291,768   $    664,639
                                                            =============  =============  =============


   See accountant's review report and accompanying notes to interim financial statements.

                                                 CADENCE RESOURCES CORPORATION
                                              (FORMERLY ROYAL SILVER MINES, INC.)
                                        STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                        Three Months Ended                        Six Months Ended
                                                              March 31,                               March 31,
                                              ----------------------------------------  ---------------------------------------
                                                  2003         2002          2001          2003          2002         2001
                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                              ------------  ------------  ------------  ------------  ------------  -----------
REVENUES                                      $    44,449   $         -   $         -   $    77,825   $         -   $        -
                                              ------------  ------------  ------------  ------------  ------------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization          8,496             -             -        17,131             -          402
  Officers' and directors' compensation           173,477        40,000             -       218,477        52,510            -
  Consulting                                       21,425       374,904        29,500        99,655       470,518       84,000
  Professional fees                                41,393         5,366         6,488        49,428        33,222       12,698
  Oil and gas lease expenses                       39,095        34,870             -        59,447        49,642            -
  Lease operating expenses                          5,663             -             -        42,179             -            -
  Exploration and drilling                              -       177,038             -             -       177,038            -
  General and administrative                       26,222         7,396         4,280        62,425        20,317       14,292
                                              ------------  ------------  ------------  ------------  ------------  -----------
    Total expenses                                315,771       639,574        40,268       548,742       803,247      111,392
                                              ------------  ------------  ------------  ------------  ------------  -----------

OPERATING LOSS                                   (271,322)     (639,574)      (40,268)     (470,917)     (803,247)    (111,392)
                                              ------------  ------------  ------------  ------------  ------------  -----------

OTHER INCOME (EXPENSES)
  Interest income                                      46            11            20           126            24           49
  Interest expense                                (81,762)       (1,329)       (1,186)      (83,001)       (2,389)      (4,010)
  Partnership loss                                   (159)            -             -        (8,468)            -            -
  Gain on debt forgiveness                              -             -             -             -         6,109            -
  Gain (loss) on disposition and
    impairment of assets                          (29,969)       11,265       (30,209)      (64,592)      (21,468)     (27,797)
                                              ------------  ------------  ------------  ------------  ------------  -----------
    Total other income (expense)                 (111,844)        9,947       (31,375)     (155,935)      (17,724)     (31,758)
                                              ------------  ------------  ------------  ------------  ------------  -----------

LOSS BEFORE TAXES                                (383,166)     (629,627)      (71,643)     (626,852)     (820,971)    (143,150)

INCOME TAX BENEFIT                                      -             -             -             -        66,040            -
                                              ------------  ------------  ------------  ------------  ------------  -----------

LOSS FROM CONTINUING OPERATIONS                  (383,166)     (629,627)      (71,643)     (626,852)     (754,931)    (143,150)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (Loss) from mining operations
    (net of income taxes)                               -             -           (64)            -       264,158         (234)
                                              ------------  ------------  ------------  ------------  ------------  -----------

NET INCOME (LOSS)                                (383,166)     (629,627)      (71,707)     (626,852)     (490,773)    (143,384)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                    32,655         3,215       (47,394)       41,332        13,675     (110,861)
                                              ------------  ------------  ------------  ------------  ------------  -----------

COMPREHENSIVE INCOME (LOSS)                   $  (350,511)  $  (626,412)  $  (119,101)  $  (585,520)  $  (477,098)  $ (254,245)
                                              ============  ============  ============  ============  ============  ===========

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations         $     (0.04)  $     (0.16)  $     (0.05)  $     (0.07)  $     (0.21)  $    (0.11)
  Net income (loss) from discontinued
    operations                                        nil           nil           nil           nil          0.07          nil
                                              ------------  ------------  ------------  ------------  ------------  -----------
NET INCOME (LOSS) PER COMMON SHARE            $     (0.04)  $     (0.16)  $     (0.05)  $     (0.07)  $     (0.14)  $    (0.11)
                                              ============  ============  ============  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                             9,037,193     3,891,433     1,416,520     8,721,129     3,571,614    1,315,771
                                              ============  ============  ============  ============  ============  ===========


   See accountant's review report and accompanying notes to interim financial statements.

                                                 CADENCE RESOURCES CORPORATION
                                              (FORMERLY ROYAL SILVER MINES, INC.)
                                               STATEMENT OF STOCKHOLDERS' EQUITY


                                            Common Stock      Preferred Stock
                                         ------------------  ------------------   Additional
                                          Number              Number               Paid-in        Stock          Stock
                                         of Shares  Amount   of Shares  Amount     Capital       Options        Warrants
                                         ---------  -------  ---------  -------  ------------  ------------  ---------------
Balance,
  September 30, 2000                     1,199,607  $11,996          -  $     -  $11,767,998   $          -  $            -

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                174,375    1,744          -        -       95,656              -               -

Shares issued to officers for
  investments at $0.40 per share           310,000    3,100          -        -      120,900              -               -

Shares issued to officers for
  investment and cash at $0.25
  per share                                160,000    1,600          -        -       38,400              -               -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                       110,000    1,100          -        -       29,150              -               -

Adjustment for fractional shares
  issued                                     4,074       41          -        -          (41)             -               -

Shares issued for loan consideration
  at $0.30 per share                        62,500      625          -        -       18,125              -               -

Shares issued for cash at $0.30
  per share                                393,334    3,933          -        -      114,067              -               -

Shares issued for marketing services
  at $0.30 per share                        40,000      400          -        -       14,600              -               -

Net loss for year ended
  September 30, 2001                             -        -          -        -            -              -               -

Unrealized loss on market value
  of investments                                 -        -          -        -            -              -               -
                                         ---------  -------  ---------  -------  ------------  ------------  ---------------

Balance,
  September 30, 2001                     2,453,890   24,539          -        -   12,198,855              -               -

Shares issued for cash at $0.24
  to $0.50 per share                       783,000    7,830          -        -      234,070              -               -

Shares issued to officer for debt
  at $0.30 per share                       300,000    3,000          -        -       87,000              -               -

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                    589,184    5,892          -        -      205,775              -               -

Shares issued for cash with warrants
  attached at $0.30 per unit             2,333,336   23,333          -        -      443,333              -         233,334

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                  6,800       68          -        -        6,932              -               -

Shares issued for investment at
  $0.30 per share                          400,000    4,000          -        -      116,000              -               -

Options issued to directors and
  consultants for services                       -        -          -        -            -        626,790               -

Net loss for the year ended
  September 30, 2002                             -        -          -        -            -              -               -

Unrealized loss on market value
  of investments                                 -        -          -        -            -              -               -
                                         ---------  -------  ---------  -------  ------------  ------------  ---------------

Balance
  September 30, 2002                     6,866,210   68,662          -        -   13,291,965        626,790         233,334

Shares issued for cash with warrants
  attached at an average of $0.52
  per unit                                 212,500    2,125          -        -       61,750              -          46,125

Shares issued to directors and others
  for services at $0.78 to $0.85
  per share                                168,500    1,685          -        -      140,515              -               -

Shares issued for loan consideration
  at $0.78 per share                       100,000    1,000          -        -       77,000              -               -

Shares issued from exercise of
  warrants                               1,815,316   18,153          -        -      198,514              -        (216,667)

Preferred shares issued for cash
  at $1.50 to $2.00 per share                    -        -     34,950      349       59,576              -               -

Net loss for the six months ended
  March 31, 2003 (unaudited)                     -        -          -        -            -              -               -

Unrealized gain on market value of
  investments (unaudited)                        -        -          -        -            -              -               -
                                         ---------  -------  ---------  -------  ------------  ------------  ---------------

Balance,
  March 31, 2003 (unaudited)             9,162,526  $91,625     34,950  $   349  $13,829,320   $    626,790  $       62,792
                                         =========  =======  =========  =======  ============  ============  ===============


                                                          Accumulated
                                                              Other         Total
                                           Accumulated    Comprehensive  Stockholders'
                                             Deficit          Loss          Equity
                                         ---------------  ----------  ----------------
Balance,
  September 30, 2000                     $  (10,885,466)  $ (34,389)  $       860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                           -           -            97,400

Shares issued to officers for
  investments at $0.40 per share                      -           -           124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                           -           -            40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                                  -           -            30,250

Adjustment for fractional shares
  issued                                              -           -                 -

Shares issued for loan consideration
  at $0.30 per share                                  -           -            18,750

Shares issued for cash at $0.30
  per share                                           -           -           118,000

Shares issued for marketing services
  at $0.30 per share                                  -           -            15,000

Net loss for year ended
  September 30, 2001                           (875,215)          -          (875,215)

Unrealized loss on market value
  of investments                                      -    (115,773)         (115,773)

Balance,
  September 30, 2001                        (11,760,681)   (150,162)          312,551
                                         ---------------  ----------  ----------------

Shares issued for cash at $0.24
  to $0.50 per share                                  -           -           241,900

Shares issued to officer for debt
  at $0.30 per share                                  -           -            90,000

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                               -           -           211,667

Shares issued for cash with warrants
  attached at $0.30 per unit                          -           -           700,000

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                           -           -             7,000

Shares issued for investment at
  $0.30 per share                                     -           -           120,000

Options issued to directors and
  consultants for services                            -           -           626,790

Net loss for the year ended
  September 30, 2002                         (1,145,451)          -        (1,145,451)

Unrealized loss on market value
  of investments                                      -     (98,392)          (98,392)
                                         ---------------  ----------  ----------------

Balance
  September 30, 2002                        (12,906,132)   (248,554)        1,066,065

Shares issued for cash with warrants
  attached at an average of $0.52
  per unit                                            -           -           110,000

Shares issued to directors and others
  for services at $0.78 to $0.85
  per share                                           -           -           142,200

Shares issued for loan consideration
  at $0.78 per share                                  -           -            78,000

Shares issued from exercise of
  warrants                                            -           -                 -

Preferred shares issued for cash
  at $1.50 to $2.00 per share                         -           -            59,925

Net loss for the six months ended
  March 31, 2003 (unaudited)                   (626,852)          -          (626,852)

Unrealized gain on market value of
  investments (unaudited)                             -      41,332            41,332
                                         ---------------  ----------  ----------------

Balance,
  March 31, 2003 (unaudited)             $  (13,532,984)  $(207,222)  $       870,670
                                         ===============  ==========  ================


   See accountant's review report and accompanying notes to interim financial statements.

                                CADENCE RESOURCES CORPORATION
                             (FORMERLY ROYAL SILVER MINES, INC.)
                                   STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended
                                                                      March 31,
                                                       --------------------------------------
                                                           2003          2002         2001
                                                       (Unaudited)    (Unaudited)  (Unaudited)
                                                       ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (626,852)  $  (490,773)  $(143,384)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss (gain) on sale of equipment                           -             -        (115)
      Loss on sale of investments                           64,592        21,468      27,912
      Partnership loss                                       8,468             -           -
      Gain from mining operations                                -      (330,198)          -
      Gain on debt forgiveness                                   -         6,109           -
      Depreciation and amortization                         17,131             -         402
      Issuance of common stock for services                142,200        58,500      82,400
      Issuance of common stock for loan
         consideration                                      78,000             -           -
      Investment given for services                          7,200             -           -
      Issuance of stock options for
         consulting fees                                         -       324,000           -
  Changes in assets and liabilities:
      Oil & gas revenue receivable                           9,159             -           -
      Receivable from working interest owners                3,164        (2,752)          -
      Prepaid expenses                                      15,000         1,275           -
      Notes receivable                                      (3,241)            -           -
      Deposit                                                    6             -           -
      Prepaid mineral leases                                47,258       (88,350)          -
      Deferred working interest                            (22,184)       38,527           -
      Accounts payable                                      20,367       (33,980)     (2,248)
      Revenue distribution payable                           1,314             -           -
      Interest payable                                       2,433             -           -
      Accrued expenses                                      39,500        52,510           -
                                                       ------------  ------------  ----------
    Net cash provided (used) by operating activities      (196,485)     (443,664)    (35,033)
                                                       ------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                   (9,172)      (21,677)     (4,400)
  Sale of investments                                       15,279        79,124      31,590
  Purchase of fixed assets                                 (44,467)      (17,086)          -
  Purchase of proved and unproved properties              (177,995)            -           -
  Purchase of mineral leases                               (47,500)            -           -
  Sale of fixed assets                                           -             -       3,000
                                                       ------------  ------------  ----------
    Net cash provided (used) by investing activities      (263,855)       40,361      30,190
                                                       ------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                      -       (35,000)          -
  Proceeds from notes payable                              300,000             -           -
  Issuance of preferred stock for cash                      59,925             -           -
  Issuance of common stock and warrants for cash           110,000
  Issuance of common stock for cash                              -       374,900           -
                                                       ------------  ------------  ----------
    Net cash provided by financing activities              469,925       339,900           -
                                                       ------------  ------------  ----------
    Net increase (decrease) in cash                    $     9,585   $   (63,403)  $  (4,843)
                                                       ------------  ------------  ----------


   See accountant's review report and accompanying notes to interim financial statements.

                              CADENCE RESOURCES CORPORATION
                           (FORMERLY ROYAL SILVER MINES, INC.)
                             (AN EXPLORATION STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS


                                                              Six Months Ended
                                                                  March 31,
                                                   -------------------------------------
                                                       2003          2002        2001
                                                   (Unaudited)   (Unaudited)  (Unaudited)
                                                   ------------  ------------  ----------
Net increase (decrease) in cash (balance forward)  $      9,585  $   (63,403)  $ (4,843)

Cash, beginning of period                                40,011      191,684     15,915

                                                   ------------  ------------  ---------
Cash, end of period                                $     49,596  $   128,281   $ 11,072
                                                   ============  ============  =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Income taxes paid                                $          -  $         -   $      -
  Interest paid                                    $          -  $         -   $      -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services rendered
    and accrued compensation                       $    142,200  $    92,500   $ 82,400
  Common stock issued for loan consideration       $     78,000  $         -   $      -
  Common stock issued for debt                     $          -  $    90,000   $      -
  Common stock issued for investment and
    stock subscription receivable                  $          -  $         -   $124,000
  Common stock issued for investment               $          -  $   120,000   $      -
  Investment received for mining claims            $          -  $   350,198   $      -
  Investment given for related party payable       $          -  $     8,231   $      -
  Investment received for note receivable          $          -  $    15,000   $      -
  Stock options issued for servies                 $          -  $   324,000   $      -
  Investment given for consulting services         $      7,200  $         -   $      -


   See accountant's review report and accompanying notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $246,757 at March 31, 2003, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See
Note  3.

The $177,419 and $177,177, respectively, cost of prepaid mineral leases included in the accompanying balance sheets as of March 31, 2003 and September 30, 2002 are related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Mineral  Properties
-------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At March 31, 2003 and September 30, 2002, the cost of the Company's mineral properties are included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

At March 31, 2003, the Company had net deferred tax assets of approximately $1,600,000, principally arising from net operating loss carryforwards for income tax purposes. During the year ending September 30, 2002, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision  For  Taxes  (Continued)
----------------------------------
At March 31, 2003, the Company has net operating loss carryforwards of approximately $8,000,000, which expire in the years 2002 through 2022.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,870,000.

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

Impaired  Asset  Policy
-----------------------
The Company adopted financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in fiscal years 2000 and 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at March 31, 2003. See Note 3.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption did not have a material impact on the financial statements of the Company at March 31, 2003.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting  Pronouncements  (Continued)
---------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at March 31, 2003.

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

New  Accounting  Pronouncements
-------------------------------
In December 2002, the "FASB" Financial Accounting Standards Board, issued Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New  Accounting  Pronouncements  (Continued)
--------------------------------------------
stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending afterDecember 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the adoption of SFAS 148 has no impact on the Company's financial condition or results of operations.

Going  Concern
--------------
As shown in the accompanying financial statement, the Company had limited revenues, has incurred a net loss of $626,852 for the six months ended March 31, 2003, and has an accumulated deficit of $13,532,984. Although the Company is considered an operating entity since July 1, 2002 when one of it exploration properties began producing reasonable revenue, the current projected revenues are still substantially less then the Company's historical operating expenses. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Mineral  Properties  in  North  Idaho
-------------------------------------
At March 31, 2003, the Company, directly and through its subsidiary, Celebration Mining Company, held forty-three unpatented mining claims in the Coeur d'Alene
Mining District in distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. The majority of these claims were written off as permanently impaired at September 30, 2001. In April 2003, the Company sold the South Galena Group to Caledonia Silver-Lead Mines, Inc. in exchange for 900,000 shares of its common stock valued at $90,000. See Note 5 and Note 17 regarding sale of South Galena Group in April 2003.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 3 - MINERAL PROPERTIES (CONTINUED)

Mineral  Properties  in  North  Idaho  (Continued)
--------------------------------------------------
In September 2000, the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. on its eight-claim Palisades Group property. This lease was rescinded during the year ended September 30, 2002. The lease called for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford had the right to explore and potentially develop the property under certain conditions.

Utah  Property
--------------
The Company has elected to retain its 25% undivided interest in the Vipont Mine located in northwest Utah, which is carried on the Company's books at $246,757 as assets of discontinued operations. Although this property has been the subject of litigation, the Company has and will continue to hold its undivided 25% interest in this property. See Note 13.

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


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the six months ended March 31, 2003, 2002, and 2001 was $8,703, $-0- and $402,
respectively.


NOTE  5  -  INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  5  -  INVESTMENTS  (CONTINUED)

At March 31, 2003 and September 30, 2002, the market values of investments were as follows:

                                         March 31,   September 30,
                                           2003          2002
                                        ----------  --------------
     Elite Logistics, Inc.              $      874  $        2,950
     Ashington Mining Company                5,709           5,709
     Sterling Mining Co.                         -           4,859
     Cadence Resources Corp. LP              6,732          15,200
     Exhaust Technology                          -           2,244
     Enerphaze Corporation                   2,620           5,400
     Caledonia Silver-Lead Mines, Inc.     350,198         350,198
     Metalline Mining                        1,200               -
     Western Goldfields                     11,258             866
     Williams Companies                      9,160           6,800
     Trend Mining Company                   16,008          54,567
                                        ----------  --------------
                                        $  403,759  $      448,793
                                        ==========  ==============

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

Caledonia  Silver-Lead  Mines,  Inc.
------------------------------------
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximates its fair value. The carrying value of these shares will be reevaluated at each reporting period and adjustments, if appropriate, will be made to the carrying value of these securities. The net effect of the transaction resulted in a gain of $330,198. Subsequent to the dates of these financial statements, during April 2003, the Company sold its South Galena claims to Caledonia for 900,000 shares of its common stock valued at $90,000. See Note 3. At March 31, 2003, management has determined that there is no impairment to these securities.

Cadence  Resources  Corporation  Limited  Partnership
-----------------------------------------------------
On August 1, 2002, the Company formed a limited partnership in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  5  -  INVESTMENTS  (CONTINUED)

Cadence  Resources  Corporation  Limited  Partnership  (continued)
------------------------------------------------------------------
Partnership (hereinafter "CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash. During the six months ended March 31, 2003, the Company realized $8,468 in losses from its partnership investment. Other provisions of the Partnership are described in Notes 11, 12 and 14.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  6  -  COMMON  STOCK  (CONTINUED)

During the six months ended March 31, 2003, the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued (2,166,668) were exercised for 1,815,316 shares of common stock in a "cashless" redemption. (See Note 9.) The Company also issued 168,500 shares of its common stock to directors and a consultant for services valued at $142,200 and 100,000 shares for loan consideration valued at $78,000.


NOTE  7  -  PREFERRED  STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2002. During the six months ended March 31, 2003, the Company issued 34,950 shares of its preferred stock to investors at prices ranging from $1.50 to $2.00 per share. The shares bear a preferred dividend of 15% per annum and are convertible to common stock at a price of $1.50 per share under certain terms and conditions.


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

The fair value of each option granted during fiscal 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (CONTINUED)

estimating fair value: risk-free interest of 5%, volatility of 100%, expected life of 3 to 5 years, and no expected dividends. The value of these options in the amount of $626,790 was included in operating expense in the financial statements.

Following is a summary of the stock options during the six months ended March 31, 2003 and the years ended September 30, 2002, and 2001.


                                                                    Weighted
                                                         Number      Average
                                                           of       Exercise
                                                         Options      Price
                                                       -----------  ---------
Outstanding at 10/1/2000                                   60,000   $   18.60
Granted                                                         -           -
Exercised                                                       -           -
Expired or forfeited                                            -           -
                                                       -----------  ---------
Outstanding at 9/30/2001                                   60,000   $   18.60
                                                       ===========  =========

Options exercisable at 9/30/2001                           60,000   $   18.60
                                                       ===========  =========
Weighted average fair value of options granted during
  the year ended 9/30/2001                             $        -
                                                       ===========
Outstanding at 10/1/2001                                   60,000   $   18.60
Granted                                                   750,000        1.08
Exercised                                                       -           -
Expired or forfeited                                    (  60,000)      18.60
                                                       -----------  ---------
Outstanding at 9/30/2002                                  750,000   $    1.08
                                                       ===========  =========

Options exercisable at 9/30/2002                          750,000   $    1.08
                                                       ===========  =========
Weighted average fair value of options granted during
   the year ended 9/30/2002                            $     0.84
                                                       ===========

Outstanding at 10/1/2002                                  750,000   $    1.08
Granted                                                         -           -
 Exercised                                                      -           -
 Expired or forfeited                                           -           -
                                                       -----------  ---------
 Outstanding at 3/31/2003                                 750,000   $    1.08
                                                       ===========  =========
Options exercisable at 3/31/2003                          750,000   $    1.08
                                                       ===========  =========
Weighted average fair value of options granted
  during the period ended 3/31/2003                    $        -
                                                       ===========

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (CONTINUED)


                                                     Weighted Average
       Exercise Date               Number of Shares  Price per Share
       --------------------------  ----------------  ----------------
       On or before June 21, 2005      200,000           $  1.50
       On of before August 1, 2005      50,000           $  1.50
       On or before March 1, 2007      400,000           $  0.75
       On or before July 8, 2007       100,000           $  1.35


Prior to April 2001, a total of 72,750 options were granted by the board to officers, directors and other consultants. As shown above, all of these options have been forfeited with none exercised through the period ending September 30, 2002.

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company existing stock option plans as of March 31, 2003.

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

During the year ended September 30, 2002, the Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. These warrants were valued at $233,334 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 5 years. These warrants may be used in a cashless exercise to purchase 2,333,336 shares of the Company's common stock at $0.30 per share. The warrants remain exercisable through April 15, 2007. During the quarter ended December 31, 2002, 2,166,668 of these warrants were exercised in a cashless exercise in accordance with the terms of the warrants and 1,815,316 shares of the Company's common stock

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  9  -  WARRANTS  (CONTINUED)

were then issued to the warrant holders. As of the date of these financial statements, 166,668 of these warrants remain outstanding and unexercised.

During the six months ended March 31, 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached. The warrants were valued at $46,125 using the Black-Scholes Option Price Calculation. The following assumptions were made is estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 212,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all of these warrants remain outstanding and unexercised.


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

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. At least 51 drilled wells were previously commercially successful in adjacent acreage. As of the dates of these financial statements, the Company has leased over 3,000 acres. At March 31, 2003 and September 30, 2002, $129,557 and $169,077, respectively, of leases in Louisiana are included in the attached financial statements as prepaid mineral leases. Management has estimated a cost of $1,250,000 to drill the initial test well on this property. Subsequent to the date of these financial statements, in April 2003, the Company entered into a joint venture agreement with Bridas Energy USA for the development of the Louisiana property. See Note 17.

Texas
-----
During the year ended September 30, 2002, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as Pinnacle Reef. During the period ended March 31, 2002, the
Company drilled its initial test well to a total depth of 4,237 feet and encountered four pay zones. The two lowest pay zones were completed and initial drill stem tests and flow tests were run. At March 31, the decision was made to run electricity to the site, install a pump jack and commence commercial production. At March 31, 2003 and September 30, 2002, $6,300 and $8,100 respectively is included in the attached financial statements as prepaid mineral leases relating to Texas property. See Note 13.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 10 - OIL AND GAS PROPERTIES (CONTINUED)

Texas  (continued)
------------------
During the year ended September 30, 2002, the Company sold 40% of the working interest in this initial well to private investors and two officers of the Company for $210,000. The Company's initial cost in the portion of the prospect sold totaled $3,200. Because the Company has received proceeds from the sales of the working interests in excess of exploration and development costs attributable to those working interests, the Company recorded a deferred credit. The balance of this credit at March 31, 2003 and September 30, 2002 is $-0- and $22,184, respectively. As exploration and development costs of $22,184 and $197,476, respectively, during the six months ended March 31, 2003 and the year ended September 30, 2002 were incurred on this prospect, they were charged against the original deferred credit. At March 31, 2003 and September 30, 2002, the Company recorded a receivable from working interest owners in the amount of $12,873 and $16,037, respectively, to reflect some sales of the prospect's partial interest. This initial well was placed in production during July 2002.

Two additional exploratory wells have been drilled on the property with the Company retaining 100% of the working interest. During February 2003, the Company completed the West Electra Lake Well on the C Lease and had previously entered into a 50% working interest joint venture agreement with the Waggoner Ranch for the operations of this well. The other well was converted to a salt-water disposal well.

Michigan
--------
During the six months ended March 31, 2003, the Company acquired for cash a 22.5% working interests in four gas wells located in Alpena County, Michigan. See Note 1. At March 31, 2003, $41,563 of leases in Michigan are included in the attached financial statements as prepaid mineral leases.


NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES

During the six months ended March 31, 2003, the Company purchased a 22.5% working interest before payout and a 20% after payout in four proved gas wells located in Alpena County, Michigan with the option to participate in any proposed subsequent wells.

During September 2002, the Company began exploratory well "2B" which is funded through CRCLP. The Company acts as the managing general partner and may make contributions to this well under the same terms and conditions as the limited partner. Terms of the partnership provide funding traunches in $250,000 increments by the limited partner on selected drilling projects. Subsequent to the date of these financial statements, CRCLP has determined that well "2B" has no recoverable reserves and has written off $261,106 on this property. See Notes 5, 12 and 14.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

The changes in proved reserves for the six months ended March 31, 2003 and the year ended September 30, 2002 were as follows as estimated by the management of
Cadence:

                                Petroleum Liquids         Natural Gas
                                    (barrels)             (cubic feet)
                                  United States          United States
                                ------------------       --------------
Reserves at October 1, 2001                     -                     -
Purchases                                 100,485                     -
Sales                                      (3,755)                    -
                                ------------------       --------------
Reserves at September 30, 2002             96,730                     -
                                ==================       ==============

Reserves at October 1, 2002                96,730                     -
Purchases                                       -           450,000,000
Sales                                      (5,568)                    -
                                ------------------       --------------
Reserves at March 31, 2003                 91,162           450,000,000
                                ==================       ==============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of March 31, 2003 and September 30, 2002 were as follows:


                                          March 31,         September 30,
                                            2003                2002
                                         -----------       ---------------

     Proved properties                   $  208,694        $       48,694
     Unproved properties                     96,992                78,997
     Wells and related equipment
        and facilities                      106,841                67,374
     Support equipment and
        facilities                          110,108               105,108
     Prepaid mineral leases                 177,419               177,177
     Accumulated depreciation,
        depletion and amortization          (21,444)               (4,312)
                                         -----------       ---------------
     Total capitalized costs             $  678,610        $      473,038
                                         ===========       ===============

Costs both capitalized and expensed, which were incurred in oil and gas-producing activities during the six months ended March 31, 2003 and the years ended September 30, 2002 and 2001, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.


                                   March 31,   September 30,   September 30,
                                     2003          2002            2001
                                  ----------  --------------  --------------

     Property acquisition costs:
        Proved properties         $  165,553  $        8,000  $            -
        Unproved properties           11,995         245,483          84,503
     Exploration costs                     -         456,086               -
     Development costs                 4,465         306,761               -
     Operating expenses               42,179          12,279               -
                                  ----------  --------------  --------------
     Total expenditures           $  224,192  $    1,028,609  $       84,503
                                  ==========  ==============  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) for the six months ended March 31, 2002 and 2001 since exploration and development activities had not commenced.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

Results of operation for oil and gas activities (including operating overhead) for the six months ended March 31, 2003 were as follows:

              Revenues                     $    77,825
              Exploration and
                 development costs                   -
              Depreciation, depletion
                 and amortization           (   17,131)
              Oil and gas lease expenses    (   59,447)
              Other operating expenses      (   42,179)
                                           ------------
              Results before income taxes   (   40,932)
              Income tax expense                     -
                                           ------------
              Results of operation from
                 oil and gas producing
                 activities                $(   40,932)
                                           ============

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at March 31, 2003 was as follows:

              Future cash flows                        $ 6,720,000
              Future development and production costs   (1,100,000)
              Future income tax expense                          -
                                                       ------------
              Future net cash flows                      5,620,000
              10% annual discount                        2,690,000
                                                       ------------
              Standardized measure of discounted
                 future net cash flows                 $ 2,930,000
                                                       ============

Future net cash flows were computed using quarter-end prices and gas to quarter-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is normally calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to Cadence. Management's investments and operating decisions are based on reserves estimated that include

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.


NOTE  12  -  NOTES  PAYABLE

All of the Company's notes payable are considered short-term. At March 31, 2003, notes payable consisted of the following:

      Nathan Low Family Trust (a shareholder of the
      Company), secured by assignment of a prorata
      interest in gas producing properties located in
      Alpena County, Michigan, interest at 8%, dated
      February 24, 2003, due on April 5, 2003.                 $   100,000

      Kevin Stulp (a shareholder of the Company),
      secured by assignment of a prorata interest in
      gas producing properties located in Alpena County,
      Michigan, interest at 8%, dated February 24, 2003,
      due on April 5, 2003.                                         50,000

      Howard Crosby (an officer and shareholder of the
      Company), secured by assignment of a prorata
      interest in gas producing properties located in Alpena,
      County, Michigan, interest at 8%, dated February 24,
      2003, due on April 5, 2003.                                   50,000

      W. Paul Gatewood (a shareholder of the Company),
      unsecured, interest at 5%, dated January 9, 2003,
      due on February 28, 2003, delinquent.                         30,000

      Howard Crosby (an officer and shareholder of the
      Company), unsecured, interest at 5%, dated January 9,
      2003, due on February 28, 2003, delinquent.                   70,000
                                                               -----------

      Total                                                    $   300,000
                                                               ===========

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES

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

The Company's countersuit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. The Company filed an appeal, and in October 2002, this countersuit was rejected in a jury trial. As a result, the Company has and will continue to hold an undivided 25% interest in the Vipont Mine. See Note 3.

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

Capital  Commitments
--------------------
At March 31, 2003, the Company has estimated capital and investment commitments of $1,250,000 to drill its initial test well in Louisiana. In Texas and Michigan, future capital commitments are dependent upon the Company's decision to proceed with additional well development. See Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Lease  Commitments
------------------
The Company began leasing office facilities in Walla Walla, Washington commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the six months ended March 31, 2003 and 2002 was $2,400.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

Consulting  Commitments
-----------------------
In June 2002, the Company entered into an agreement with Memphis Consulting Group ("Memphis") for financial consulting and public relations services beginning on August 1, 2002 through August 1, 2003. The agreement called for $3,000 per month, and an initial 50,000 stock options exercisable through August 1, 2005 at $1.50 per share. See Note 8. This agreement was terminated during the period ended March 31, 2003.

In September 2001, the Company entered into a consulting agreement with American Financial Group for promotion to investors. The agreement called for monthly payments of $2,000 to cover all expenses, 20,000 shares of the Company's common stock (which were issued in October 2001) and an override of 2.5% of monies raised in private placements from referrals or directed business. The agreement was terminated during the period ended March 31, 2003.

Other  Commitments
------------------
The Company entered into an exploration agreement with the W.T. Waggoner Estate (Waggoner) and its trustees on August 1, 2002. This agreement calls for exploration of the West Electra Lake Project located in Wilbarger County, Texas. The first well on the West Electra Lake Project was drilled and completed in February 2003. See Note 10.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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


NOTE  15  -  RELATED  PARTY  TRANSACTIONS

The Company previously sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001. Total rent paid for this office space during the six months ended March 31, 2002 was $2,400.

During the year ended September 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc. See Note 5.

During the year ended September 30, 2002, the Company loaned $35,000 to Dotson Exploration Company, a related party. The Company also repaid the amount of $10,000 due to Dotson pursuant to a loan made to the Company by Dotson. See Notes 14 and 18. Dotson repaid $33,380 of this loan by transferring marketable securities to the Company valued at that amount. At September 30, 2002, Dotson Exploration owed the Company $1,620 which is payable on demand and bears interest at 10% per annum.

During the quarter ended December 31, 2002, the Company loaned Dotson an additional amount of $20,000 which is payable on demand and bears interest at the rate of 10% per annum. During the six months ended March 31, 2003, Dotson repaid $15,000 of this additional amount.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  15  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Because Dotson Exploration Company, Oxford Metallurgical, Inc. and Caledonia Silver-Lead are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

On August 1, 2002, the Company formed a limited partnership whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the Partnership, the Company contributed $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas. See Notes 5, 11 and 13.

During the six months ended March 31, 2003, an officer of the Company advanced $50,000 to the Company. This is reflected in the attached financial statements as payable to related party. The amount advanced is unsecured, bears no stated interest rate, and is due on demand.

Cadence Resources Corporation has notes payable to one officer and shareholders totaling $300,000. See Note 12.

Other related party transactions are disclosed in Notes 3, 5, 6, 11 and 13.


NOTE  16  -  GAIN  ON  DEBT  FORGIVENESS

During the year ended September 30, 2002, an accounts payable vendor chose to reverse interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE  17  -  SUBSEQUENT  EVENTS

Joint  Venture  Agreement
-------------------------
On April 30, 2003, the Company signed a joint venture agreement with Bridas EnergyUSA to develop its Louisiana property. Terms of the joint venture agreement call for Bridas to drill the first well on the property to a total depth not less than 10,000 feet with the Company carried for a 25% working interest. On subsequent wells within the 640-acre section containing the first well, the Company will earn a 25% working interest by funding 25% of the expenses. On other wells outside of the original 640-acre section, the Company will earn a 45% working interest by funding 45% of the expenses.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE  17  -  SUBSEQUENT  EVENTS  (CONTINUED)

Investment
----------
On April 24, 2003, the Company sold its South Galena claim group to Caledonia Silver-Lead Group, an affiliated company, in exchange for 900,000 shares of its common stock valued at $90,000. See Notes 3 and 5.

Common  Stock
-------------
On May 13, 2003, the Company sold 250,000 shares of its common stock to a non-affiliated investor for $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had minimal revenues from operations during the last two years.

The Company intends to spend its existing cash on exploration on its existing oil and gas leases in Texas and Louisiana. The Company may also spend funds on its working interest rights in shallow natural gas exploration in Michigan. All of these activities are highly speculative and in most instances, companies which expend monies on oil and gas exploration do not find wells which are commercially viable.

As noted, the Company will need additional capital to continue to drill its wells. The amount of capital required is dependant on the success it has on its upcoming wells because the Company anticipates funding some future drilling of wells from cash flow out of these next wells if they are commercially successful. The Company hopes to reduce its dependence on new finances by completing sufficient wells to fund new wells out of cash flow. Due to the declining nature of oil & gas production, the Company must continue to explore and drill new wells to maintain its sources of revenue. There is no assurance, however, the Company's wells will provide sufficient revenue to fund other future wells. If they do not prove successful, the Company will have to rely upon future new finances from outside sources in order to both continue exploring for new oil and gas deposits, and to continue its operations.

The Company has sold portions of working interest in its wells to finance drilling. Selling a portion of the working interest enables the Company to raise some of the risk capital to drill wells from outside investors and thus the "dry hole risk" to the Company is reduced and may be totally eliminated. The major disadvantage is that the Company gives up a percentage of its future cash flow to the working interest investors which will reduce Company revenues and profits in the future from successful wells.

The Company may also enter into joint ventures with Companies whereby another company provides capital for drilling in exchange for an ownership position in the well or wells. As noted in the "Subsequent Events" section of this report, the Company has recently entered into such an agreement with Bridas USA on its De Soto Parish, Louisiana natural gas property.

The Company management is proposing to spend in excess of several million dollars on drilling its projects in the next year. The Company has yet to raise this financing. In the event the Company is unsuccessful in raising these funds, management will have to scale back on the future business plans of the Company. This may have the effect of losing its rights, in some circumstances, to drill and development of some of the properties it now controls or has an interest in.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has generated only minimal revenues and its operating costs far exceed its revenues. Further, the Company is indebted to several of its major shareholders. Accordingly, the Company must raise cash from sources other than from the sale of oil or gas found on its property. That cash must be raised from other outside sources. The Company's only other source for cash at this time are investments or loans by others to the Company.

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

The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See "Business." The Company does not intend to purchase a plant or significant equipment, other than oilfields equipment necessary to outfit its wells for production. The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

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

The Company's countersuit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. The Company filed an appeal, and in October 2002, this countersuit was rejected in a jury trial. As a result, the Company has and will continue to hold an undivided 25% interest in the Vipont Mine.

The Company is unaware of any other pending or threatened litigation at the time of the filing of this report.


ITEM 2. CHANGES IN SECURITIES.

Common Stock
------------

During the six months ended March 31, 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached. The warrants were valued at $46,125 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 212,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all of these warrants remain outstanding and unexercised.

Options and Warrants
--------------------
See above for description of warrants issued during the six months ended March 31, 2003.


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

Dated this 19th day of May, 2003.

CADENCE RESOURCES CORPORATION


By: /s/ Howard Crosby
    -----------------
Howard Crosby
Its: Chief Executive Officer


By: /s/ John Ryan
    -------------
John Ryan
Its: Chief Financial Officer



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying 10-QSB of Cadence Resources Corporation for the period beginning January 01, 2003 and ending March 31, 2003, Howard M. Crosby, Chief Executive Officer, and John P. Ryan, Chief Financial Officer of Cadence Resources Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) such Form 10-QSB of Cadence Resources Corporation, for the period beginning January 01, 2003 and ending March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-QSB of Cadence Resources Corporation for the period beginning January 01, 2003 and ending March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Cadence Resources Corporation.



                            /s/Howard M. Crosby
                            -------------------
                            Howard M. Crosby
                            Chief Executive Officer


                            /s/John P. Ryan
                            ---------------
                            John P. Ryan
                            Chief Financial Officer