Form 10QSB
period 2003-06-30
CADENCE RESOURCES CORP
filed 2003-08-19
CIK 933157

UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                              _____________________

                                  FORM  10QSB


                    UNDER SECTION 12(B) OR SECTION 12(G) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 2003

                        COMMISSION FILE NUMBER: 0-25170

                          CADENCE RESOURCES CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  UTAH                                   87-0306609
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION  OR  ORGANIZATION)               IDENTIFICATION NO.)


                        6 EAST ROSE STREET, P.O. BOX 2056
                              WALLA WALLA, WA 99362

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                    ISSUER'S TELEPHONE NUMBER: (509) 526-3491


          SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

          SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:

                                     COMMON
                                (TITLE OF CLASS)

================================================================================
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
                                                    YES  [ X ]  NO  [   ]

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE:          YES  [   ]  NO  [ X ]

THE  NUMBER  OF  SHARES  OUTSTANDING  AT  JUNE  30,  2003:  9,911,526  SHARES

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)

                                 C O N T E N T S





Independent Accountant's Review Report . . . . . . . . . . . . . . . . . . . 1

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

Statement of Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . 5

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . 8

The  Board  of  Directors
Cadence  Resources  Corp.
(Formerly  Royal  Silver  Mines,  Inc.)
Walla  Walla,  Washington


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of June 30, 2003, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the nine months ended June 30, 2003, 2002 and 2001. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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


Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
August  19,  2003

                                   CADENCE RESOURCES CORPORATION
                                (FORMERLY ROYAL SILVER MINES, INC.)
                                           BALANCE SHEETS


                                                    June 30,                 September 30,
                                                      2003         -------------------------------
                                                   (Unaudited)           2002             2001
                                                 ----------------  ----------------  --------------
ASSETS

  CURRENT ASSETS
    Cash                                         $        79,440   $        40,011   $     191,684
    Oil & gas revenue receivable                          23,422            26,123               -
    Receivable from working interest owners               12,873            16,037               -
    Notes receivable                                      10,020            13,078          18,000
    Prepaid expenses                                       5,000            27,500           1,275
    Other current assets                                     425               431             425
                                                 ----------------  ----------------  --------------
      TOTAL CURRENT ASSETS                               131,180           123,180         211,384
                                                 ----------------  ----------------  --------------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                                    208,694            48,694               -
    Unproved properties                                  312,457            78,997               -
    Wells and related equipment and facilities           191,996            67,374               -
    Support equipment and facilities                     110,108           105,108               -
    Prepaid mineral leases                               150,852           177,177          82,155
    Less accumulated depreciation, depletion,
      amortization and impairment                        (40,677)           (4,312)              -
                                                 ----------------  ----------------  --------------
      TOTAL OIL AND GAS PROPERTIES                       933,430           473,038          82,155
                                                 ----------------  ----------------  --------------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                                1,440             1,440           1,440
    Less accumulated depreciation                         (1,440)           (1,440)         (1,440)
                                                 ----------------  ----------------  --------------
      TOTAL PROPERTY AND EQUIPMENT                             -                 -               -
                                                 ----------------  ----------------  --------------

  OTHER ASSETS
    Investments                                          598,454           448,793         104,343
                                                 ----------------  ----------------  --------------

  NONCURRENT ASSETS
    Net assets of discontinued operations                246,757           246,757         266,757
                                                 ----------------  ----------------  --------------

  TOTAL ASSETS                                   $     1,909,821   $     1,291,768   $     664,639
                                                 ================  ================  ==============

   See accountant's review report and accompanying notes to interim financial statements.

                                          CADENCE RESOURCES CORPORATION
                                       (FORMERLY ROYAL SILVER MINES, INC.)
                                            BALANCE SHEETS (CONTINUED)


                                                                June 30,                September 30,
                                                                 2003         -----------------------------------
                                                              (Unaudited)           2002              2001
                                                            ----------------  ----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                        $       132,898   $       119,923   $        158,857
    Revenue distribution payable                                     13,985            14,835                  -
    Payable to related party                                        181,500             2,500              8,231
    Deferred working interest                                             -            22,184                  -
    Interest payable                                                  6,733                 -                  -
    Accrued compensation                                             96,861            66,261             50,000
    Notes payable - related parties                                 160,000                 -                  -
                                                            ----------------  ----------------  -----------------
      TOTAL CURRENT LIABILITIES                                     591,977           225,703            217,088
                                                            ----------------  ----------------  -----------------

  COMMITMENTS AND CONTINGENCIES                                           -                 -                  -
                                                            ----------------  ----------------  -----------------

  STOCKHOLDERS' EQUITY
    Convertible preferred stock, $0.01 par value;
      20,000,000 shares authorized, 34,950, -0-
      and -0- shares issued and outstanding, respectively               349                 -                  -
    Common stock, $.01 par value; 100,000,000 shares
      authorized, 9,911,526, 6,866,210 and
      2,453,890 shares issued and outstanding,
      respectively                                                   99,115            68,662             24,539
    Additional paid-in capital                                   14,546,540        13,291,965         12,198,855
    Stock options                                                   849,133           626,790                  -
    Stock warrants                                                   62,792           233,334                  -
    Accumulated deficit                                         (14,244,578)      (12,906,132)       (11,760,681)
    Accumulated other comprehensive income (loss)                     4,493          (248,554)          (150,162)
                                                            ----------------  ----------------  -----------------
      TOTAL STOCKHOLDERS' EQUITY                                  1,317,844         1,066,065            312,551
                                                            ----------------  ----------------  -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                  $     1,909,821   $     1,291,768   $        664,639
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

                                                 CADENCE RESOURCES CORPORATION
                                              (FORMERLY ROYAL SILVER MINES, INC.)
                                        STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                       Three Months Ended                   Nine Months Ended
                                                                             June 30,                            June 30,
                                                        -------------------------------------------------  -------------------
                                                             2003             2002             2001               2003
                                                          (Unaudited)      (Unaudited)      (Unaudited)        (Unaudited)
                                                        ---------------  ---------------  ---------------  -------------------
REVENUES
  Oil and gas revenue                                   $       60,955   $            -   $            -   $          138,780
  Sale of oil and gas lease                                     50,000                -                -               50,000
                                                        ---------------  ---------------  ---------------  -------------------
    Total revenues                                             110,955                -                -              188,780
                                                        ---------------  ---------------  ---------------  -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization                      19,234                -                -               36,365
  Officers' and directors' compensation                         55,000           45,000           13,750              273,477
  Consulting                                                   378,015           68,082            3,500              477,670
  Professional fees                                             59,782           21,092           11,995              109,210
  Oil and gas lease expenses                                    26,568           36,047                -               86,015
  Lease operating expenses                                     146,561                -                -              188,740
  Exploration and drilling                                      74,438            1,731                -               74,438
  General and administrative                                    46,473           20,231           18,370              108,898
                                                        ---------------  ---------------  ---------------  -------------------
    Total expenses                                             806,071          192,183           47,615            1,354,813
                                                        ---------------  ---------------  ---------------  -------------------

OPERATING LOSS                                                (695,116)        (192,183)         (47,615)          (1,166,033)
                                                        ---------------  ---------------  ---------------  -------------------

OTHER INCOME (EXPENSES)
  Interest income                                                   10                3               28                  136
  Interest expense                                              (5,629)          (2,333)          (1,476)             (88,630)
  Partnership loss                                              (6,732)               -                -              (15,200)
  Gain (loss) on debt forgiveness                               (1,699)               -                -               (1,699)
  Gain (loss) on disposition and impairment of assets           (2,428)           1,180          (23,487)             (67,020)
                                                        ---------------  ---------------  ---------------  -------------------
    Total other income (expense)                               (16,478)          (1,150)         (24,935)            (172,413)
                                                        ---------------  ---------------  ---------------  -------------------

LOSS BEFORE TAXES                                             (711,594)        (193,333)         (72,550)          (1,338,446)

INCOME TAX BENEFIT                                                   -                -                -                    -
                                                        ---------------  ---------------  ---------------  -------------------

LOSS FROM CONTINUING OPERATIONS                               (711,594)        (193,333)         (72,550)          (1,338,446)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (loss) from mining operations (net of income
    taxes)                                                           -                -           (1,195)                   -
                                                        ---------------  ---------------  ---------------  -------------------

NET INCOME (LOSS)                                             (711,594)        (193,333)         (73,745)          (1,338,446)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                                211,715          (22,584)         (26,065)             253,047
                                                        ---------------  ---------------  ---------------  -------------------

COMPREHENSIVE INCOME (LOSS)                             $     (499,879)  $     (215,917)  $      (99,810)  $       (1,085,399)
                                                        ===============  ===============  ===============  ===================

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $        (0.05)  $        (0.03)  $        (0.06)  $            (0.12)
  Net income (loss) from discontinued operations                   nil              nil              nil                  nil
                                                        ---------------  ---------------  ---------------  -------------------
NET INCOME (LOSS) PER COMMON SHARE                      $        (0.05)  $        (0.03)  $        (0.06)  $            (0.12)
                                                        ===============  ===============  ===============  ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                          9,463,691        5,903,443        1,672,079            8,976,820
                                                        ===============  ===============  ===============  ===================



                                                                   Nine Months Ended
                                                                       June 30,
                                                        ----------------------------------------
                                                               2002                 2001
                                                           (Unaudited)           (Unaudited)
                                                        -------------------  -------------------
REVENUES
  Oil and gas revenue                                   $                -   $                -
  Sale of oil and gas lease                                              -                    -
                                                        -------------------  -------------------
    Total revenues                                                       -                    -
                                                        -------------------  -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization                               -                  402
  Officers' and directors' compensation                             97,510               13,750
  Consulting                                                       538,600               87,500
  Professional fees                                                 54,314               45,217
  Oil and gas lease expenses                                        85,689                    -
  Lease operating expenses                                               -                    -
  Exploration and drilling                                         178,769                    -
  General and administrative                                        40,548               12,138
                                                        -------------------  -------------------
    Total expenses                                                 995,430              159,007
                                                        -------------------  -------------------

OPERATING LOSS                                                    (995,430)            (159,007)
                                                        -------------------  -------------------

OTHER INCOME (EXPENSES)
  Interest income                                                       27                   77
  Interest expense                                                  (4,722)              (5,486)
  Partnership loss                                                       -                    -
  Gain (loss) on debt forgiveness                                    6,109                    -
  Gain (loss) on disposition and impairment of assets              (20,288)             (51,284)
                                                        -------------------  -------------------
    Total other income (expense)                                   (18,874)             (56,693)
                                                        -------------------  -------------------

LOSS BEFORE TAXES                                               (1,014,304)            (215,700)

INCOME TAX BENEFIT                                                  66,040                    -
                                                        -------------------  -------------------

LOSS FROM CONTINUING OPERATIONS                                   (948,264)            (215,700)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain (loss) from mining operations (net of income
    taxes)                                                         264,158               (1,429)
                                                        -------------------  -------------------

NET INCOME (LOSS)                                                 (684,106)            (217,129)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                                     (8,909)            (136,926)
                                                        -------------------  -------------------

COMPREHENSIVE INCOME (LOSS)                             $         (693,015)  $         (354,055)
                                                        ===================  ===================

NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations                   $            (0.22)  $            (0.25)
  Net income (loss) from discontinued operations                      0.06                  nil
                                                        -------------------  -------------------
NET INCOME (LOSS) PER COMMON SHARE                      $            (0.16)  $            (0.25)
                                                        ===================  ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                              4,348,048            1,422,614
                                                        ===================  ===================

   See accountant's review report and accompanying notes to interim financial statements.

                                                 CADENCE RESOURCES CORPORATION
                                              (FORMERLY ROYAL SILVER MINES, INC.)
                                              STATEMENTS OF STOCKHOLDER'S EQUITY
                                              DRAFT- For discussion purposes only.


                                             Common Stock        Preferred Stock
                                         --------------------  ------------------    Additional
                                          Number                Number                Paid-in         Stock           Stock
                                         of Shares   Amount    of Shares  Amount      Capital        Options        Warrants
                                         ---------  ---------  ---------  -------  --------------  ------------  ---------------
Balance,
  September 30, 2000                     1,199,607  $  11,996          -  $     -  $  11,767,998   $          -  $            -

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                174,375      1,744          -        -         95,656              -               -

Shares issued to officers for
  investments at $0.40 per share           310,000      3,100          -        -        120,900              -               -

Shares issued to officers for
  investment and cash at $0.25
  per share                                160,000      1,600          -        -         38,400              -               -

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                       110,000      1,100          -        -         29,150              -               -

Adjustment for fractional shares
  issued                                     4,074         41          -        -            (41)             -               -

Shares issued for loan consideration
  at $0.30 per share                        62,500        625          -        -         18,125              -               -

Shares issued for cash at $0.30
  per share                                393,334      3,933          -        -        114,067              -               -

Shares issued for marketing services
  at $0.30 per share                        40,000        400          -        -         14,600              -               -

Net loss for year ended
  September 30, 2001                             -          -          -        -              -              -               -

Unrealized loss on market value
  of investments                                 -          -          -        -              -              -               -
                                         ---------  ---------  ---------  -------  --------------  ------------  ---------------

Balance,
  September 30, 2001                     2,453,890     24,539          -        -     12,198,855              -               -

Shares issued for cash at $0.24
  to $0.50 per share                       783,000      7,830          -        -        234,070              -               -

Shares issued to officer for debt
  at $0.30 per share                       300,000      3,000          -        -         87,000              -               -

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                    589,184      5,892          -        -        205,775              -               -

Shares issued for cash with warrants
  attached at $0.30 per unit             2,333,336     23,333          -        -        443,333              -         233,334

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                  6,800         68          -        -          6,932              -               -

Shares issued for investment at
  $0.30 per share                          400,000      4,000          -        -        116,000              -               -

Options issued to directors and
  consultants for services                       -          -          -        -              -        626,790               -

Net loss for the year ended
  September 30, 2002                             -          -          -        -              -              -               -

Unrealized loss on market value
  of investments                                 -          -          -        -              -              -               -
                                         ---------  ---------  ---------  -------  --------------  ------------  ---------------

Balance
  September 30, 2002                     6,866,210     68,662          -        -     13,291,965        626,790         233,334

Shares issued for cash with warrants
  attached at an average of $0.52
  per unit                                 212,500      2,125          -        -         61,750              -          46,125

Shares issued to officers, directors
  and others for services at $0.78
  to $1.00                                 297,500      2,975          -        -        268,225              -               -

Shares issued for loan consideration
  at $0.78 per share                       100,000      1,000          -        -         77,000              -               -

Shares issued from exercise of
  warrants                               1,815,316     18,153          -        -        198,514              -        (216,667)

Shares issued for cash at $0.80 to
  $1.00 per share                          500,000      5,000          -        -        475,000              -               -

Shares issued for related party
  payable at $1.00 per share               120,000      1,200          -        -        118,800              -               -

Preferred shares issued for cash
  at $1.50 to $2.00 per share                    -          -     34,950      349         59,576              -               -

Options issued to consultants for
  services                                       -          -          -        -              -        222,343               -

Dividends paid on preferred stock                -          -          -        -         (4,290)             -               -

Net loss for the nine months ended
  June 30, 2003 (unaudited)                      -          -          -        -              -              -               -

Unrealized gain on market value of
  investments (unaudited)                        -          -          -        -              -              -               -
                                         ---------  ---------  ---------  -------  --------------  ------------  ---------------

Balance,
  June 30, 2003 (unaudited)              9,911,526  $  99,115     34,950  $   349  $  14,546,540   $    849,133  $       62,792
                                         =========  =========  =========  =======  ==============  ============  ===============


                                                           Accumulated
                                                              Other            Total
                                           Accumulated    Comprehensive    Stockholders'
                                             Deficit           Loss           Equity
                                         ---------------  --------------  ---------------
Balance,
  September 30, 2000                     $  (10,885,466)  $     (34,389)  $      860,139

Shares issued to consultants and
  others for services at prices
  varying from $0.30 to $1.40
  per share                                           -               -           97,400

Shares issued to officers for
  investments at $0.40 per share                      -               -          124,000

Shares issued to officers for
  investment and cash at $0.25
  per share                                           -               -           40,000

Shares issued to officers and
  directors for services at $0.25
  to $0.30 per share                                  -               -           30,250

Adjustment for fractional shares
  issued                                              -               -                -

Shares issued for loan consideration
  at $0.30 per share                                  -               -           18,750

Shares issued for cash at $0.30
  per share                                           -               -          118,000

Shares issued for marketing services
  at $0.30 per share                                  -               -           15,000

Net loss for year ended
  September 30, 2001                           (875,215)              -         (875,215)

Unrealized loss on market value
  of investments                                      -        (115,773)        (115,773)
                                         ---------------  --------------  ---------------

Balance,
  September 30, 2001                        (11,760,681)       (150,162)         312,551

Shares issued for cash at $0.24
  to $0.50 per share                                  -               -          241,900

Shares issued to officer for debt
  at $0.30 per share                                  -               -           90,000

Shares issued to officers, consultants
  and others for services, accrued
  compensation and prepaid
  expenses at $0.30 to $0.38 per
  share                                               -               -          211,667

Shares issued for cash with warrants
  attached at $0.30 per unit                          -               -          700,000

Shares issued to officer for
  reimbursement of expenses
  paid for Company at $1.03
  per share                                           -               -            7,000

Shares issued for investment at
  $0.30 per share                                     -               -          120,000

Options issued to directors and
  consultants for services                            -               -          626,790

Net loss for the year ended
  September 30, 2002                         (1,145,451)              -       (1,145,451)

Unrealized loss on market value
  of investments                                      -         (98,392)         (98,392)
                                         ---------------  --------------  ---------------

Balance
  September 30, 2002                        (12,906,132)       (248,554)       1,066,065

Shares issued for cash with warrants
  attached at an average of $0.52
  per unit                                            -               -          110,000

Shares issued to officers, directors
  and others for services at $0.78
  to $1.00                                            -               -          271,200

Shares issued for loan consideration
  at $0.78 per share                                  -               -           78,000

Shares issued from exercise of
  warrants                                            -               -                -

Shares issued for cash at $0.80 to
  $1.00 per share                                     -               -          480,000

Shares issued for related party
  payable at $1.00 per share                          -               -          120,000

Preferred shares issued for cash
  at $1.50 to $2.00 per share                         -               -           59,925

Options issued to consultants for
  services                                            -               -          222,343

Dividends paid on preferred stock                     -               -           (4,290)

Net loss for the nine months ended
  June 30, 2003 (unaudited)                  (1,338,446)              -       (1,338,446)

Unrealized gain on market value of
  investments (unaudited)                             -         253,047          253,047
                                         ---------------  --------------  ---------------

Balance,
  June 30, 2003 (unaudited)              $  (14,244,578)  $       4,493   $    1,317,844
                                         ===============  ==============  ===============

   See accountant's review report and accompanying notes to interim financial statements.

                                   CADENCE RESOURCES CORPORATION
                                (FORMERLY ROYAL SILVER MINES, INC.)
                                     STATEMENTS OF CASH FLOWS

               DRAFT- For discussion purposes only.

                                                                    Nine Months Ended
                                                                         June 30,
                                                       -------------------------------------------
                                                             2003             2002         2001
                                                          (Unaudited)      (Unaudited) (Unaudited)
                                                       -----------------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $     (1,338,446)  $  (684,106)  $(217,129)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss (gain) on sale of equipment                                -             -        (115)
      Loss (gain) on sale of investments                         65,220       (20,288)     43,399
      Partnership loss                                           15,200             -           -
      Gain from mining operations                                     -      (330,198)          -
      Gain (loss) on debt forgiveness                             1,699         6,109           -
      Depreciation, depletion and amortization                   36,365             -         402
      Issuance of common stock for services                     271,200       169,667     963,150
      Issuance of common stock for
         reimbursement of expenses                                    -         7,000           -
      Issuance of common stock for loan
         consideration                                           78,000             -       8,000
      Investment given for services                               7,200             -           -
      Issuance of stock options for
         consulting fees                                        222,343       324,000           -
  Changes in assets and liabilities:
      Oil & gas revenue receivable                                2,701             -           -
      Receivable from working interest owners                     3,164       (18,830)          -
      Notes receivable                                            3,058       (40,000)          -
      Prepaid expenses                                           22,500         1,275           -
      Deposit                                                         6             -        (275)
      Prepaid mineral leases                                     73,925       (72,603)     (2,550)
      Deferred working interest                                 (22,184)       42,565           -
      Accounts payable                                           12,975       (43,940)      5,512
      Revenue distribution payable                                 (850)            -           -
      Interest payable                                            6,733             -           -
      Accrued compensation                                       38,100        30,261           -
                                                       -----------------  ------------  ----------
    Net cash provided (used) by operating activities           (501,091)     (629,088)    (66,606)
                                                       -----------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                       (10,147)      (22,527)     (4,400)
  Sale of investments                                            16,614        80,499      54,330
  Purchase of fixed assets                                      (54,872)     (101,601)          -
  Purchase of proved and unproved properties                   (169,210)     (124,424)          -
  Purchase of mineral leases                                    (47,500)            -           -
  Sale of fixed assets                                                -             -       3,000
                                                       -----------------  ------------  ----------
    Net cash provided (used) by investing activities           (265,115)     (168,053)     52,930
                                                       -----------------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                    (140,000)            -           -
  Proceeds from notes payable                                   300,000       (35,000)          -
  Payments of preferred stock dividends                          (4,290)            -           -
  Issuance of preferred stock for cash                           59,925             -           -
  Issuance of common stock and warrants for cash                110,000       233,334
  Issuance of common stock for cash                             480,000       678,566       5,000
                                                       -----------------  ------------  ----------
    Net cash provided by financing activities                   805,635       876,900       5,000
                                                       -----------------  ------------  ----------
    Net increase (decrease) in cash                    $         39,429   $    79,759   $  (8,676)
                                                       -----------------  ------------  ----------

   See accountant's review report and accompanying notes to interim financial statements.

                               CADENCE RESOURCES CORPORATION
                            (FORMERLY ROYAL SILVER MINES, INC.)
                               (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                Nine Months Ended
                                                                     June 30,
                                                      -------------------------------------
                                                         2003          2002         2001
                                                      (Unaudited)   (Unaudited)  (Unaudited)
                                                      ------------  ------------  ---------

Net increase (decrease) in cash (balance forward)     $     39,429  $     79,759  $ (8,676)

Cash, beginning of period                                   40,011       191,684    15,915

                                                      ------------  ------------  ---------
Cash, end of period                                   $     79,440  $    271,443  $  7,239
                                                      ============  ============  =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Income taxes paid                                   $          -  $          -  $      -
  Interest paid                                       $          -  $          -  $      -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services rendered
    and accrued compensation                          $    271,200  $    169,677  $963,150
  Common stock issued for loan consideration          $     78,000  $          -  $  8,000
  Common stock issued for debt                        $          -  $     90,000  $      -
  Common stock issued for investment                  $          -  $    120,000  $159,000
  Common stock issued for reimbursement of
    expenses paid                                     $          -  $      7,000  $      -
  Common stock issued for related party payable       $    120,000  $          -  $      -
  Investment received for mining claims               $          -  $    350,198  $      -
  Investment given for related party payable          $          -  $      8,231  $      -
  Investment given for accrued compensation           $      7,500  $          -  $      -
  Investment received for note receivable             $          -  $     15,000  $      -
  Stock options issued for services                   $    222,343  $    324,000  $      -
  Investment given for consulting services            $      7,200  $          -  $      -
  Payable to related party issued for fixed assets,
    proved and unproved properties                    $    299,000  $          -  $      -

   See accountant's review report and accompanying notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

As a result of the Company's entering a new exploration stage as an energy project development company on July 1, 2001, the Company elected to dispose of its mineral properties and has accordingly reclassified these properties, which total $246,757 at June 30, 2003, as net assets of discontinued operations. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS  (CONTINUED)

impairment that may result in the event the Company is not successful in selling these properties has been made in the accompanying financial statements. See
Note  3.

The $150,852 and $177,177, respectively, cost of prepaid mineral leases included in the accompanying balance sheets as of June 30, 2003 and September 30, 2002 are related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Mineral  Properties
-------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At June 30, 2003 and September 30, 2002, the cost of the Company's mineral properties are included in net assets of discontinued operations in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

At June 30, 2003, the Company had net deferred tax assets of approximately $1,700,000, principally arising from net operating loss carryforwards for income tax purposes. During the year ending September 30, 2002, the Company utilized $66,040 of the net deferred taxes from previous net operating losses in the offset of the gain associated with the sale of mining property. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  For  Taxes  (Continued)
----------------------------------
At June 30, 2003, the Company has net operating loss carryforwards of approximately $8,500,000, which expire in the years 2003 through 2022.
Additionally,  the  Company  has  capital  loss  carryovers  of  approximately
$4,870,000.

Environmental  Remediation  and  Compliance
-------------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency (EPA) or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At June 30, 2003, the Company had no accrued liabilities for compliance with environmental regulations.

Investments
-----------
Investments, principally consisting of equity securities of private and small public companies, which are stated at current market value.

Revenue  Recognition
--------------------
Cadence began producing revenues during July 2002. Sales are recognized at the point of passage of title specified in the underlying contract.

Impaired  Asset  Policy
-----------------------
The Company adopted financial Accounting Standard Board statement SFAS No. 121 titled "Accounting for Impairment of Long-Lived Assets," which has been replaced by SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in fiscal years 2000 and 2001, the Company does not believe any further adjustments are needed to the carrying value of its assets at June 30, 2003. See Note 3.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements
----------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In  April  2003,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the "FASB" Financial Accounting Standards Board, issued Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS NO. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No.
123. Accordingly there is no change in disclosure requirements due to SFAS No. 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  (Continued)
-----------------------------------------------
relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption did not have a material impact on the financial statements of the Company at June 30, 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  (Continued)
-----------------------------------------------
capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at June 30, 2003.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (hereinafter "FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective forguarantees issued or modified after December 31, 2002 and do not have an impact on the financial statements of the Company. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have an impact on its results of operations or financial position.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern
--------------
As shown in the accompanying financial statement, the Company had limited revenues, has incurred a net loss of $1,338,446 for the nine months ended June 30, 2003, and has an accumulated deficit of $14,244,578. Although the Company is considered an operating entity since July 1, 2002 when one of it exploration properties began producing reasonable revenue, the current projected revenues are still substantially less then the Company's historical operating expenses. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Mineral  Properties  in  North  Idaho
-------------------------------------
At June 30, 2003, the Company, directly and through its subsidiary, Celebration Mining Company, held forty-three unpatented mining claims in the Coeur d'Alene
Mining District in distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. The majority of these claims were written off as permanently impaired at September 30, 2001.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  3  -  MINERAL  PROPERTIES

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


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five years. Depreciation expense for the nine months ended June 30, 2003, 2002, and 2001 was $16,446, $-0- and $402,
respectively.


NOTE  5  -  INVESTMENTS

The Company's securities investments are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no securities which are classified as trading securities.

At June 30, 2003 and September 30, 2002, the market values of investments were as follows:

                                  June 30,   September 30,
                                    2003          2002
                                  ---------  --------------

     Elite Logistics, Inc.        $     437  $        2,950
     Ashington Mining Company         5,709           5,709
     Sterling Mining Co.                  -           4,859
     Cadence Resources Corp. LP           -          15,200
                                  ---------  --------------
     Subtotal (carried forward)   $   6,146  $       28,718

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  5  -  INVESTMENTS  (CONTINUED)

                                         June 30,   September 30,
                                           2003          2002
                                         ---------  --------------

     Subtotal (brought forward)          $   6,146  $       28,718
     Exhaust Technology                          -           2,244
     Enerphaze Corporation                     982           5,400
     Caledonia Silver-Lead Mines, Inc.     350,198         350,198
     Metalline Mining                          610               -
     Western Goldfields                    225,360             866
     Williams Companies                          -           6,800
     Trend Mining Company                   15,158          54,567
                                         ---------  --------------
                                         $ 598,454  $      448,793
                                         =========  ==============

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

Caledonia  Silver-Lead  Mines,  Inc.
------------------------------------
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximates its fair value. The carrying value of these shares will be reevaluated at each reporting period and adjustments, if appropriate, will be made to the carrying value of these securities. The net effect of the transaction resulted in a gain of $330,198. At June 30, 2003, management has determined that there is no impairment to these securities.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  5  -  INVESTMENTS  (CONTINUED)

Cadence  Resources  Corporation  Limited  Partnership  (continued)
------------------------------------------------------------------
In connection with the formation of the Partnership, the Company agreed to contribute $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash. During the nine months ended June 30, 2003, the Company realized $8,525 in losses from its partnership investment. Other provisions of the Partnership are described in Notes 11 and 13.

Other  Limited  Partnerships
----------------------------
During the quarter ended June 30, 2003, the Company formed four other limited partnerships in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entities, Cadence West Electra Partners LP, Cadence Antrim Partners 1 LP, Cadence Antrim Partners 2 LP and Cadence Antrim Partners 3 LP were formed to invest in oil and gas properties. As of June 30, 2003, these entities have not begun activities. See Note 13.

Western Goldfields, Inc.
------------------------
In 2002, the Company exchanged fully depreciated mining equipment for shares of a privately held business, Calumet Mining Company, which was eventually acquired by Western Goldfields, Inc. Upon completion of the acquisition, the Company received 160,000 shares of Western's common stock. At the time, Western's stock had experienced minimal trading and had a limited market for its stock. During the period ended June 30, 2003, Western's trading volume has substantially increased. The current value of this stock is included in the attached financial statements as an unrealized gain on market value of investments.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  6  -  COMMON  STOCK  (CONTINUED)

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

During the nine months ended June 30, 2003, the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued (2,166,668) were exercised for 1,815,316 shares of common stock in a "cashless" redemption. (See Note 9.) During this same period the Company sold 500,000 shares of its common stock for $480,000. The Company also issued 297,500 shares of its common stock to officers, directors and consultants for services valued at $271,200 and 100,000 shares for loan consideration valued at $78,000. In addition the company issued an additional 120,000 shares valued at $120,000 as an inducement for a loan to a related party. The value of this inducement was used to reduce the payable to related party.


NOTE  7  -  PREFERRED  STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2002. During the nine months ended June 30, 2003, the Company issued 34,950 shares of its preferred stock to investors at prices ranging from $1.50 to $2.00 per share. The shares bear a preferred dividend of 15% per annum and are convertible to common stock at a price of $1.50 per share under certain terms and conditions.

On April 1, 2003, the Company paid preferred stock dividends of $0.12 per share to stockholders of record on that date.


NOTE  8  -  COMMON  STOCK  OPTION  AND  AWARD  PLAN

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit or work performed. As of September 30, 2002, only 638 shares of common stock had been awarded under the Plan.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Following is a summary of the stock options during the nine months ended June 30, 2003 and the years ended September 30, 2002, and 2001.

                                                                    Weighted
                                                         Number      Average
                                                           of       Exercise
                                                         Options      Price
                                                       -----------  ---------
Outstanding at 10/1/2000                                   60,000   $   18.60
Granted                                                         -           -
Exercised                                                       -           -
Expired or forfeited                                            -           -
Outstanding at 9/30/2001                                   60,000   $   18.60
                                                       ===========  =========

Options exercisable at 9/30/2001                           60,000   $   18.60
                                                       ===========  =========
Weighted average fair value of options granted during
   the year ended 9/30/2001                            $        -
                                                       ===========
Outstanding at 10/1/2001                                   60,000   $   18.60
Granted                                                   750,000        1.08
Exercised                                                       -           -
Expired or forfeited                                    (  60,000)      18.60
                                                       -----------  ---------
Outstanding at 9/30/2002                                  750,000   $    1.08
                                                       ===========  =========

Options exercisable at 9/30/2002                          750,000   $    1.08
                                                       ===========  =========

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  8  -  COMMON  STOCK  OPTION  AND  AWARD  PLAN  (CONTINUED)

                                                                  Weighted
                                                        Number     Average
                                                          of      Exercise
                                                        Options     Price
                                                       =========  ---------
Weighted average fair value of options granted during
   the year ended 9/30/2002                            $    0.84
                                                       =========

Outstanding at 10/1/2002                                 750,000  $    1.08
Granted                                                  125,000       1.88
 Exercised                                                     -          -
 Expired or forfeited                                          -          -
                                                       ---------  ---------
 Outstanding at 6/30/2003                                875,000  $    1.19
                                                       =========  =========
Options exercisable at 6/30/2003                         875,000  $    1.19
                                                       =========  =========
Weighted average fair value of options granted
   during the period ended 6/30/2003                   $    1.88
                                                       =========


                                                      Weighted Average
       Exercise Date                Number of Shares  Price per Share
       ---------------------------  ----------------  ----------------

       On or before June 21, 2005            200,000  $           1.50
       On of before August 1, 2005            50,000  $           1.50
       On or before March 1, 2007            400,000  $           0.75
       On or before July 8, 2007             100,000  $           1.35
       On or before June 18, 2007             50,000  $           1.70
       On or before June 1, 2007              50,000  $           2.00

Subsequent to the date of these financial statements, in July 2003, 100,000 of the outstanding options were exercised for the purchase of 100,000 shares of the Company's common stock.

Prior to April 2001, a total of 72,750 options were granted by the board to officers, directors and other consultants. As shown above, all of these options have been forfeited with none exercised through the period ending September 30, 2002.

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company existing stock option plans as of June 30, 2003.

                                                 Remaining
     Exercise   Number of  Weighted-average   contractual life     Number     Weighted-average
      prices     options    exercise price       (in years)      exercisable   exercise price
     ---------  ---------  -----------------  -----------------  -----------  -----------------
     0.75         400,000  $            0.75               3.92      400,000  $            0.75
     1.35         100,000               1.35               4.25      100,000               1.35
     1.50         200,000               1.50               2.25      200,000               1.50

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  8  -  COMMON  STOCK  OPTION  AND  AWARD  PLAN  (CONTINUED)

     1.50          50,000               1.50               2.33       50,000               1.50
     1.70          50,000               1.70               4.00       50,000               1.70
     2.00          75,000               2.00               4.00       75,000               2.00
                  -------             ------            -------       -------              ----
                  875,000             $ 1.19               3.50      875,000  $            1.19

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

During the year ended September 30, 2002, the Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. These warrants were valued at $233,334 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 5 years. These warrants may be used in a cashless exercise to purchase 2,333,336 shares of the Company's common stock at $0.30 per share. The warrants remain exercisable through April 15, 2007. During the quarter ended December 31, 2002, 2,166,668 of these warrants were exercised in a cashless exercise in accordance with the terms of the warrants and 1,815,316 shares of the Company's common stock were then issued to the warrant holders. As of the date of these financial statements, 166,668 of these warrants remain outstanding and unexercised.

During the nine months ended June 30, 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached. The warrants were valued at $46,125 using the Black-Scholes Option Price Calculation. The following assumptions were made is estimating fair value: risk free interest is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 212,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all of these warrants remain outstanding and unexercised.


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  10  -  OIL  AND  GAS  PROPERTIES  (CONTINUED)

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. As of the dates of these financial statements, the Company has leased over 3,000 acres. At June 30, 2003 and September 30, 2002, $109,827 and $169,077,
respectively, of leases in Louisiana are included in the attached financial statements as prepaid mineral leases. In June 2003, under the terms of a joint venture agreement with Bridas Energy USA, Bridas commenced drilling the first well that was drilled and logged. This well is now in the process of being completed for production. The Company is carried for a 25% working interest in this well. At the date of these financial statements the Joint Venture Partners are undertaking the drilling and logging of a second well on the project.

Texas
-----
During the year ended September 30, 2002, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as Pinnacle Reef. During the period ended March 31, 2002, the
Company drilled its initial test well to a total depth of 4,237 feet and encountered four pay zones. The two lowest pay zones were completed and initial drill stem tests and flow tests were run. At March 31, the decision was made to run electricity to the site, install a pump jack and commence commercial production. At June 30, 2003 and September 30, 2002, $5,400 and $8,100 respectively is included in the attached financial statements as prepaid mineral leases relating to Texas property. See Note 13.

During the year ended September 30, 2002, the Company sold 40% of the working interest in this initial well to private investors and two officers of the Company for $210,000. The Company's initial cost in the portion of the prospect sold totaled $3,200. Because the Company has received proceeds from the sales of the working interests in excess of exploration and development costs attributable to those working interests, the Company recorded a deferred credit. The balance of this credit at June 30, 2003 and September 30, 2002 is $-0- and $22,184, respectively. As exploration and development costs of $22,184 and $197,476, respectively, during the nine months ended June 30, 2003 and the year ended September 30, 2002 were incurred on this prospect, they were charged against the original deferred credit. At June 30, 2003 and September 30, 2002, the Company recorded a receivable from working interest owners in the amount of $12,873 and $16,037, respectively, to reflect some sales of the prospect's partial interest. This initial well was placed in production during July 2002. Two additional exploratory wells (the "2A" and "1B") were drilled on the property with the Company retaining 100% of the working interest. The 1B was successfully placed in production and the 2A was converted to a salt-water disposal well.

The Company then undertook to drill the "2B" well which was funded through the Cadence Resourced Corporation Limited Partnership. This well was unsuccessful.

During February 2003, the Company completed the West Electra Lake Well on the C Lease. The Company had previously entered into a 50% working interest joint venture agreement with

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  10  -  OIL  AND  GAS  PROPERTIES  (CONTINUED)

the Waggoner Ranch for the operations conducted on this acreage. Subsequent to the date of these financial statements, the Company has drilled and completed two additional wells on the West Electra Lake joint venture operating area on the C Lease.

Michigan
--------
During the nine months ended June 30, 2003, the Company acquired for cash a 22.5% working interest in ten gas wells located in Alpena County, Michigan. See
Note 1. At June 30, 2003, $35,625 of leases in Michigan are included in the attached financial statements as prepaid mineral leases.


NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES

During the nine months ended June 30, 2003, the Company purchased a 22.5% working interest before payout and a 20% after payout in four proved gas wells located in Alpena County, Michigan with the option to participate in any proposed subsequent wells.

During September 2002, the Company began exploratory well "2B" which is funded through CRCLP. The Company acts as the managing general partner and may make contributions to this well under the same terms and conditions as the limited partner. Terms of the partnership provide funding traunches in approximate
$250,000 increments by the limited partner on selected drilling projects. Subsequent to the date of these financial statements, CRCLP has determined that well "2B" has no recoverable reserves and has written off $261,106 on this property. In June 2003, a limited partner loaned $300,000 to the CRCLP. This loan was utilized to fund continued drilling and completion of gas wells in Alpena County, Michigan. As an inducement to the limited partner for providing this funding, the Company issued the limited partner 120,000 shares of common
stock  of  the  Company.   See  Notes  5  and  13.

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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

The changes in proved reserves for the nine months ended June 30, 2003 and the year ended September 30, 2002 were as follows as estimated by the management of
Cadence:

                                Petroleum Liquids    Natural Gas
                                    (barrels)        (cubic feet)
                                  United States     United States
                                ------------------  --------------

Reserves at October 1, 2001                     -                -
Purchases                                 100,485                -
Sales                                  (    3,755)               -
                                ------------------  --------------
Reserves at September 30, 2002             96,730                -
                                ==================  ==============

Reserves at October 1, 2002                96,730                -
Purchases                                       -      450,000,000
Sales                                   (  10,231)               -
                                ------------------  --------------
Reserves at June 30, 2003                  86,529      450,000,000
                                ==================  ==============

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of June 30, 2003 and September 30, 2002 were as follows:

                                     June 30,     September 30,
                                       2003           2002
                                    -----------  ---------------

     Proved properties              $  208,694   $       48,694
     Unproved properties               312,457           78,997
     Wells and related equipment
        and facilities                 191,996           67,374
     Support equipment and
        facilities                     110,108          105,108
     Prepaid mineral leases            150,852          177,177
     Accumulated depreciation,
        depletion and amortization   (  40,677)       (   4,312)
                                    -----------  ---------------
     Total capitalized costs        $  933,430   $      473,038
                                    ===========  ===============

Costs both capitalized and expensed, which were incurred in oil and gas-producing activities during the nine months ended June 30, 2003 and the years ended September 30, 2002 and 2001, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

                             June 30,   September 30,   September 30,
                               2003          2002            2001
                             ---------  --------------  --------------
Property acquisition costs:
   Proved properties         $ 165,553  $        8,000  $            -
   Unproved properties         227,460         245,483          84,503
Exploration costs               74,438         456,086               -
Development costs               85,155         306,761               -
Operating expenses             188,740          12,279               -
                             ---------  --------------  --------------
Total expenditures           $ 741,346  $    1,028,609  $       84,503
                             =========  ==============  ==============

There were no results of operations for oil and gas producing activities (including operating overhead) for the nine months ended June 30, 2002 and 2001 since exploration and development activities had not commenced.

Results of operation for oil and gas activities (including operating overhead) for the nine months ended June 30, 2003 were as follows:

          Revenues                     $   188,780
          Exploration and
            development costs                    -
          Depreciation, depletion
             and amortization           (   36,365)
          Oil and gas lease expenses    (   86,015)
          Exploration and drilling      (   74,438)
          Other operating expenses       ( 188,740)
                                       ------------
          Results before income taxes   (   40,932)
          Income tax expense                     -
                                       ------------
          Results of operation from
             oil and gas producing
             activities                $ ( 196,778)
                                       ============

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at June 30, 2003 was as follows:

          Future cash flows                        $ 6,720,000
          Future development and production costs   (1,100,000)
          Future income tax expense                          -
                                                   ------------
          Future net cash flows                      5,620,000
          10% annual discount                        2,690,000
                                                   ------------
          Standardized measure of discounted
             future net cash flows                 $ 2,930,000
                                                   ============

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  11  -  OIL  AND  GAS  PRODUCING  ACTIVITIES  (CONTINUED)

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

All of the Company's notes payable are considered short-term. At June 30, 2003, notes payable consisted of the following:

     Nathan Low Family Trust (a shareholder of the
     Company), secured by assignment of a prorata
     interest in gas producing properties located in
     Alpena County, Michigan, interest at 8%, dated
     February 24, 2003, due on April 4, 2003, extended
     to December 31, 2003.                                     $ 50,000

     Kevin Stulp (a shareholder of the Company),
     secured by assignment of a prorata interest in
     gas producing properties located in Alpena County,
     Michigan, interest at 8%, dated February 24, 2003,
     due on April 5, 2003, extended to December 31,
     2003.                                                       25,000
                                                              ---------

     Subtotal (carried forward)                                $ 75,000

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  12  -  NOTES  PAYABLE  (CONTINUED)

     Subtotal (brought forward)                                $  75,000

     Howard Crosby (an officer and shareholder of the
     Company), secured by assignment of a prorata
     interest in gas producing properties located in Alpena,
     County, Michigan, interest at 8%, dated February 24,
     2003, due on April 5, 2003, extended to December 31,
     2003.                                                        25,000

     Howard Crosby (an officer and shareholder of the
     Company), unsecured, interest at 5%, dated January 9,
     2003, due on February 28, 2003, extended to December
     31, 2003.                                                    60,000
                                                               ---------

     Total                                                     $ 160,000
                                                               =========


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

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

Capital  Commitments
--------------------
At June 30, 2003, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development. See Note
10. No accruals have been made in the accompanying financial statements for these amounts.

Lease  Commitments
------------------
The  Company  began  leasing  office  facilities  in  Walla  Walla,  Washington
commencing  in  June  2001.    The  agreement is a three-year lease with monthly
payments of $400. Total rent paid for this office space during the nine months ended June 30, 2003 and 2002 was $3,600.

Cadence  Resources  Corporation  Limited  Partnership
-----------------------------------------------------
On August 1, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership ("CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. See Notes 5 and 11.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 in cash and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas and the limited partner contributed $250,000 in cash.

The terms of the Partnership agreement provide that 90% of initial income and expenses will be allocated to the limited partner and further provide that, after the limited partner's receipt of funds invested and an 11% return on his investment, subsequent Partnership profits and losses will be allocated 90% to the general partner and 10% to the limited partner. In order to ensure repayment of the limited partner's investment, Cadence has agreed to grant to the limited partner a security interest in the equipment and fixtures affixed to wells 1A and 1B in Wilbarger County and agreed to contribute the Company's share of the cash flows it receives from these two wells to the Partnership. The Company holds a 60% working interest in well 1A and a 100% working interest in well 1B. See Notes 5, and 11.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  13  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Consulting  Commitments
-----------------------
In June 2002, the Company entered into an agreement with Memphis Consulting Group ("Memphis") for financial consulting and public relations services beginning on August 1, 2002 through August 1, 2003. The agreement called for $3,000 per month, and an initial 50,000 stock options exercisable through August 1, 2005 at $1.50 per share. See Note 8. This agreement was terminated during the quarter ended March 31, 2003.

In September 2001, the Company entered into a consulting agreement with American Financial Group for promotion to investors. The agreement called for monthly payments of $2,000 to cover all expenses, 20,000 shares of the Company's common stock (which were issued in October 2001) and an override of 2.5% of monies raised in private placements from referrals or directed business. The agreement was terminated during the quarter ended March 31, 2003.

In June 2003, the Company entered into a corporate advisory agreement with Proteus Capital Corp. calling for a monthly fee of $3,000 in cash and 2,000 restricted shares of the common stock of the Company. Additionally, Proteus received an option for 50,000 shares exercisable at $1.75 for a period of four years, such shares bearing certain registration rights should the Company file a registration statement on behalf of other shareholders.

Other  Limited  Partnerships
----------------------------
During the quarter ended June 30, 2003 the Company formed four other limited partnerships in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entities, Cadence West Electra Partners LP, Cadence Antrim Partners 1 LP, Cadence Antrim Partners 2 LP and Cadence Antrim Partners 3 LP were formed to invest in oil and gas properties. As of June 30, 2003, these entities have not begun activities. See Note 5.

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

Fausett  International,  Inc.
-----------------------------
During June 2001, the Company entered into a settlement agreement wherein the Company relinquished all claims to the Crescent Mine (located in Shoshone County, Idaho) under a

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  14  -  SETTLEMENT  AGREEMENT  (CONTINUED)

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

During the year ended September 30, 2002, the Company loaned $35,000 to Dotson Exploration Company, a related party. The Company also repaid the amount of $10,000 due to Dotson pursuant to a loan made to the Company by Dotson. Dotson repaid $33,380 of this loan by transferring marketable securities to the Company valued at that amount. At September 30, 2002, Dotson Exploration owed the Company $3,720 which is payable on demand and bears interest at 10% per annum.

During the quarter ended December 31, 2002, the Company loaned Dotson an additional amount of $20,000 which is payable on demand and bears interest at the rate of 10% per annum. During the nine months ended June 30, 2003, Dotson repaid this additional amount.

Because Dotson Exploration Company, Oxford Metallurgical, Inc. and Caledonia Silver-Lead are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

On August 1, 2002, the Company formed a limited partnership whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the Partnership, the Company contributed $12,500 and its leasehold interest in an oil well ("2B") in Wilbarger County, Texas. See Notes 5, 11 and 13. During the period ended June 30, 2003, the initial limited partner advanced $300,000 to the limited partnership in exchange for a note payable. This note is unsecured and bears interest at 10%. The proceeds from this note were used to purchase interest in the Michigan properties. This amount is reflected in the attached financial statements as a payable to related party.

                          CADENCE RESOURCES CORPORATION
                       (FORMERLY ROYAL SILVER MINES, INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  15  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

Cadence Resources Corporation has notes payable to one officer and three shareholders totaling $160,000. See Note 12.

Other  related  party  transactions  are  disclosed in Notes 3, 5, 6, 11 and 13.


NOTE  16  -  GAIN  ON  DEBT  FORGIVENESS

During the year ended September 30, 2002, an accounts payable vendor chose to reverse interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE  17  -  SUBSEQUENT  EVENTS

Subsequent to the date of these financial statements the Company sold 150,000 shares of its common stock to a private investor at $1.00 per share.

During July 2003, a director of the Company exercised options to purchase 100,000 shares of the Company's common stock for $75,000. This amount was received in July.

Subsequent to June 30, 2003, two directors of the Company cancelled a total of $50,000 in notes in exchanged for 50,000 shares of the Company's common stock. Another officer and director agreed to exchange past due compensation for the Company's common stock at $1.00 per share.

On July 16, 2003, the Company received a loan from CGT Management, Ltd. in the amount of $300,000. This loan is to be repaid from the production from wells in Louisiana, Texas, and Michigan. Alternatively, or inclusively, the loan shall be immediately repaid upon the Company closing a private placement of shares of the Company in excess of $1,000,000. The loan bears interest at 10% per annum. As an inducement to make the loan, the Company issued to CGT Management 120,000 restricted shares of the common stock of the Company. Also, subsequent to the reporting period, $150,000 of this loan is to be assigned to a limited partner of the CRCLP in exchange for a like amount of limited partnership interest in CRCLP.

On August 1, 2003, the Company amended a consulting agreement it had in place with Lucius C. Geer, providing for the creation and funding of its Geological and Operations Office in Houston, Texas. Effective on August 1, 2003, the old agreement was replaced with a new agreement that extended the agreement in phases until and through July, 2006, but is cancelable by one or both parties under certain conditions at various stages of the agreement. The agreement calls for the payment of the sum of $7,500 monthly to Lucius Geer for the operations of such office and performance of geological consulting services.

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

The Company has entered into a joint venture with Bridas, USA as described herein to development its property in De Soto Parish, Louisiana and may enter into other similar joint ventures with Companies whereby another company provides capital for drilling in exchange for an ownership position in the well or wells.

The Company management is proposing to spend in excess of several million dollars on drilling its projects in the next year. The Company has yet to raise this financing. In the event the Company is unsuccessful in raising these funds, management will have to scale back on the future business plans of the Company. This may have the effect of losing its rights, in some circumstances, to drill and develop some of the properties it now controls or has an interest in.

The Company's auditors have issued a going concern opinion. This means that the Company's auditors believe there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has generated only minimal revenues and its operating costs exceed its revenues. Further, the Company is indebted to several of its major shareholders. Accordingly, the Company must raise cash from sources other than from the sale of oil or gas found on its property. That cash must be raised from other outside sources. The Company's only other source for cash at this time are investments or loans by others to the Company.

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

The Company does not intend to conduct any research or development during the next twelve months other than as described herein. See "Business." The Company does not intend to purchase a plant or significant equipment, other than oilfield equipment necessary to outfit its wells for production. The Company will hire employees on an "as needed" basis. However, the Company does not expect any significant changes in the number of employees.


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


ITEM 2. CHANGES IN SECURITIES.

Common Stock
------------
During the nine months ended June 30, 2003, the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued (2,166,668) were exercised for 1,815,316 shares of common stock in a "cashless" redemption. (See Note 9.) During this same period the Company sold 500,000 shares of its common stock for $480,000. The Company also issued 297,500 shares of its common stock to officers, directors and consultants for services valued at $271,200 and and 100,000 shares for loan consideration valued at $78,000. In addition the company issued an additional 120,000 shares valued at $120,000 as an inducement for a loan to a related party.

Options and Warrants
--------------------
During the reporting period the Company issued to an advisory firm engaged by the Company a warrant for 50,000 shares exercisable at $1.75 for a period of four years.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit     Description  of  the  Exhibit
          -------     -----------------------------

          31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 19th day of August, 2003.

CADENCE RESOURCES CORPORATION


By: /s/ Howard Crosby
    -----------------
Howard Crosby
Its: Chief Executive Officer


By: /s/ John Ryan
    -------------
John Ryan
Its: Chief Financial Officer