Form 10KSB
period 2003-09-30
CADENCE RESOURCES CORP
filed 2004-01-13
CIK 933157

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB


[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003

[ ] Transition   report under Section 13  or 15 (d) of the  Securities  Exchange
     Act of 1934 for the transition period from _____________to _____________

                        Commission File Number 000-25170

                          CADENCE RESOURCES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Utah                                                87-0306609
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

      6 East Rose Street
   Walla Walla, Washington                                        99362
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (509) 526-3491
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                                                     Name of Each Exchnage
            Title of Each Class                                                       on Which Registered
            -------------------                                                       -------------------
                    NONE                                                                     N/A


Securities registered under Section 12(g) of the Exchange Act:                      Common Stock, par value, $0.01
                                                                                   -------------------------------
                                                                                           (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes          x              No
     ---------------------      -----------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 9

State issuer's revenues for its most recent fiscal year:  $387,355

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of November 30, 2003, was approximately $18,322,065. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of November 30, 2003, there were 12,582,827 shares of the common stock, no par value, of the registrant issued and outstanding.


Transitional Small Business Disclosure Format: Yes               No      x
                                                   ------             -------

TABLE OF CONTENTS

Item                                                                                                            Page
----                                                                                                            ----
                                     PART I

Item 1.  Description of Business..................................................................................1
Item 2.  Description of Properties...............................................................................14
Item 3.  Legal Proceedings.......................................................................................14
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................14

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................................15
Item 6.  Management's Discussion and Analysis or Plan of Operations..............................................18
Item 7.  Financial Statements....................................................................................21
Item 8.  Changes in and Disagreements with Accountants...........................................................21
Item 8A. Controls and Procedures.................................................................................21

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons............................................21
Item 10.  Executive Compensation.................................................................................23
Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................26
Item 12.  Certain Relationships and Related Transactions.........................................................27
Item 13.  Exhibits and Reports on Form 8-K.......................................................................30

Financial Statements
         Independent Auditor's Report............................................................................F-1
         Balance Sheets as of September 30, 2003, 2002 and 2001..................................................F-2
         Statements of Operations and Comprehensive Loss for the years ended September 30, 2003, 2002 and 2001.......................................................................................F-4
         Statement of Stockholder's Equity.......................................................................F-5a
         Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001..........................F-8
         Notes to the Financial Statements.......................................................................F-10

                                     PART I

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended  ("Securities  Act"),  and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

Item 1.  Description of Business

     We are an independent oil and gas company, with operations in Wilbarger County, Texas, DeSoto Parish, Louisiana and Alpena County, Michigan. We also have leased interests in western Kansas and southern Texas. We are engaged in acquiring, exploring, developing, and producing oil and gas properties.

     As of September 30, 2003, substantially all of our revenues were derived from our interests in five oil wells in Texas, but we had recently begun to produce natural gas from our properties in DeSoto Parish, Louisiana. We currently plan to focus on the development of these DeSoto Parish natural gas properties. Our short-term development plans for the DeSoto Parish properties include jointly developing with Bridas Energy USA, Inc. one new gas well in the first quarter of calendar 2004, in addition to the five existing wells on such property, and thereafter, to develop gas wells at a rate of one per month, provided we are able to fund our share of the costs of such wells. We plan to develop our Texas oil properties and those in Michigan as finances and managerial resources permit. Additionally, over the next six months we will evaluate potential oil reserves on our new Kansas leasehold interests and potential reserves on our new Texas leasehold interests to determine whether we will drill on such property.

     We are a Utah corporation, originally incorporated on April 7, 1969 to explore and mine natural resources under the name Royal Resources, Inc. In January 1983, we changed our name to Royal Minerals, Inc. In March 1994, we changed our name to Consolidated Royal Mines, Inc. In September 1995, we changed our name to Royal Silver Mines, Inc. On May 2, 2001 we changed our name to Cadence Resources Corporation, in connection with a corporate reorganization to focus our operations on oil and gas exploration.

Oil and Natural Gas Operations

DeSoto Parish, Louisiana

     Since April 2003, we and Bridas Energy have begun to develop over 4,250 acres located in a natural gas field in west central DeSoto Parish, Louisiana, approximately 40 miles south of Shreveport, Louisiana. As of November 30, 2003, we had three producing wells in this field, one of which has just begun producing in mid-November 2003. During the month of September 2003, the two established wells produced natural gas at an aggregate average rate of approximately 2,689 Mcf per day, which reflects only a partial completion of the wells. As of December 31, 2003, these two wells were fully completed, and we had completed drilling our fourth and fifth wells in this field. The fourth well began to produce during December 2003 and we currently anticipate the fifth well to begin producing in January 2004.

     We first leased property in DeSoto Parish in the summer of 2001 and throughout 2002. Our acreage is southwest of the Holly Field and southeast of the Bethany Longstreet Field, both extensively drilled and developed since 1996 by Sonat (now El Paso Corporation). In April 2003, we contributed these leases to a joint exploration and development program with Bridas Energy, which has operations in the Texas-Louisiana Gulf Coast area. Under this program, Bridas Energy is the operator of the DeSoto Parish properties. Bridas Energy is a wholly-owned subsidiary of Bridas Corporation, an Argentinean-based private, independent energy company with headquarters in Buenos Aires. Bridas Corporation is active in all areas of energy production, including exploration, production, transportation, storage and shipment, as well as power generation. In addition to substantial oil and natural gas reserves owned in South America, Bridas Corporation explores and produces in the U.S. and has activities in Latin America, the Middle East and Europe.

     Under the terms of our April 2003 joint exploration agreement with Bridas Energy, we assigned Bridas Energy a 55% working interest in all of the acreage constituting the area of mutual interest of our DeSoto Parish leases in return for a cash payment of $50,000. Bridas Energy agreed to fund all costs of drilling, completing and bringing to production the initial test well, the Ardis-Martin Timber Co. #1, drilled during June 2003, in Section 27 of this prospect. Upon successful completion of this test well, we conveyed an additional 20% working interest to Bridas Energy in that well and all other leases covering acreage in Section 27, leaving us a 25% working interest in
Section 27. We retain a 45% working interest in all other wells and acreage in this prospect.

     As of November 30, 2003, our three producing wells in DeSoto Parish, the Ardis-Martin Timber Co. #1 and the Mary Belle Smith #1, both of which are located in Section 27, and the J.B. Barr #28-1, which is located in Section 28 to the west of Section 27, were producing from the Cotton Valley formation. The Hosston formation, which lies generally between about 6,450 and 8,950 feet, is a sand and shale sequence with tight gas-bearing sands in thick intervals. The Cotton Valley formation lies immediately below the Hosston, with the best sands typically extending to about 10,300 feet. The Ardis-Martin well was drilled to a depth of 10,262 feet and well logs indicate that there are over 100 feet of pay in the Cotton Valley formation and over 200 feet of pay in the Hosston sand formation. The Mary Belle Smith well was drilled to a total depth of 10,300 feet and well logs indicate that there are over 100 feet of pay in the Cotton Valley formation and over 250 feet of pay in the Hosston sand formation. We have a 25% working interest and an approximate 20% net revenue interest in these two producing wells. The Barr well was drilled to a depth of approximately 10,800 feet and well logs indicate that there are over 115 feet of gross pay in the Cotton Valley formation and over 260 feet of gross pay in the Hosston sand formation. We have a 45% working interest and an approximate 36% net revenue interest in this well, which began producing in mid-November 2003.

     As of December 31, 2003, we had completed drilling our fourth and fifth wells in this prospect. Our fourth well, the Eva Gamble #32-1, was drilled in
Section 32, approximately 1 1/2 miles to the southwest of the Barr well, to a depth of 10,300 feet and was logged and began producing in December 2003. Well logs indicate that this well has 95 feet of pay in the Cotton Valley formation and 73 feet of pay in the Hosston sand formation. Our fifth well, the Lewis #29-1, was drilled in Section 29, also to a depth of 10,300 feet, and was logged in early January 2004. Well logs indicate that this well has 114 feet of pay in the Cotton Valley formation and 73 feet of pay in the Hosston sand formation. We expect this well to begin producing in January 2004. We have a 45% working interest and a 36% net revenue interest in these two wells.

     The DeSoto Parish properties are located on a major anticlinorium on the southeast side of the Sabine Uplift. The Sabine Uplift is a large structure that is related to the cretaceous and younger rocks in the established oil and gas fields of northeast Texas and northern Louisiana. In this area, wells from these formations typically return drilling and completion costs quickly and rapidly produce approximately 35% to 50% of the well's reserves in the first 24 months of production, with the remainder produced over 12 to 15 years. Our drilling and completion costs for these DeSoto Parish wells, to the 8/8ths interest, are approximately $1.25 million to $1.3 million per well. Because of the long history of oil and gas production in this area, it is one of the areas of the country most easily accessible by both interstate and intrastate gas pipelines. Due to the extensive data available on the dominant geological features, our future plans in this field include only development activities. Our current goal is to continue to drill development wells in this field at a rate of approximately one well per month during the first quarter of calendar 2004, potentially increasing to two wells per month in the second quarter and thereafter, until the acreage has been fully developed, provided we are able to fund our share of the costs of drilling such wells out of cash flow from operations or other sources. We have no current plans to conduct any further seismic study of this field.

Wilbarger County, Texas

     Our oil production comes from the Waggoner Ranch in Wilbarger County, Texas, approximately 50 miles northwest of Wichita Falls, Texas, and 15 miles south of the Oklahoma border. Since October 2001, we have conducted exploration activities on the Waggoner Ranch, a large, privately-held ranch from which oil and gas has been produced since 1910. The W.T. Waggoner Estate is the operator of all of our wells on the Waggoner Ranch and the sole purchaser of all production from these properties. We logged our first productive well in this field in January 2002. During the month of September 2003, we owned interests in five wells on these properties, producing an aggregate of approximately 163 net working interest barrels per day, to the 8/8ths interest, of 35(degree) API sweet crude oil.

     The major geologic feature in this part of north Texas is the Red River Arch, which consists of Permian and Leonardon shales and sands. This structure has historically produced more than 150 million barrels of oil from several geologic features, including the Canyon limestone formation. Our primary targets on this prospect are oil-bearing pinnacle reefs in the Canyon limestone formation, typically located between 3,000 and 3,600 feet. In addition, numerous "stacked" oil-bearing shallower horizons are also known to exist in this area. These zones are also primary targets of our exploration.

     We are producing oil from only two areas of the Ranch: the east side of Electra Lake, referred to as the Virgin Reef Prospect, and the west side of
Electra Lake, referred to as the West Electra Lake Prospect. We have two currently producing wells on the Virgin Reef Prospect, the #1A in which we have a 60% working interest and a 45.6% net revenue interest and the #1B well, in which we have 100% working interest and a 76% net revenue interest. The #1A well was logged in January 2002 and shows four pay zones between 2,400 feet and 3,002 feet. This well is currently completed in the lower Milham Sand at a depth of approximately 2,500 feet. This well produced an average of approximately 100 barrels per day during September 2003. The #1B well produced only a nominal 3 barrels of oil per day during September 2003. We are exploring the prospects for re-working this well. We also drilled two other wells on the Virgin Reef
Prospect: the #2A well in May 2002, which targeted the lower Milham Sand formation, and the #2B well in December 2002, which targeted a reef prospect in the Canyon limestone formation. The #2B well was a dry hole and the #2A well was only marginally productive, so we converted the #2A well to a saltwater disposal well. Because of the shallow nature of the wells in this prospect, drilling and completion costs have ranged between approximately $160,000 and $180,000 per well, on an 8/8ths basis. The typical production profile of wells in the lower Milham Sand formation is a steady decline of approximately 15% per year.

     In August 2002, we began developing the West Electra Lake Prospect with the operator, the W.T. Waggoner Estate. We logged our first well in the first quarter of calendar 2003. We have three producing wells in this prospect, all of which are producing from the upper Milham Sand at a depth of approximately 2,600 feet. The first well, the West Electra Lake #1, in which we have a 45% working interest and a 34.2% net revenue interest, has 10 feet of net pay. The West Electra Lake #2 and #3 wells, in which we have a 50% working interest and a 38% net revenue interest, were both drilled in June 2003 and encountered 10 feet and 11 feet of net pay, respectively, in the same zone. These three wells are subject to Texas Railroad Commission production limits and during September 2003, produced at a maximum allowable rate of an aggregate of 120 barrels of oil per day, with the pumps operating for only eight hours per day. At this time we expect that rate of production to continue for at least the next two years.

     The Virgin Reef Prospect consists of approximately 160 acres. The West Electra Lake Prospect consists of an aggregate of 532 acres under lease and a 1/2 mile area of mutual interest surrounding such acreage. In August 2002, we signed an exploration agreement with the Waggoner Ranch on 1,000 acres in the West Electra Lake Prospect, with a surrounding 1/2 mile area of mutual interest, from which our current production comes. We plan to shoot 3-D seismic in or adjacent to the area of mutual interest surrounding the West Electra Lake Prospect starting in the first quarter of calendar 2004 to identify additional acreage we wish to lease and further delineate possible drilling targets for the first quarter of calendar 2004. We are also pursuing options on an additional 4,256 acres in the West Electra Lake Prospect, which we also plan to include in a future 3-D seismic study. Depending on the results of a recent 3-D seismic program in the Virgin Reef area and the 3-D seismic program planned for the West Electra Lake prospect in the first quarter of calendar 2004, we may elect to drill from two to twelve more wells on the Waggoner Ranch in 2004. We currently anticipate that we will have identified several drilling targets in the West Electra Lake Prospect by the end of the first quarter of calendar 2004 and will begin drilling one test well for each structure we locate by the middle of calendar 2004.

Alpena County, Michigan

     In December 2002, we began participating in a natural gas drilling program in Alpena County, Michigan with Aurora Energy, Ltd. As of November 30, 2003, we had a 22.5% working interest (before payout, 20% after payout), 18% net revenue interest (before payout, 16% after payout), in eight producing wells in Alpena County. Production commenced from this field in June 2003 and our eight producing wells produced at an average aggregate rate of approximately 450 Mcf/day during November 2003. Aurora is the operator of all our properties in Alpena County.

     The target of this prospect is the well-known Antrim shale formation that has yielded natural gas production from more than 7,500 wells along a 30 mile thick trend stretching from Lake Michigan to Lake Huron. Our participation agreement with Aurora Energy, Ltd., gives us participation rights in up to 200 wells to be drilled by Aurora into the Antrim shale to depths of approximately 800 to 1,000 feet. We will have a 22.5% working interest (before payout, 20% after payout) and an 18% net revenue interest (before payout, 16% after payout) in all of the wells drilled. The initial test program was for 10 wells, of which eight were producing as of November 30, 2003. We expect these wells to be producing by the end of February 2004

     Antrim shale wells typically cost approximately $180,000 to $200,000 per well to drill and complete and typically pay out in approximately three to four years. Production typically peaks at approximately six to 18 months and then follows a slow decline curve of approximately 30 to 40 years. Aurora currently has sufficient acreage under lease in Michigan for an estimated 250 to 300 wells and is very actively assessing other property with Antrim shale potential. We will continue to review drilling proposals on new wells to be drilled by Aurora and determine whether we will participate on a well-by-well basis.

Western Kansas

     Our newest oil exploration project is in the Anadarko Basin in west central Kansas. As of December 31, 2003, we had completed our first leasing program in the area, consisting of approximately 10,000 acres. We have a 100% working interest and an 82% net revenue interest in these leases. As of December 31, 2003, we had begun a second leasing program in another area in this field of interest to the Company, with an objective of leasing up to an additional 10,000 acres by the end of the second calendar quarter of 2004. We will obtain a 3-D seismic study on all of the acquired acreage in each of the projects prior to making a decision to drill any test wells on such acreage. We plan to use a local third-party operator to develop these prospects, and we currently expect to begin drilling on the acquired acreage in May or June of 2004.

Southern Texas

     As of December 31, 2003, we had leased 58 acres in Matagorda County, Texas, on a salt dome prospect. We currently intend to shoot 3-D seismic on this prospect in February 2004, and after evaluating such data, to drill the first test well on the prospect in April 2004.

Oil Reserves

     The following table presents information regarding proved reserves of oil attributable to our interests in producing properties in Wilbarger County, Texas, as of October 1, 2003. The information regarding reserves is based on proved reserves reports prepared by Ralph E. Davis Associates, Inc., Houston, Texas, independent petroleum engineers. Ralph E. Davis's audit was based upon review of production histories and other geological, economic, ownership and engineering data provided by us. All of the reserves presented in the following table are proved, developed reserves.

     The SEC requires that estimates of future net revenues from our proved reserves, discounted to present value using an annual discount rate of 10% (the PV-10 Value), be made using oil and gas prices in effect as of the dates of such estimates, held constant throughout of the life of the properties. Proved reserves as of October 1, 2003 were estimated based upon prices in effect on September 30, 2003, our fiscal year-end. The weighted average of such prices domestically was $28.49 per barrel of oil.

     The table contains estimates of future net revenues presented on the basis of unescalated prices and costs and their PV-10 Value, as required by the SEC. We deducted operating costs, development costs and certain production-related taxes to arrive at the estimated future net revenues. We calculated future net revenues based on an estimated 4.5 year life of these reserves. We made no provision for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows contained in Note 11 to our financial statements, which is calculated after provision for future income taxes.

                                                                   Weighted Average
  Proved Reserves          Estimated Net Reserves (MBbls)            Price ($/BBl)                Future Net Income
                                                                                             Undiscounted         PV-10
                                                                                             ------------         ------
Producing                            66.137                              $28.49               $1,461,500       $1,248,500

     Our Louisiana natural gas production is too recent and has not yet reached a volume that justifies an independent study, and thus no independent reserve estimate has been prepared. No estimates of our total, proved net oil or gas reserves have been filed with any Federal authority or agency since the beginning of the last fiscal year.

Production Information

     The following table summarizes sales volumes, sales prices, and production cost information for our net oil production for the two-year period ended September 30, 2003. "Net" production is production that is owned by us directly or indirectly and is produced to our interest after deducting royalty, and other similar interests.

                                                                 Year Ended September 30,
                                                        -------------------------------------------
                                                                2003                   2002
                                                        ---------------------    ------------------
Total Net Revenues                                      $     337,355            $     56,608
Net Sales Volume (Bbls.)                                       11,447                   2,928
Average Sales Price (per Bbl.)                          $       29.47            $      26.98
Average Production Cost (per Bbl.)                      $        8.26            $       5.23


Oil and Gas Wells

     The following table sets forth our gross and net productive wells as of September 30, 2003 and 2002:

                                        Oil Wells                     Gas Wells                 Total Well
                                --------------------------    --------------------------    ---------------------

September 30, 2003
       Gross(1)                              5                             10                         15
       Net(2)                                3.5                            2.3                        5.8
September 30, 2002
       Gross                                 2                              0                          2
       Net                                   2                              0                          2
---------------

(1)  Gross wells are the total wells in which a working interest is owned.

(2)  Net wells are the sum of fractional working interests owned in gross wells.

Oil and Gas Acreage

     The following table sets forth our acreage position as of September 30, 2003. Of this acreage, up to 1,280 acres of the Louisiana gross undeveloped acreage would expire at the end of 2004 if Cadence does not have a producing well in each of two 640 acre sections by the end of 2004.

                                                 Developed(1)                              Undeveloped(2)
                                     -----------------------------------    ------------------------------------------
                                           Gross               Net                 Gross                   Net
                                     ------------------    -------------    ---------------------   ------------------
Louisiana                                    1280                320                2970                  1336
Texas                                         625                392                1000                   500
Michigan                                      640                144                   0                     0
Kansas                                          0                  0                2270                  2270

                                     ------------------    -------------    ---------------------   ------------------
             Total                           2545                856                6240                  4106
                                     ==================    =============    =====================   ==================

------------------------

(1) The number of acres which are allocated or assignable to producing wells or wells capable of production.

(2) Lease acreage on which wells have not been participated in or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Drilling Activities

     We did not drill any wells in 2001. The following table sets forth our drilling results for the years ended September 30, 2003 and 2002:

Fiscal                                                Gross Wells                                           Net Wells
 Year            Type of Well         Total    Productive(2)   Dry(3)   Abandoned(4)      Total    Productive      Dry    Abandoned
----------    ------------------    --------- --------------- -------- --------------  --------- -------------- -------- ---------
2003          Exploratory(1)            2            1           1            0             1            .5         .5         0
              Development(1)           13           12           1            0             3.8         3.8         .5         0
2002          Exploratory               3            2           1            0             2           2            1         0
              Development               1            0           0            1             0           0            0         1

---------------

(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A development well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) A dry well is an exploratory or development well that is not a producing well.

(4) An abandoned well is a well that has either been plugged or has been converted to another use. We have converted this well to a salt water disposal well.

Competition and Markets

     We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels.

     The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control, including but not limited to the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing arena, generally may affect the supply of and/or demand for oil and gas and thus the prices available for sales of oil and gas.

     Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission, or "FERC", the Minerals Management Service, or "MMS", state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

Regulation of Natural Gas and Oil Exploration and Production

     Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Federal Regulation of Sales Prices and Transportation

     Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, NGLs, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978 ("NGPA"). Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938 ("NGA"). While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other natural gas producers, gatherers and marketers with whom we compete.

Gathering Regulations

     State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Such regulation has not generally been applied against gatherers of natural gas, although natural gas gathering may receive greater regulatory scrutiny in the future.

Environmental Regulations

     Public interest in the protection of the environment has increased dramatically in recent years. Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

     Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact the Company's operations and costs. These regulations include, among others, (i) regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material ("NORM").

     In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributed to us under applicable state, federal or local laws or regulations.

     Management believes that we are in substantial compliance with all currently applicable environmental laws and regulations. To date, compliance with such laws and regulations has not required the expenditure of any material amounts, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position or results of operations. Since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

     We maintain insurance against some, but not all, potential risks and losses associated with our industry and operations. We do not carry business interruption insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Employees

     As of November 30, 2003, we have three part-time employees, two of whom are officers of Cadence, and none of whom work for Cadence on a full time basis.

Risks Related to our Business

We are paying a penalty equal to $41,785 per month from December 14, 2003 until the date the SEC declares our registration statement on Form SB-2 effective.

     In September and October 2003 we sold 1,721,400 shares of our common stock for a total of $4,303,500. In the securities purchase agreement for the common stock, we committed to pay the purchasers in the offering a monthly penalty equal to 1% of the total amount of money we raised in the offering if the SEC did not declare our registration statement on Form SB-2 originally filed on October 30, 2003 effective by December 14, 2003. The SEC selected our Form SB-2 for limited review and we responded to the comments of the staff on December 16, 2003. The penalty, $41,785 per month, prorated for a partial month, continues until the registration statement is declared effective.

If we continue to experience significant operating losses, we may not be able to continue as a going concern.

     We reorganized our business in July 2001 to pursue oil and gas exploration and development opportunities, and have a limited operating history in our current form. Since we reorganized our business, our operating costs have exceeded our revenue in each quarter. We have incurred cumulative net losses of approximately $3,900,000 from June 30, 2001 through September 30, 2003, and we anticipate a net loss at least through 2004. We may not be able to obtain or maintain any level of revenues, natural gas and crude oil reserves or production. If we are unsuccessful in these efforts, we may never achieve profitability.

     Note 2 to our financial statements as of September 30, 2002 and June 30, 2003 included as part of this prospectus discusses the issue of Cadence's ability to continue as a going concern. Subsequent to the date of those financial statements, we raised approximately $3.88 million of net proceeds from the sale of common stock, which, together with funds from oil and gas production, we believe to be sufficient to meet our working capital and capital expenditure needs. If this is not the case, then we may not be able to fund the development and exploration of our oil and gas properties and our general and administrative expenses. As of September 30, 2003, there is no going concern qualification in our financial statements.

We have no full-time employees and are dependent on our directors, officers and third-party contractors.

     We have no full time employees and are wholly dependent upon the personal efforts and abilities of our officers, directors and our consulting geologist, each of whom devotes less than all of his time and efforts to our operations. The loss of any one of these individuals could adversely affect our business. We do not have employment agreements with any of our officers or directors and must rely on consultants paid on a monthly basis. There is no assurance that we will be able to hire and retain such personnel in the future.

We lack experience in the oil and gas industry and must rely on third parties to conduct our oil and gas exploration activities.

     We have limited expertise in the area of oil and gas exploration. Our management does not have significant technical training or experience in the oil and gas industry and only devotes a small percentage of their time to our business. Accordingly, we have engaged third party geologists and landmen who have been largely responsible for the evaluation, recommendation, and acquisition of our existing leases. We have historically retained, and plan to continue in the future to retain, drilling contractors, technicians, landmen, additional geologists, and engineers to direct the drilling and completion of oil and gas wells on our leases, and to aid in the acquisition and evaluation of other properties.

Our drilling activities may be unsuccessful.

     We cannot predict prior to drilling and testing a well whether the well will be productive or whether we will recover all or any portion of our investment in the well. Our drilling for oil and natural gas may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient quantities to cover drilling and completion costs thus which are not economically viable. Our efforts to identify commercially productive reservoirs, such as studying seismic data, the geology of the area and production history of adjoining fields, do not conclusively establish that oil and gas is present in commercial quantities. If our drilling efforts are unsuccessful we may never achieve profitability.

We do not operate any of our oil and gas properties.

     We do not operate any of the properties in which we have an interest. As a result, we have a limited or no control over:

     o    the timing of drilling and recompleting of wells;

     o    the timing and amounts of production;

     o    the approval of other participants in drilling wells;

     o    development and operating costs; and

     o    negative gas balance conditions.

These and other aspects of the operation of our properties and the success of our drilling and development activities are entirely dependent on the expertise and financial resources of our third-party operators.

We may be unable to make acquisitions of producing properties or prospects or successfully integrate them into our operations.

     Acquisitions of producing properties are an essential part of our long-term growth strategy. We may not be able to identify suitable acquisitions in the future or to finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, many of whom have substantially greater managerial and financial resources than we do. The successful acquisition of producing properties requires an assessment of recoverable reserves, exploration potential, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact and their accuracy inherently uncertain. Such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than existing properties. Our acquisitions may not be integrated successfully into our operations and may not achieve desired profitability objectives.

The failure to develop reserves could adversely affect our production and cash flows.

     Our success depends upon our ability to find, develop or acquire oil and gas reserves that are economically recoverable. We will need to conduct successful exploration or development activities or acquire properties containing proved reserves, or both. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to expand our oil and natural gas reserves from cash flows and external sources of capital may be limited or unavailable. Our drilling activities may not result in significant reserves and we may not have continuing success drilling productive wells. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations for which proved reserves have not been discovered. Additionally, while our revenues may increase if prevailing oil and gas prices increase significantly, our finding costs for reserves also could increase and we may not be able to finance additional exploration or development activities.

We may have difficulty financing our planned growth.

     We have experienced and expect to continue to experience substantial capital expenditure and working capital needs, particularly as a result of our property acquisition and development drilling activities. We will most likely require additional financing, in addition to cash generated from our operations, to fund our planned growth. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, additional financing may not be available to us on acceptable terms or at all. In the event additional capital resources are unavailable, we may be forced to curtail our acquisition, development drilling and other activities or to sell some of our assets on an untimely or unfavorable basis.

Oil and gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our business.

     Our revenues, profitability and future growth depend in part on prevailing natural gas and crude oil prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and crude oil that we can economically produce.

     Prices for natural gas and crude oil fluctuate widely, as evidenced by the recent volatility in natural gas prices in response to the war between the United States and Iraq. The prices for oil and natural gas are subject to a variety of factors beyond our control, including:

     o    the level of consumer product demand;

     o    weather conditions;

     o    domestic and foreign governmental regulations;

     o    the price and availability of alternative fuels;

     o    political conditions in oil and gas producing regions;

     o    the domestic and foreign supply of oil and gas;

     o    market uncertainty; and

     o    worldwide economic conditions.

We may not have good and marketable title to our properties.

     It is customary in the oil and gas industry that upon acquiring an interest in a non-producing property, that only a preliminary title investigation be done at that time. We have followed this custom to date and intend to continue to follow this custom in the future. If the title to our prospects should prove to be defective, we could lose the costs that we have incurred in their acquisition, or incur substantial costs for curative title work.

Competition in our industry is intense, and we are smaller and have a more limited operating history than most of our competitors.

     We compete with major and independent oil and gas companies for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for oil and gas prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to complete transactions in this highly competitive environment.

Oil and natural gas operations involve various risks.

     The oil and gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause us to experience substantial losses. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us.

     Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our natural gas and crude oil. Production from gas wells in many geographic areas of the United States, including Louisiana and Texas, has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where the Company's operations will be conducted. In such event, it is possible that there will be no market or a very limited market for the Company's production.

     As a result of operating hazards, regulatory risks and other uninsured risks, we could incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds available for exploration, development or acquisitions.

We lack insurance that would lower risks to our investors.

     We do not maintain any insurance against certain losses or liabilities which may arise from operations, including some pollution and environmental risks. We also do not have "key man" life insurance, or errors and omissions coverage. In addition to the operational risks that this poses for us, it may make it more difficult to recruit or maintain executive officers and directors.

We are subject to complex federal, state and local laws and regulations that could adversely affect our business.

     Oil and gas operations are subject to various federal, state and local government laws and regulations which may be changed from time to time in response to economic or political conditions. Matters that are typically regulated include:

     o    discharge permits for drilling operations;

     o    drilling bonds;

     o    reports concerning operations;

     o    spacing of wells;

     o    unitization and pooling of properties;

     o    environmental protection; and

     o    taxation.

     From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below allowed production capacity to conserve supplies of natural gas and crude oil. We also are subject to changing and extensive tax laws, the effects of which we cannot predict.

     The development, production, handling, storage, transportation and disposal of natural gas and crude oil, by-products and other substances and materials produced or used in connection with oil and gas operations are subject to laws and regulations primarily relating to protection of human health and the environment. The discharge of natural gas, crude oil or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may result in the assessment of civil or criminal penalties or require us to incur substantial costs of remediation.

     Legal and tax requirements frequently are changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, could harm our business, results of operations and financial condition.

Risks Related to the Ownership of our Stock

We may experience volatility in our stock price.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     o    quarterly variations in operating results;

     o    changes in financial estimates by securities analysts;

     o    changes in market valuations of other similar companies;

     o announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

     o    additions or departures of key personnel;

     o any deviations in net sales or in losses from levels expected by securities analysts; and

     o    future sales of common stock.

     In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Because our securities trade on the OTC Bulletin Board, market liquidity for our stock may be limited.

     The shares of our common stock have been listed and principally quoted on the Nasdaq OTC Bulletin Board since May 1994. Because our securities currently trade on the OTC Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person's written consent to the transaction prior to sale. Consequently, these rules may adversely effect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

Because our shares are deemed "penny stocks," you may have difficulty selling them in the secondary trading market.

     The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

A large number of shares will be eligible for future sale and may depress our stock price.

     Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of November 30, 2003, there were 12,582,827 shares of our common stock outstanding. We expect to have a registration statement for the resale of shares of our common stock by certain shareholders declared effective by the SEC by mid-January 2004. As of such time, over 4.5 million shares of our common stock will be freely tradeable without substantial restriction or the requirement of future registration under the Securities Act of 1933. The remainder of our outstanding shares, most of which are held by our officers, directors and greater than 5% shareholders, may be sold without registration under the exemption from registration provided by Rule 144 under the Securities Act. In addition, as of November 30, 2003, an additional 1,209,590 shares were subject to outstanding options or warrants or were issuable upon the conversion of our Class A Preferred Shares.

     Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We do not have cumulative voting and a small number of existing shareholders control our company, which could limit any individual shareholder's ability to influence the outcome of shareholder votes.

     Our shareholders do not have the right to cumulative votes in the election of our directors. Cumulative voting, in some cases, could allow a minority group to elect at least one director to our board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the members of our board of directors.

     Our executive officers and directors, together with our two largest shareholders, beneficially own as of September 30, 2003 approximately 56% of our common stock. As a result, these entities and individuals will be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

Our Articles of Incorporation contain provisions that discourage a change of control.

     Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors' approval. Our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to shareholders.

Item 2.  Description of Properties

     The Company's oil and gas leasehold properties, as well as its mineral properties are described above in Item 1. In addition to the properties described above, our principal executive offices are located in leased office space at 6 East Rose Street, Walla Walla, WA 99362. This lease provides for a monthly rental rate of $400 and expires in June, 2004. We also have mineral rights in a number of properties, although we do not presently consider them to be material to our business on a going forward basis.

Item 3.  Legal Proceedings

     There are no currently threatened or pending claims against Cadence.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Our Common Stock

     Our  common  stock  trades  under the symbol  CDNR on the  Over-the-Counter
Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. Approximately fifteen professional market makers hold themselves out as willing to make a market in our common stock. Following is information about the range of high and low bid prices for our common stock for each fiscal quarter in the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

       Quarter Ended                                     High Bid Quotation    Low Bid Quotation
       ------------------------------------              ------------------    -----------------
       December 31, 2001                                      $  .87                 $  .65
       March 31, 2002                                         $ 1.01                 $  .90
       June 30, 2002                                          $ 1.35                 $ 1.15
       September 30, 2002                                     $ 1.65                 $ 1.30

       December 31, 2002                                      $ 1.90                 $ 1.51
       March 31, 2003                                         $ 1.75                 $ 1.40
       June 30, 2003                                          $ 1.85                 $ 1.40
       September 30, 2003                                     $ 3.55                 $ 1.75

       December 31, 2003                                      $ 3.60                 $ 2.75

Equity Compensation Plan Information

     We do not have any written equity compensation plans, but occasionally issue options or warrants to employees, directors or consultants to purchase goods or services. The table below sets forth certain information as of Cadence's fiscal year ended September 30, 2003 regarding the shares of Cadence's common stock (i) available for grant or granted under outstanding stock options or (ii) issuable upon exercise of warrants granted as compensation for services.

                                                                                      Number of securities remaining
                             Number of securities to be       Weighted-average        available for future issuance
                             issued upon exercise of          exercise price of       under equity compensation
                             outstanding options, warrants    outstanding options,    plans (excluding securities in
                             and rights                       warrants and rights     the first column of this table)
----------------------------------------------------------------------------------------------------------------------
Compensatory warrants or                   -0-                         -0-                          -0-
options approved by
security holders

Compensatory warrants or
options  not approved by
security holders                        1,174,640                     $1.45                         -0-

Holders

     As of November 30, 2003, there were 434 holders of record of our common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in "street name."

Dividends

     There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on our common stock.

Recent Sales of Unregistered Equity Securities

     From July through October 2002, Cadence sold an aggregate of 212,500 units to 7 accredited investors, each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for an aggregate of $140,625. Each warrant is exercisable at a price of $1.35 per share and expires three years from the date of issuance. No sales commissions were paid in connection with this transaction. The units were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On October 17, 2002, Cadence issued 13,500 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     Between November 2002 and March 2003, Cadence issued 34,950 shares of Class A Preferred Shares to 8 investors who were not US persons under Regulation S of the Securities Act for an aggregate of $52,425. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Regulation S of the Securities Act.

     During fiscal 2003, Howard M. Crosby made two loans to Cadence. One loan in December 2002 was in the principal amount of $70,000, bearing interest at 5% and the other loan made in February 2003 in the principal amount of $50,000 bearing interest at a rate of 8%. Cadence issued 14,000 shares of its common stock as an inducement to making the $70,000 loan and 20,000 shares as an inducement to making the $50,000 loan. Cadence repaid $60,000 and has agreed to issue 4,000 shares of its common stock in repayment of the remaining $10,000 principal amount outstanding on the $70,000 loan. Cadence repaid $25,000 of the $50,000 loan in cash and issued 25,000 shares of its common stock to repay the remaining $25,000 principal amount outstanding. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

     In February 2003, Kevin Stulp, one of Cadence's directors, made a bridge loan to Cadence in the principal amount of $50,000, bearing interest of 8% per annum. Cadence issued 20,000 shares of its stock to Mr. Stulp as an inducement to making the loan. In July 2003, Cadence issued 25,000 shares of its stock in repayment of $25,000 of the principal amount of such loan and 100,000 shares of common stock upon the exercise of a warrant at $.75 per share. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

     On February 4, 2003, Cadence issued an aggregate of 150,000 shares of its common stock to four of its officers and/or directors in consideration of services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On February 19, 2003, Cadence issued 5,000 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On February 19, 2003, Cadence issued 40,000 shares of its common stock to an accredited investor as an inducement for making a loan to Cadence of $100,000. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     Between April and May 2003, Cadence issued an aggregate of 44,000 shares of its common stock to two sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On May 7, 2003, Cadence issued an aggregate of 75,000 shares of its common stock to four of its officers and/or directors in consideration of services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On May 7, 2003, Cadence issued 10,000 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     Between May and August 2003, Cadence sold an aggregate of 730,000 shares of its common stock to 16 accredited investors for an aggregate of $710,000. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

     On February 19, 2003, Cadence issued 6,000 shares of its common stock to one sophisticated investor in consideration for a loan of $30,000, which was subsequently repaid.

     In June 2003, Nathan Low loaned $300,000 to Cadence Resources Corporation Limited Partnership, of which Cadence was the sole general partner and Mr. Low was the sole limited partner. As partial inducement for making this loan, Cadence issued Mr. Low 120,000 shares of common stock. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     In July 2003, CGT Management, Ltd. loaned Cadence $300,000 at 10% interest. See "Related Parties Transactions." As an inducement for making the loan, Cadence issued 120,000 shares to CGT Management. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On July 1, 2003, Cadence issued an aggregate of 95,000 shares of its common stock to four of its officers and/or directors in consideration of services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     In August 2003, Cadence issued 102,000 shares of its common stock to four sophisticated investors in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     On September 15, 2003, Cadence issued an aggregate of 95,000 shares of its common stock to four of its officers and/or directors in consideration of services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

     Between September and October 2003, Cadence sold an aggregate of 1,721,400 shares of its common stock to 29 accredited investors for an aggregate of $4,303,500. Sales commissions consisting of (i) $376,565 in cash, (ii) 11,000 shares of common stock valued at $2.90 per share or $31,900 in the aggregate and
(iii) options to purchase 162,140 shares of common stock at $2.50 per share to one finder or an entity controlled by such finder, and additional fees totaling $11,250 to two other finders. All finders are accredited investors. The shares and warrant were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operations

     You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included at pages F-1 to F-39 of this Form 10-KSB. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in "Risk Related to our Business."

Overview

     We were formed in 1969 as Royal Resources, Inc. to acquire and develop mineral properties and we pursued mining operations under several different names until mid-2001 when we changed our name to Cadence Resources Corporation, split our stock on a 1-for-20 reverse basis, and changed our business to acquiring, exploring and developing oil and gas properties. The current management of Cadence, Mr. Crosby and Mr. Ryan, assumed control of Cadence in 1996, in connection with the acquisition of Cadence by an entity they controlled. Although the management of Cadence has been reduced in size since 1996, our key executives, Mr. Crosby and Mr. Ryan, have remained with Cadence.

     Following a corporate reorganization in May 2001 to shift our focus to oil and gas exploration, we began to lease oil and gas properties in Louisiana in the fall of 2001, and in both Texas and Louisiana in fiscal 2002, but did not produce commercial quantities of oil and gas until the fourth quarter of the fiscal year ended September 30, 2002, when production began from our properties in Texas. During the fourth quarter of 2003, we began to produce gas from our properties in Louisiana that we are exploring together with Bridas Energy USA, Inc.

     As a result of our change from a mineral exploration company to an oil and gas exploration company, in 2001 our Board determined to write-off and dispose of our inventory of mineral properties to the greatest extent possible. Because mineral properties at the exploration stage have limited marketability, and because the management of Cadence does not have the extensive time it would take to attempt to reach the limited number of buyers for our properties, we have not been successful at disposing of our properties in outright arms' length sales, but have chosen to write-down the carrying value of a substantial majority of our properties to zero, or to sell the properties to other entities controlled by the management of the Company in non-arms' length transactions.

Recent Developments

     On October 30, 2003, we filed a registration statement with the SEC, registering over 3.5 million shares of our common stock for resale by certain of our shareholders. We expect this registration statement to be declared effective by the SEC by mid-January 2004.

     During September 2003, and to a minor extent in October 2003, we received net proceeds of approximately $3.88 million from the sale of 1,721,140 shares of our common stock on a private placement basis to a small group of individuals and entities. Approximately $967,000 of these net proceeds were used to repay indebtedness and approximately $75,000 was used to payoff nearly all of our existing accounts payable, with the remainder to be used for our exploration and development drilling through fiscal 2004.

     Also in the fourth quarter of fiscal 2003, we began to generate greater revenues from our oil wells in Texas as a result of the successful completion of two new wells and the reworking of an existing well which quintupled our production. As a result, we received net revenues of $83,433 and $59,519 from our Texas production in the months of August and September 2003, respectively, as compared to net revenues of $18,704 and $18,481 from Texas production in the months of June and July 2003, respectively. During October and November 2003, we received net revenues from our Texas production of $76,705 and $76,426, respectively.

Capital Resources and Liquidity

     From our reorganization in mid-2001 until the end of our 2003 fiscal year on September 30, 2003, we funded our operations principally through the private sale of equity securities, borrowings from officers, directors and shareholders, and borrowings from third party individuals.

     We realized net proceeds of $123,000 from the sale of our common stock during our 2001 fiscal year, net proceeds of $941,900 from the sale of our common stock and warrants during fiscal year 2002, and net proceeds of approximately $4,830,000 from the sale of our common stock, preferred stock and warrants during the year ended September 30, 2003.

     In our fiscal years ended September 30, 2001 and 2002, we received approximately $92,000 and $86,000 from the sale of investments in various public companies. The sales of these investments were made to fund our working capital needs. Prior to our refocus upon the exploration and development of oil and gas properties, we would from time to time make investments in public companies. These investments were passive in nature and were generally relatively small. Given our focus on oil and gas, future investments of this nature are likely to be limited to opportunities that are of some strategic value to our core oil and gas business and are likely to be less passive in nature.

     In our 2001 fiscal year, we borrowed $125,000 from Howard Crosby, (an officer and shareholder of Cadence) and $10,000 from Dotson Exploration, a related party which is 48% owned by Messrs. Crosby and Ryan. These amounts were repaid in fiscal 2002 for cash of $45,000, and 300,000 shares of our common stock. In fiscal 2002, we had no net borrowings, and in the year ended September 30, 2003, we had total borrowings of $300,000, of which $140,000 was repaid in cash and $50,000 of which was repaid by the issuance of 50,000 shares of stock prior to the fiscal year-end. As of September 30, 2003, $50,000 of the balance of $110,000 was owed to Nathan A. Low, a shareholder of Cadence, while the remaining $60,000 was owed to Mr. Crosby. As of November 30, 2003, these balances had been repaid.

     We spent  $19,000 in fiscal  2001,  $144,000 in fiscal 2002 and $321,000 in the year ended September 30, 2003, for oil and gas lease expenses and lease operating expenses. In the same periods we spent $0, $134,000 and $145,000, respectively, for oil and gas drilling, production and operating expenses. Furthermore, given our capital constraints, we have been unable to employ full time technical and professional people, a small portion of which is for geologists and other oil and gas professionals. Consequently, we have obtained services largely on a consulting basis. We spent approximately $114,000 in fiscal 2001, $934,000 in fiscal 2002, and $591,000 in the year ended September 30, 2003 for consulting services in various disciplines.

     During fiscal 2002 and fiscal 2003, we purchased fixed assets in the amounts of $172,000 and $183,000, respectively. These expenditures were primarily related to the purchase of well equipment, including pipelines, tanks, casings and pumping units.

     As of September 30, 2003, we had cash and cash equivalents of approximately $3.6 million and at November 30, 2003, had cash and cash equivalents of approximately $1.21 million. All of the net proceeds remaining from our September 2003 sale of common stock will be used to pay our portion of the costs of drilling and completing wells on our DeSoto Parish acreage together with Bridas Energy. We anticipate funding our operating and administrative overhead out of revenues from the sale of our Texas oil production and our recently added Louisiana gas production.

     For the years ending September 30, 2002 and 2001, our auditors expressed a going concern qualification on our audited financial statements. Subsequent to the date of those financial statements, in September and October 2003 we raised approximately $4.3 million in a private placement of our common stock, with a substantial portion of the net proceeds to be used to fund future operations. We believe that the proceeds received from our recent stock sales, together with internally generated funds expected from our oil and gas production during the next year, should be sufficient to meet our working capital and capital expenditure requirements through the middle of fiscal 2004. Accordingly, there is no going concern qualification from our auditors on our financial statements for the year ended September 30, 2003.

Results of Operations

Years ended September 30, 2003 and 2002

         Revenues

     During the year ended September 30, 2003, revenues from the sale of oil and gas totaled approximately $337,355, all from production from our wells in Texas. This revenue came from the sale of 11,447 net barrels of oil at an average price of $29.47 per barrel. We also realized a cash receipt of $50,000 in April 2003 from Bridas Energy upon transfer of drilling and production rights in our leasehold acreage in DeSoto Parish, Louisiana that we are currently exploring with them on a joint basis. No revenues from oil and gas exploration were received in the comparable period of fiscal 2002.

         Expenses

     Our expenses during fiscal 2002 and 2003 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, leases, drilling expenses, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

     The following table is a comparison of Cadence's two general categories of expenses for the years ended September 30 2003 and 2002, and the percentages each of these categories comprise of total expenses:

                                                                       Year Ended September 30,
                                                  ---------------------------------------------------------------------
                                                                   % of 2003 Total                      % of 2002 Total
                                                      2003             Expenses            2002             Expenses
                                                  --------------   ----------------    --------------   ---------------
Corporate and Administrative Overhead             $ 1,732,756            74.8%         $1,230,956              81.3%
Expenses from Oil and Gas Operations                  583,393            25.2%            282,682              18.7%
                                                  --------------   ----------------    --------------    -------------
Total Expenses                                    $ 2,316,149           100.0%         $1,513,638             100.0%
                                                  ==============   ================    ==============    =============

     The Company's general and administrative expenses increased from fiscal 2002 to fiscal 2003 by approximately $555,000, principally because of increased compensation for officers and directors and increased fees to professional service providers paid for their services in connection with private placements of our of stock and the formation of the Cadence Resources Corporation Limited Partnership.

     The comparable year to year increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2003 and 2002. These expenses almost doubled from year to year, principally due to an increase in the level of activity in leasing additional properties.

                                                                        Year Ended September 30,
                                                  --------------------------------------------------------------------
                                                                2003                                2002
                                                  ---------------------------------    -------------------------------
                                                      2003           % of Total            2002           % of Total
                                                                      Expenses                             Expenses
                                                  --------------   ----------------    --------------     ------------
     Exploration and drilling                       $109,968             18.8%           $128,974              45.6%
     Depreciation, depletion and amortization         57,310              9.8%              4,312               1.5%
     Oil and gas lease expenses                      302,204             51.8%            131,812              46.6%
     Oil and gas production costs                     34,577              6.0%              5,305               1.9%
     Oil and gas lease operating expenses             19,334              3.3%             12,279               4.4%
     Oil and gas consulting                           60,000             10.3%                 --                --
                                                  --------------   ----------------    --------------    -------------
Total Expenses from oil and gas operations          $583,393            100.0%           $282,682             100.0%
                                                  ==============   ================    ==============    =============

     Exploration and drilling expenses decreased approximately 15% from fiscal 2002 to fiscal 2003 due to fewer wells being drilled on our Texas properties in 2003 in anticipation of implementing an intensive drilling program in DeSoto Parish in fiscal 2004. Oil and gas lease expenses increased 230% between the two periods due to an increased leasing program on the West Electra Prospect in fiscal 2003, as well as our new leasing program in Kansas. Oil and gas production costs and lease operating expenses increased between the two periods due to approximately 500% higher production in 2003 than in 2002. Oil and gas consulting costs were first attributable to production activities in fiscal 2003.

Recent Accounting Pronouncements

     There have been no recently issued accounting pronouncements which we expect to have a material effect on our consolidated financial position or results of operations.

Item 7.  Financial Statements

     The Financial Statements of the Company appear at pages F-1 to F-39.

Item 8.  Changes in and Disagreements with Accountants.

     There have been no disagreements with accountants on accounting and financial disclosures from the inception of the Company through the date of this Annual Report.

Item 8A.  Controls and Procedures.

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-KSB and have determined that such disclosure controls and procedures are effective.

     Subsequent to their evaluation, there were no significant changes in internal controls that could significantly affect such controls subsequent to the date of their evaluation.

                                    PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth the name, age and position of each of our officers and directors:

                       Name                  Age                      Position
                       ----                  ---                      --------
       Howard M. Crosby                       51           President, Treasurer and Director
       John P. Ryan                           42           Vice President, Secretary and Director
       Kevin Stulp                            47           Director

     Under our Bylaws, the authorized number of directors of our company is set at no fewer than three and no more than ten directors. We currently have a board of directors with three members. Each director serves for a term of one year that expires at the following annual shareholders' meeting. Each officer serves at the pleasure of the board of directors and until a successor has been qualified and appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

     We did not conduct an annual meeting following the fiscal year ended September 30, 2002. Therefore, the directors continue to serve beyond their elected term under provisions of the Utah Revised Business Corporation Act providing that the existing directors continue to serve until their successors are elected or appointed. Set forth below is certain biographical information regarding each of our directors and executive officers:

     Mr. Crosby has served as our President and a director since February 1994. He has served as our treasurer since January 1998. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. Mr. Crosby received a B.A. degree from the University of Idaho. Mr. Crosby is also an officer and director of Western Goldfields, Inc., a publicly traded gold mining exploration company, and Dotson Exploration Company, Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines Company), and Great Wall Minerals, Ltd., all privately held companies.

     Mr. Ryan has served as our Vice President of Corporate Development since September 1996, as Secretary since October 1998 and as a member of our board of directors since April 1997. Mr. Ryan is a degreed mining engineer. From June 1996 to February 2000, Mr. Ryan served in various positions, such as President, Secretary and Director for Metalline Mining Company and Grand Central Silver Mines. From August, 2000 to the present, he has served as a Director and the Chief Financial Officer of Trend Mining Company, a publicly traded mineral exploration and development company and from July, 2000 to the present, he has served as a Director and Chief Financial Officer of Western Goldfields, Inc., a publicly traded gold mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Oxford Metallurgical, Inc., Nevada-Comstock Mining Company, Great Wall Minerals, Ltd., Continental Timber Company, Inc., Rio Grande Resources, Inc., and Dotson
Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan's time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

     Mr. Stulp has served as a director since March 1997. Since August 1995, Mr. Stulp has been an independent consultant in the fields of volume electronics and manufacturing, general business consulting, business strategy, business use of the Internet, automation and integration through computers, and financial analysis. From December 1983 to July 1995, Mr. Stulp held various positions with Compaq Computer Corporation, including industrial engineer, new products planner, manufacturing manager, director of manufacturing and director of manufacturing reengineering. Mr. Stulp holds an M.B.A. and B.S. in Mechanical Engineering, both from the University of Michigan, and a B.S. from Calvin College, Grand Rapids, Michigan.

     Set forth below is certain biographical information about our primary geological consultant. While not an employee of ours, he is under contract to provide us with consulting services on a 75% of full-time basis.

     Mr. Lucius C. Geer has served as our chief consulting geologist since July 2001 and has been an independent geological consultant since 1971. Prior to that he held positions as Chief of Exploration for Texas Crude, Inc., a private Houston based oil and gas company. From 1966-1969 he was the Division Exploration Manager for Signal Oil & Gas based in Los Angeles. From 1957-1966 he was the Division Geophysicist for Union Oil of California (UNOCAL). Mr. Geer has an M.S. in Geology from the University of Houston and a B.S. in Geology from Mississippi State University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to the Company during the 2003 fiscal year, and Forms 5 furnished to the Company with respect to such fiscal year, the Company's officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements except as follows: Mr. Howard M. Crosby failed to timely file a Form 4 for transactions that occurred on February 4, 2003, February 19, 2003 (two transactions), May 7, 2003, July 17, 2003 and September 15, 2003; Mr. John P. Ryan failed to timely file a Form 4 for transactions that occurred on February 4, 2003, May 7, 2003, July 17, 2003 and September 15, 2003 (two transactions); Mr. Kevin D. Stulp failed to timely file a Form 4 for transactions that occurred on February 4, 2003, February 19, 2003, May 7, 2003, July 17, 2003 and September 15, 2003; Crosby Enterprises, Inc. failed to timely file a Form 4 for a transaction on September 15, 2003; Dotson Exploration Company failed to timely file a Form 4 for a transaction on September 15, 2003. Messrs. Crosby, Ryan, Stulp as well as Crosby Enterprises, Inc. and Dotson Exploration Company each failed to timely file a Form 5 to report these transactions, but are currently in the process of preparing and filing a Form 5 to report them.

Code of Ethics

     We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Our Code of Ethics is attached to this Form 10-KSB as Exhibit 14.

Item 10.  Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table sets forth certain summary information regarding compensation paid or accrued by us to or on behalf of our executive officers (determined as of September 30, 2003) for the fiscal years ended September 30, 2003, 2002 and 2001. None of our executive officers has any employment or other written agreement relating to his compensation.

                                                                                 Long Term Compensation
                                                                    -------------------------------------------------
                                      Annual Compensation                    Awards                  Payouts
                            ------------------------------------------------------------------------------------------
                                                                                 Securities
                                                          Other     Restricted     Under-
  Name and                                                Annual       Stock        Lying     LTIP          All Other
  Principal                     Salary(1)      Bonus   Compensation   Award(s)     Options/  Payouts     Compensation
  Position            Year         ($)          ($)       ($)           ($)        SARs(#)     ($)            ($)
------------------    ----  -------------    --------  ------------ -----------  ----------  -------     --------------
Howard M. Crosby      2003  $   178,000(2)      --         --       $        --       --       --             --
Chief Executive       2002  $   93,000 (2)      --         --       $        --       --       --             --
Officer               2001  $    42,400(2)      --         --       $        --       --       --             --

John P. Ryan          2003  $   222,500(3)      --         --       $        --       --       --             --
Vice President and    2002  $   144,255(3)      --         --       $        --       --       --             --
Secretary             2001  $    42,400(3)      --         --       $        --       --       --             --

Guma Aguiar           2003     $109,600(4)      --         --       $        --       --       --             --

---------------

(1) Salary was structured to be paid part in cash and part in stock for all three fiscal years shown. The stock portion, 20,000 shares per quarter for the last two quarters of fiscal 2001 and for all four quarters of fiscal 2002 and 2003, was accrued quarterly and valued as of the final quotation on the last day of each quarter. Of the shares awarded, 5,000 shares per quarter were for executive compensation, and 15,000 shares per quarter were for services as a director. The amounts reflect the total of cash plus the value all shares received for services as an officer and director.

(2) The cash portion of Mr. Crosby's salary for fiscal 2003 was $62,500, of which he received $18,000 in fiscal 2003, payment of the remaining $44,500 having been deferred until after the end of fiscal 2003. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $34,000 for the first quarter, $29,000 for the second quarter, $33,000 for the third quarter and $65,000 for the fourth quarter, for a total of $161,000 in stock compensation and $212,255 in total compensation. The cash portion of Mr. Crosby's salary for fiscal 2002 was set at $51,255, which he elected to defer until the Company had adequate production revenues to cover this salary. Accordingly, he received this payment after the end of fiscal 2003. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded:
     $15,000 for the first quarter, $19,000 for the second quarter, $24,000 for the third quarter and $30,000 for the fourth quarter, for a total of $88,400 in stock compensation and $139,655 total compensation. The cash portion of Mr. Crosby's salary for fiscal 2001 was set at $25,000.

     However, he received 83,500 shares of our common stock in lieu thereof, which had a market value, when issued in January 2002, of $25,000. In addition, he received 40,000 shares of our common stock, 20,000 per quarter for each of the last two quarters of the fiscal year. These were valued at the closing price at the end of the quarter for which the shares were awarded: $11,000 for the third quarter and $15,000 for the fourth quarter, for a total of $26,000 in stock compensation and $51,000 in total compensation.

(3) The cash portion of Mr. Ryan's salary for fiscal 2003 was $62,500. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $34,000 for the first quarter, $29,000 for the second quarter, $33,000 for the third quarter and $65,000 for the fourth quarter, for a total of $161,000 in stock compensation and $212,255 in total compensation. The cash portion of Mr. Ryan's salary for fiscal 2002 was $51,255, of which $6,255 was paid after the end of fiscal 2003. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $15,000 for the first quarter, $19,000 for the second quarter, $24,000 for the third quarter and $30,000 for the fourth quarter, for a total of $88,400 in stock compensation and $139,655 total compensation. The cash portion of Mr. Ryan's salary for fiscal 2001 was set at $25,000. However, this was later paid through the issuance of 30,000 shares of our common stock valued at $9,000 and the transfer of shares the Company owned in Trend Mining Company valued at $16,000. In addition, he received 40,000 shares of our common stock, 20,000 per quarter for each of the last two quarters of the fiscal year. These were valued at the closing price at the end of the quarter for which the shares were awarded: $11,000 for the third quarter and $15,000 for the fourth quarter, for a total of $26,000 in stock compensation and $51,000 in total compensation.

(4) Mr. Aguiar served as an executive officer and a director for the last quarter of fiscal year 2002 and for the first three quarters of fiscal year 2003 (through June 30, 2003). During fiscal year 2002 he received $10,000 of cash compensation and deferred $5,000. During fiscal year 2003 through June 30, 2003 he was entitled to cash compensation of $45,000 of which he received $15,000 in cash and deferred $30,000. In the final period of fiscal year 2003 he was entitled to $15,000 of non-executive compensation. In September 2003, and subject to a previous Board of Directors decision, he received 66,667 shares of stock, which had an agreed upon value of $50,000, for his past due deferred salary from fiscal years 2002 and 2003. He resigned as an executive officer and director effective June 30, 2003, but continues to work as an employee.

Stock Option Grants

     During fiscal 2003, no stock options were granted to the named executive officers.

Option Values

     The following table contains information concerning the number of shares acquired and value realized from the exercise of options during fiscal 2003 and the number of unexercised options held by the named executive officers at September 30, 2003.

                                       Aggregate Option Exercises in Last Fiscal Year
                                                             And
                                                Fiscal Year End Option Values

                                                                                                  Value of Unexercised
                                                               Number of Shares of                In-The-Money Options
                                                             Common Stock Underlying            at Year End (September 30
                                                               Unexercised Options                      2003)(1)
                                                         at Year End (September 30) 2003                  ($)
                                                         --------------------------------- -----------------------------------
                              Shares
                             Acquired
                                On       Value Realized
          Name               Exercise         ($)         Exercisable     Unexercisable      Exercisable     Unexercisable
-------------------------- ------------- --------------- --------------- ----------------- ---------------- ------------------
Howard M. Crosby               70,834    $     141,668            --                 --                --                --

John P. Ryan                   36,834    $      73,668            --                 --                --                --

Guma Aguiar                        --               --       200,000                 --    $      380,000                --

---------------
(1) Options are "in-the-money" if the market price of a share of common stock exceeds the exercise price of the option.

Option/SAR Grants

     In January 1992, the shareholders of Royal Silver Mines, Inc. approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of our common stock could be awarded based on merit of work performed. As of September 30, 2003, 638 shares of common stock have been awarded under this Plan, of which none are currently outstanding and exercisable. We currently have no other qualified stock or option plans.

     Absent an approved qualified plan, the Board has chosen to make option or warrant awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist us in implementing our business plan and to provide long term additional incentive. These options or warrants, as awarded, are not awarded pursuant to a qualified plan but are specific individual awards with varying terms and conditions. In some instances, the Board has reserved the right to cancel these awards for non-performance or other reasons, or has established a vesting schedule pursuant to which the award is earned.

Director Compensation

     As of October 1, 2003, we compensate our directors in cash and in shares of our common stock. We grant our directors (employee and nonemployee) 12,500 shares per quarter of completed service. In addition, the Board members may be granted stock options pursuant to Board recommendation and approval. We also pay our nonemployee directors $1,600 for each board meeting they attend in person and $600 for each telephonic meeting and our employee directors $600 for each board meeting they attend in person.

     During fiscal 2003, 225,000 shares were awarded to our directors as compensation. There are no contractual arrangements with any member of our board of directors. In addition, we granted options to purchase

200,000 shares of common stock to Kevin Stulp, a nonemployee director at an exercise price of $0.75 per share. Mr. Stulp exercised 100,000 of these options in the fiscal year 2003. Mr. Stulp's remaining options expire on March 1, 2007. During fiscal 2002, we also granted options to purchase 200,000 shares of common stock to Guma Aguiar, who, at the time of grant was an employee director, at a price of $1.35, which options expire on July 8, 2007. Mr. Aguiar resigned his position as a director effective June 30, 2003.

                          Nonemployee Director Options
                               September 30, 2003
                                                                                  Shares of Common Stock
Name                                                                          Underlying Unexercised Options
Kevin Stulp                                                                                100,000

 Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of September 30, 2003, certain information with respect to the beneficial ownership of Cadence's common stock by (i) each person known by Cadence to beneficially own more than 5% of the outstanding shares, (ii) each director of Cadence, (iii) each executive officer of Cadence and (iv) all executive officers and directors of Cadence as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Cadence's common stock set forth opposite such person's name.

               Name and Address of                  Amount and Nature of               Percent of
              Beneficial Owner (1)                Beneficial Ownership (2)       Outstanding Shares (3)
    ------------------------------------------ -------------------------------- --------------------------

    Howard Crosby ...........................               1,201,218 (4)                      9.71%

    John Ryan ...............................                 976,734 (5)                      7.89%

    Kevin Stulp..............................                 290,250 (6)                      2.33%

    Nathan A. Low Roth IRA and affiliates....               2,260,492 (7)                     18.30%
    641 Lexington Avenue
    New York, New York

    Thomas Kaplan............................               2,410,992 (8)                     19.49%
    154 West 18th Street
    New York, New York

    All executive officers and directors ....               2,359,202 (9)                     18.91%
    as a group (3 persons)

---------------

*      Less than 1%

(1) Under the rules of the SEC, addresses are only given for holders of more than 5% of the outstanding common stock of Cadence who are not officers or directors of Cadence.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3) Represents the number of shares of common stock beneficially owned as of September 30, 2003 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares not outstanding, but beneficially owned by such named person or group as of such date.

(4) Includes 204,168 shares of common stock held by Crosby Enterprises, Inc. and 109,000 shares of common stock owned by Dotson Exploration Company. Effective December 31, 2003, Mr. Crosby transferred 150,000 shares of common stock to the Lillian Jean Kaplan Foundation.

(5) Includes 190,750 shares of common stock owned by Nancy Martin-Ryan; 45,000 shares of common stock owned by Nancy Martin Ryan as custodian for Karen Ryan; 45,000 shares of common stock owned by Nancy Martin Ryan as custodian for Patrick Ryan; 150,000 shares owned by J.P. Ryan Company, Inc.; 109,000 shares of common stock owned by Dotson Exploration Company; and 87,500 shares of common stock owned by Andover Capital Corporation. Effective December 31, 2003, Mr. Ryan transferred 150,000 shares of common stock to the Lillian Jean Kaplan Foundation.

(6)  Includes options currently exercisable for 100,000 shares of common stock.

(7) Includes 131,000 shares of common stock owned by Nathan A. Low, individually, 40,000 shares of common stock held by the Nathan A. Low Family Trust and options to purchase 100,000 shares of common stock owned by Lisa Low as Custodian for Daniel Low, Michael Low, Gabriel Low and Chantal Low.

(8) Consists of 480,811 shares of common stock owned by LCM Holdings LDC, 480,811 shares of common stock owned by Electrum Resources, LLC, 1,329,370 shares of common stock owned by Electrum Capital, LLC and 120,000 shares of common stock owned by CGT Management Ltd.

(9) Includes options currently exercisable for 100,000 shares of common stock; 204,168 shares of common stock held by Crosby Enterprises, Inc.; 109,000 shares of common stock owned by Dotson Exploration Company; 190,750 shares of common stock owned by Nancy Martin-Ryan; 45,000 shares of common stock owned by Nancy Martin Ryan as custodian for Karen Ryan; 45,000 shares of common stock owned by Nancy Martin Ryan as custodian for Patrick Ryan; 150,000 shares owned by J.P. Ryan Company, Inc.; and 87,500 shares of common stock owned by Andover Capital Corporation

 Item 12.  Certain Relationships and Related Transactions

     Nevada-Comstock Mining Company, formerly Caledonia Silver-Lead Mines, Inc., is owned approximately 1.2% by Howard Crosby, chief executive officer and director, 1.2% by John Ryan, vice president and director, and 35% by Cadence. Cadence had unpatented mineral claims in Kil Group and West Mullan Group, which it sold during the fiscal year ended September 30, 2002, to Caledonia in exchange for 3,501,980 shares of Caledonia's common stock, par value $.10 per share. The Board of Directors valued the Caledonia shares at $350,198. The board of directors deemed the value of Kil Group and West Mullan Group to be de minimus, recording all but $20,000 of the amount received as gain.

     Messrs. Crosby and Ryan collectively own in excess of 40% of the stock of Dotson Exploration Company and they are the sole officers and directors of Dotson. Dotson owns 109,000 shares of Cadence's shares of common stock. During fiscal year 2002 and the first quarter of fiscal year 2003, Cadence repaid Dotson a loan in the amount of $10,000 and Cadence made two loans to Dotson, one for $35,000 and one for $20,000, each at an interest rate of 10% per annum. Dotson transferred to Cadence marketable securities of the common stock of two unaffiliated companies, Enerphaze Corporation and The Williams Companies, valued by the Board of Directors at $33,380 as partial payment of the amount loaned. During the nine months ended June 30, 2003, Dotson repaid the $20,000 loan in cash. Of the total amount of principal and interest Dotson owed Cadence, $57,100, the amount of $3,720 remained outstanding at September 30, 2003, which amount is payable on demand and bears interest at 10% per annum.

     In September 2000, Cadence, through its wholly owned subsidiary, Celebration Mining Company, entered into a 5-year, $6,000 per year lease agreement with Oxford Metallurgical, Inc., a company of which Messrs. Crosby and Ryan collectively own a majority, on Cadence's Palisades Group property consisting of eight unpatented mineral claims. The lease permitted payment in cash or 10,000 Oxford shares per $3,000 of lease payments. Cadence terminated the lease in fiscal 2002.

     In October 2001, Cadence issued 200,000 shares of its common stock to Mr. Crosby for cash in the amount of $60,000. On January 15, 2002, Cadence issued 100,000 shares of its common stock to Mr. Crosby in payment of a loan made to Cadence in the principal amount of $30,000 in the November 2001. On January 22, 2002, Mr. Crosby made an additional loan of $30,000 bearing interest at 8% for which Cadence issued him 15,000 shares valued at $4,500 as an inducement to making the loan.

     On January 22, 2002, Cadence transferred 41,667 shares of the common stock it owned in Trend Mining Company, of which Mr. Ryan is a director, to Mr. Ryan in payment of past due salary of $16,000. Further, in October 2001, Mr. Ryan transferred marketable securities of Enerphaze Corporation valued at $90,000 to Cadence in exchange for 300,000 shares of Cadence, which shares are held by J.P. Ryan Company, Inc. held 100% by John Ryan, Andover Capital Corporation held 100% by John Ryan, and Dotson Exploration Company.

     In April 2002, Mr. Crosby purchased 83,334 Cadence investment units and Mr. Ryan purchased 43,334 Cadence investment units at $0.30 per unit, each unit consisting of one share of common stock and one warrant exercisable at $0.30 (see also below description of additional purchases of units by significant shareholders). The warrants contained a provision which allowed cashless exercise when and if Cadence common stock traded at or above $1.50 per share. Also, in April 2002, Cadence issued to Mr. Ryan 6,800 shares of its common stock in repayment of 6,800 Cadence shares owned by Mr. Ryan that he had transferred to third parties to pay Cadence invoices.

     During fiscal 2003, Mr. Crosby made two loans to Cadence. One loan in December 2002 was in the principal amount of $70,000, bearing interest at 5% and the other loan made in February 2003 was in the principal amount of $50,000 bearing interest at a rate of 8%. Cadence issued 14,000 shares of its common stock valued at $10,920, as an inducement to making the $70,000 loan and 20,000 shares valued at $15,600, as an inducement to making the $50,000 loan. The $50,000 loan was one of three bridge loans, one for $50,000 from Kevin Stulp (see below) and one for $100,000 from the Nathan A. Low Family Trust (see below). Cadence repaid $60,000 in cash subsequent to the end of the fiscal year. In addition, Cadence issued 4,000 shares of its common stock in repayment of the remaining $10,000 principal amount outstanding on the $70,000 loan. Cadence repaid $25,000 of the $50,000 loan in cash during fiscal 2003 and repaid the remaining $25,000 principal amount outstanding subsequent to the end of the fiscal year. Mr. Crosby waived the interest on both loans, which Cadence has recorded as income.

     In February 2003, Kevin Stulp, director, made a bridge loan to Cadence in the principal amount of $50,000, bearing interest of 8% per annum. Cadence issued 20,000 shares of its stock valued at $15,600, to Mr. Stulp as an inducement to making the loan. In April 2003, Cadence repaid $25,000 of the $50,000 loan in cash and in July 2003, it issued 25,000 shares of its common stock to repay the remaining $25,000 principal amount outstanding. Mr. Stulp waived interest on this loan which Cadence has recorded as income. In July 2003, Mr. Stulp exercised a warrant to purchase 100,000 shares of common stock at $.75 per share.

     In April 2002, the Nathan A. Low Roth IRA purchased 1,083,334 of the investment units described above for $0.30 per unit, for a total of $325,000. The Nathan A. Low Roth IRA gave Cadence a non-interest bearing note for $150,000 for the partial payment of the units. The due date was June 15, 2002 and the note was paid in full and on time.

     In April 2002, entities controlled by Thomas Kaplan purchased 1,083,334 of the investment units described above for $0.30 per unit, for a total of $325,000. These entities gave Cadence two non-interest bearing notes for $150,000 for the partial payment of the units. The due date for the notes was June 15, 2002 and they were paid in full and on time.

     In October 2002, the Nathan A. Low Roth IRA and various entities controlled by Thomas Kaplan exercised warrants acquired as part of the unit offering referred to above. The exercise was done in separate cashless transactions whereby each party surrendered a total of 175,676 shares of common stock valued at $325,000 to exercise warrants for 1,083,334 shares of stock, netting 907,658 shares.

     In 2002, Nathan Low, a Cadence Resources major shareholder, and Cadence decided to form a limited partnership to acquire and develop oil and natural gas properties. Low planned to seek investors to invest as limited partners in the partnership. On August 8, 2002, Cadence formed Cadence Resources Limited Partnership, with Cadence as the sole general partner. Low had not brought any investors to the partnership by the time the partnership was ready to acquire oil and gas interests. Therefore, Low elected to provide the initial funding, $250,000, for the first prospect, in the form of the purchase of a limited partnership interest in the partnership. Cadence paid Sunrise Securities Corporation, an entity controlled by Low, a finders' fee on this funding. Also, on August 1, 2002, Sunrise Securities Corporation, together with Low and his assigns, the limited partnership and Cadence entered into the Side Letter Agreement of Certain Terms of Limited Partnership Drawdown Facility, a $20 million funding agreement. This was intended to provide further equity investments in the partnership. It was structured so that the Low parties had the option, but not the obligation, to provide capital contributions to the partnership. In partial consideration for entering into the drawdown facility, the Low parties were given a right of first refusal to provide funding for any drilling project contemplated by the partnership.

     Cadence and Low have agreed in principal as to the termination of the drawdown facility, the repurchase of Low's limited partnership interest for $250,000, dissolution of the partnership and related matters and in October 2003, Low received $250,000 from Cadence for the repurchase. The following description of the transactions with regard to the partnership should be read in light of the foregoing disclosure.

     In the formation of the partnership, Cadence contributed $12,500 to the partnership and Low, the limited partner, contributed $250,000 in cash. A portion of the $250,000 was used to advance the drilling on the West Electra Lake #1 well. For example, $24,552 was spent on seismic acquisition and processing which covered the Virginia Reef #2B well and also the West Electra Lake #1 well acreage. Also $26,105 of the limited partnership funds was spent on the leasing of the West Electra Lake Prospect as well as $16,077 on preparatory costs for the West Electra Lake #1 well. Prior to the limited partner's request for repayment of the limited partner's contribution (see below), Cadence had granted the limited partner a 5% working interest in the #1 West Electra Lake well. However, the limited partner has agreed to convey his working interest in the West Electra Lake #1 well to Cadence as part of the buyout of his limited partnership interest by Cadence.

     Low also advanced $300,000 to the partnership to explore natural gas interests in Michigan in the Black Bean Unit. As an inducement for this advance, Cadence issued Low 120,000 shares of common stock valued at $210,000. As an additional inducement to making the $300,000 advance, Low was granted a 2.25% working interest in each well in the Black Bean Unit in Michigan that was drilled using the $300,000 until "unitized well payout," the point at which the partnership receives 100% of its contribution back in the form of revenues from the well unit. After unitized well payout, Low's working interest in these wells will be reduced to a 2.00% working interest. Cadence has repaid the $300,000 loan.

     In February 2003, Cadence gave a $100,000 note, as part of the $200,000 bridge loans referenced above, to the Nathan A. Low Family Trust at an interest rate of 8%. Cadence issued 40,000 shares valued at $31,200 as an inducement to making the loan. The principal on this note was repaid in full in October 2003.

     Cadence issued approximately 1,721,400 shares of its common stock in September and October 2003 in a brokered private placement. It paid sales commissions of $376,565 in cash and options to purchase 162,140 shares for $2.50 per share to a broker, Sunrise Securities Corporation, a company owned by Nathan Low. It also issued 11,000 shares of Cadence common stock valued at $2.90 per share to Nathan Low in connection with the private placement.

     CGT Management, Ltd., in which members of the Thomas Kaplan family have an indirect interest, loaned Cadence $300,000 in 2003 at 10% interest. As an inducement for making the loan, Cadence, in fiscal 2003, issued 120,000 shares valued at $168,000 to CGT Management. Mr. Kaplan disclaims beneficial ownership of the shares under the Exchange Act. The $300,000 loan and interest were repaid in full in October 2003.

     In the ordinary course of Cadence's business, Cadence acquires interests in exploratory and developmental oil and gas prospects and sells interests in such prospects to unaffiliated third parties. In fiscal 2002, Cadence made available for sale to its executive officers, directors and consultants a portion of working interests in the #1A well in Wilbarger County, Texas on terms no less favorable to Cadence than those at which interests would otherwise have been sold to third party investors in that well. Messrs. Crosby and Ryan each acquired from Cadence a 6% working interest in the #1A well in Wilbarger County, Texas for $40,800 in fiscal year 2002. Expenses are deducted from the production checks and to date, production has been sufficient to cover expenses. Cadence sold these working interests to raise the capital to drill the well.

     Lucius C. Geer, a consultant to Cadence who manages its acquisition, exploration and production operations, has entered several agreements with Cadence. In October 2001, Geer entered into an agreement with Cadence under which Cadence purchased from Geer and an associate of Geer's, geological information for $30,000 cash and a 2% overriding royalty interest each to Geer and his associate, in the Virgin Reef Prospect in Wilbarger County, Texas. Effective December 31, 2001, Cadence assigned Geer a 2% overriding royalty interest in the oil, gas and mineral lease from the W. T. Waggoner Estate in Wilbarger County, Texas. In April 2003, Cadence assigned

Geer and an associate each a 1% overriding royalty interest in oil and gas leases in Desoto Parish, Louisiana. Effective August 1, 2003, Cadence and Geer amended their February 1, 2002 Letter Agreement with respect to the creation and funding of a geological and operations office to be staffed by Geer and paid for by Cadence. Under the agreement, Geer agreed to evaluate the geological feasibility and land availability of agreed upon areas in order to locate prospects that meet certain criteria. The agreement provides that Geer will devote 75% of his time to his work for Cadence for $7,500 per month. On each lease that Cadence acquires under the agreement, Cadence must assign Geer an overriding royalty interest of 2% of the sales price received for all oil, gas and minerals from such lease, which amount is to be reduced proportionately if the lease covers less than the full fee mineral estate.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      3.1        Restated Articles of Incorporation of Cadence Resources Corporation filed with the Utah Secretary of State on November 24, 2003
      3.2        Bylaws of Cadence Resources Corporation, a Utah corporation, adopted June 14, 2001
      4          Articles of Amendment to the Articles of Incorporation, relating to the Class A Preferred Stock
     10.1        Joint Exploration Agreement with Bridas Energy USA, Inc. dated April 30, 2003
     10.2        Lease Acquisition and Participation Agreement with Aurora Energy, Ltd. dated December 8, 2002
     10.3        Consulting Agreement with Lucius C. Geer dated August 1, 2003
     10.4        Agreement dated effective September 30, 2003 with Nathan A. Low, Sunrise Securities Corporation and
                 Cadence Resources Corporation Limited Partnership
     14          Code of Ethics
     23.1        Consent of Ralph E. Davis Associates, Inc.
     31          Rule 13a-14(a)/15d-14(a) Certifications
     32          Certification of principal executive officer and principal financial officer pursuant to section
                 906 of the Sarbanes-Oxley Act of 2002
     99.1        Report of Ralph E. Davis Associates, Inc.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     (1) Current Report on Form 8-K dated July 25, 2003 attaching a press release regarding successful drilling of well with Bridas Energy USA.

     (2) Current Report on Form 8-K dated July 30, 2003 attaching (i) a press release announcing drilling of a new well in Louisiana and (ii) a press release summarizing an analyst report completed by Proteus Capital Corp.

     (3) Current Report on From 8-K dated August 21, 2003 attaching a press release announcing (i) successful drilling of a second well in Louisiana and
(ii) the Company's upcoming drilling plans.

     (4) Current Report on Form 8-K dated September 19, 2003 attaching a press release announcing drilling progress of a third well in Louisiana.

     (5) Current Report on Form 8-K dated September 30, 2003 attaching (i) a press release announcing the Company's completion of a $4 million private placement and (ii) a Securities Purchase Agreement dated September 30, 2003.

The Board of Directors
Cadence Resources Corporation
Walla Walla, Washington


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of September 30, 2003, 2002 and 2001, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) as of September 30, 2003, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 10, 2003

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                           BALANCE SHEETS

                                                                                           September 30,
                                                                 -------------------------------------------------------------------
                                                                        2003                    2002                    2001
                                                                 -------------------    --------------------     -------------------
ASSETS

      CURRENT ASSETS
          Cash                                                   $        3,619,345     $            40,011      $          191,684
          Oil & gas revenue receivable                                       84,575                  26,123                       -
          Receivable from working interest owners                            12,873                  16,037                       -
          Notes receivable                                                    3,720                  13,078                  18,000
          Prepaid expenses                                                    5,925                  27,500                   1,275
          Other current assets                                                  425                     431                     425
                                                                 -------------------    --------------------     -------------------
               TOTAL CURRENT ASSETS                                       3,726,863                 123,180                 211,384
                                                                 -------------------    --------------------     -------------------

      OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                                                 590,747                  48,694                       -
          Unproved properties                                               833,836                  78,997                       -
          Wells and related equipment and facilities                        202,886                  67,374                       -
          Support equipment and facilities                                  151,963                 105,108                       -
          Prepaid oil and gas leases                                        395,973                 177,177                  82,155
          Less accumulated depreciation, depletion,
               amortization and impairment                                  (61,611)                 (4,312)                      -
                                                                 -------------------    --------------------     -------------------
               TOTAL OIL AND GAS PROPERTIES                               2,113,794                 473,038                  82,155
                                                                 -------------------    --------------------     -------------------

      PROPERTY AND EQUIPMENT
          Furniture and equipment                                             1,660                   1,440                   1,440
          Less accumulated depreciation                                      (1,451)                 (1,440)                  1,440)
                                                                 -------------------    --------------------     -------------------
               TOTAL PROPERTY AND EQUIPMENT                                     209                       -                       -
                                                                 -------------------    --------------------     -------------------

      OTHER ASSETS
          Investments                                                       394,454                 448,793                 104,343
          Mineral properties available for sale                             246,757                 246,757                 266,757
                                                                 -------------------    --------------------     -------------------
               TOTAL OTHER ASSETS                                           641,211                 695,550                 371,100
                                                                 -------------------    --------------------     -------------------

      TOTAL ASSETS                                               $        6,482,077     $         1,291,768      $          664,639
                                                                 ===================    ====================     ===================

                             The accompaning notes are an integral part of these financial statements.

                                                                F-2

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                           BALANCE SHEETS

                                                                                           September 30,
                                                                   -----------------------------------------------------------------
                                                                          2003                   2002                  2001
                                                                   --------------------   -------------------   --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
          Accounts payable                                         $           584,866    $          119,923    $           158,857
          Revenue distribution payable                                          68,929                14,835                      -
          Payable to related party                                             550,000                 2,500                  8,231
          Deferred working interest                                                  -                22,184                      -
          Accrued compensation                                                  94,920                66,261                  5,000
          Accrued interest - related party                                      15,752                     -                      -
          Notes payable - related party                                        460,000                     -                      -
                                                                   --------------------   -------------------   --------------------
               TOTAL CURRENT LIABILITIES                                     1,774,467               225,703                217,088
                                                                   --------------------   -------------------   --------------------

      LONG-TERM DEBT
          Notes payable - related parties                                            -                     -                135,000
                                                                   --------------------   -------------------   --------------------

      COMMITMENTS AND CONTINGENCIES                                                  -                     -                      -
                                                                   --------------------   -------------------   --------------------

      REDEEMABLE PREFERRED STOCK                                                59,925                     -                      -
                                                                   --------------------   -------------------   --------------------

      STOCKHOLDERS' EQUITY
          Common stock, $0.01 par value; 100,000,000
             shares authorized, 12,512,827, 6,866,210,
             and 2,453,890 shares issued and outstanding,
             respectively                                                      125,128                68,662                 24,539
          Additional paid-in capital                                        18,343,422            13,291,965             12,198,855
          Stock options                                                      1,210,704               626,790                      -
          Stock warrants                                                        51,375               233,334                      -
          Accumulated deficit                                              (14,863,687)          (12,906,132)           (11,760,681)
          Accumulated other comprehensive loss                                (219,257)             (248,554)              (150,162)
                                                                   --------------------   -------------------   --------------------
               TOTAL STOCKHOLDERS' EQUITY                                    4,647,685             1,066,065                312,551
                                                                   --------------------   -------------------   --------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                   $         6,482,077    $        1,291,768    $           664,639
                                                                   ====================   ===================   ====================

                             The accompanying notes are an integral part of these financial statements.

                                                                F-3

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                           STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                           Years Ended September 30,
                                                          ---------------------------------------------------------
                                                                2003                  2002               2001
                                                          -----------------   ------------------ ------------------

REVENUES
     Oil and gas sales                                    $        337,355    $          56,608  $               -
     Sale of drilling and production rights                         50,000                    -                  -
                                                          -----------------   ------------------ ------------------
            Total Revenues                                         387,355               56,608                  -
                                                          -----------------   ------------------ ------------------

OPERATING AND ADMINISTRATIVE EXPENSES
     Depreciation, depletion and amortization                       57,310                4,312                402
     Officers' and directors' compensation                         528,727              152,510             80,250
     Consulting                                                    531,137              934,254                  -
     Oil and gas lease expenses                                    302,204              131,812                  -
     Oil and gas consulting                                         60,000                    -                  -
     Exploration and drilling                                      109,968              128,974                  -
     Oil and gas production costs                                   34,577                5,305                  -
     Lease operating expenses                                       19,334               12,279                  -
     Other general and administrative                              386,892              144,192            245,432
                                                          -----------------   ------------------ ------------------
         Total Expenses                                          2,030,149            1,513,638            326,084
                                                          -----------------   ------------------ ------------------

LOSS FROM OPERATIONS                                            (1,642,794)          (1,457,030)          (326,084)
                                                          -----------------   ------------------ ------------------

OTHER INCOME (EXPENSE)
     Interest income                                                   136                1,034                100
     Interest expense and loan fees                               (227,978)              (5,872)           (25,711)
     Partnership income (loss)                                     (15,200)              10,000                  -
     Gain (loss) on debt forgiveness                                (4,699)               6,109                  -
     Loss on disposition and impairment of assets                  (67,020)             (29,890)           (82,482)
                                                          -----------------   ------------------ ------------------
         Total Other Income (Expense)                             (314,761)             (18,619)          (108,093)
                                                          -----------------   ------------------ ------------------

LOSS BEFORE TAXES                                               (1,957,555)          (1,475,649)          (434,177)

INCOME TAXES BENEFIT                                                     -               66,040                  -
                                                          -----------------   ------------------ ------------------

LOSS FROM CONTINUING OPERATIONS                                 (1,957,555)          (1,409,609)          (434,177)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
     Gain (loss) from mining operations (net of
         income taxes)                                                   -              264,158           (441,038)
                                                          -----------------   ------------------ ------------------

NET LOSS                                                        (1,957,555)          (1,145,451)          (875,215)

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) in market value of
         investments                                                29,297              (98,392)          (115,773)
                                                          -----------------   ------------------ ------------------

COMPREHENSIVE LOSS                                        $     (1,928,258)   $      (1,243,843) $        (990,988)
                                                          =================   ================== ==================

LOSS PER COMMON SHARE BASIC AND DILUTED:
     Net loss from continuing operations                  $          (0.21)   $           (0.28) $           (0.28)
     Net gain (loss) from discontinued operations                        -                 0.05              (0.28)
                                                          -----------------   ------------------ ------------------
NET LOSS PER COMMON SHARE                                 $          (0.21)   4           (0.23) $           (0.57)
                                                          =================   ================== ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                                           9,348,374            4,965,179          1,548,785
                                                          =================   ================== ==================

                             The accompanying notes are an integral part of these financial statements.

                                                                F-4

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Common Stock
                                                          ---------------------------              Additional
                                                            Number                                  Paid-in              Stock
                                                          of Shares        Amount                   Capital             Options
                                                          ---------    --------------             -----------        ---------------
Balance,
      September 30, 2000                                  1,199,607    $       11,996             $11,767,998        $            -

Shares issued to consultants and
      others for services at prices
      varying from $0.30 to $1.40
      per share                                             174,375             1,744                  95,656                      -

Shares issued to officers for
      investments at $0.40 per share                        310,000             3,100                 120,900                      -

Shares issued to officers for
      investment and cash at $0.25
      per share                                             160,000             1,600                  38,400                      -

Shares issued to officers and
      directors for services at $0.25
      to $0.30 per share                                    110,000             1,100                  29,150                      -

Adjustment for fractional shares
      issued                                                  4,074                41                     (41)                     -

Shares issued for loan consideration
      at $0.30 per share                                     62,500               625                  18,125                      -

Shares issued for cash at $0.30
      per share                                             393,334             3,933                 114,067                      -

Shares issued for marketing services
      at $0.30 per share                                     40,000               400                  14,600                      -

Net loss for year ended
      September 30, 2001                                          -                 -                       -                      -

Unrealized loss on market value
      of investments                                              -                 -                       -                      -
                                                          ---------    --------------             -----------        ---------------

Balance,
      September 30, 2001                                  2,453,890    $       24,539             $12,198,855        $             -

                             The accompanying notes are an integral part of these financial statements.

                                                               F-5a

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Accumulated
                                                                                                  Other                 Total
                                                         Stock           Accumulated           Comprehensive         Stockholders'
                                                        Warrants            Deficit                 Loss                Equity
                                                        --------    --------------------      ---------------        --------------

Balance,
      September 30, 2000                                $      -    $       (10,885,466)      $       (34,389)       $      860,139

Shares issued to consultants and
      others for services at prices
      varying from $0.30 to $1.40
      per share                                                -                      -                     -                97,400

Shares issued to officers for
      investments at $0.40 per share                           -                      -                     -               124,000

Shares issued to officers for
      investment and cash at $0.25
      per share                                                -                      -                     -                40,000

Shares issued to officers and
      directors for services at $0.25
      to $0.30 per share                                       -                      -                     -                30,250

Adjustment for fractional shares
      issued                                                   -                      -                     -                     -

Shares issued for loan consideration
      at $0.30 per share                                       -                      -                     -                18,750

Shares issued for cash at $0.30
      per share                                                -                      -                     -               118,000

Shares issued for marketing services
      at $0.30 per share                                       -                      -                     -                15,000

Net loss for year ended
      September 30, 2001                                       -               (875,215)                    -              (875,215)

Unrealized loss on market value
      of investments                                           -                      -              (115,773)             (115,773)
                                                        --------    --------------------      ---------------        --------------

Balance,
      September 30, 2001                                $      -    $       (11,760,681)      $      (150,162)       $      312,551

                             The accompanying notes are an integral part of these financial statements.

                                                               F-5b

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock
                                            ---------------------------     Additional
                                             Number                           Paid-in          Stock
                                            of Shares       Amount            Capital         Options
                                            ---------   ---------------  ---------------  --------------
Balance,
     September 30, 2001                     2,453,890          $ 24,539  $    12,198,855   $           -

Shares issued for cash at $0.24
     to $0.50 per share                       783,000             7,830          234,070               -

Shares issued to officer for debt
     at $0.30 per share                       300,000             3,000           87,000               -

Shares issued to officers, consultants
     and others for services, accrued
     compensation and prepaid
     expenses at $0.30 to $0.38 per
     share                                    589,184             5,892          205,775               -

Shares issued for cash with warrants
     attached at $0.30 per share            2,333,336            23,333          443,333               -

Shares issued to officer for
     reimbursement of expenses
     paid for Company at $1.03
     per share                                  6,800                68            6,932               -

Shares issued for investment at
     $0.30 per share                          400,000             4,000          116,000               -

Options issued to directors and
     consultants for services                       -                 -                -         626,790

Net loss for the year ended
     September 30, 2002                             -                 -                -               -

Unrealized loss on market value
     of investments                                 -                 -                -               -
                                            ---------   ---------------  ---------------  --------------
Balance
     September 30, 2002                     6,866,210          $ 68,662      $13,291,965       $ 626,790

                             The accompanying notes are an integral part of these financial statements.

                                                               F-6a

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                                                         Other           Total
                                                               Stock              Accumulated        Comprehensive    Stockholders'
                                                             Warrants               Deficit               Loss           Equity
                                                             --------            -------------         ----------      -----------
Balance,
      September 30, 2001                                     $      -            $ (11,760,681)        $ (150,162)     $   312,551

Shares issued for cash at $0.24
      to $0.50 per share                                            -                        -                  -          241,900

Shares issued to officer for debt
      at $0.30 per share                                            -                        -                  -           90,000

Shares issued to officers, consultants
      and others for services, accrued
      compensation and prepaid
      expenses at $0.30 to $0.38 per
      share                                                         -                        -                  -          211,667

Shares issued for cash with warrants
      attached at $0.30 per share                             233,334                        -                  -          700,000

Shares issued to officer for
      reimbursement of expenses
      paid for Company at $1.03
      per share                                                     -                        -                  -            7,000

Shares issued for investment at
      $0.30 per share                                               -                        -                  -          120,000

Options issued to directors and
      consultants for services                                      -                        -                  -          626,790

Net loss for the year ended
      September 30, 2002                                            -               (1,145,451)                 -       (1,145,451)

Unrealized loss on market value
      of investments                                                -                        -            (98,392)         (98,392)
                                                             --------            -------------         ----------      -----------
Balance
      September 30, 2002                                     $233,334            $(12,906,132)         $ (248,554)     $ 1,066,065


                             The accompanying notes are an integral part of these financial statements.

                                                               F-6b

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)

                                                 Common Stock
                                            ---------------------------     Additional
                                             Number                           Paid-in          Stock
                                            of Shares       Amount            Capital         Options
                                            ---------   ---------------  ---------------  --------------
Balance
     September 30, 2002                     6,866,210          $ 68,662  $    13,291,965   $     626,790

Shares issued for cash with warrants
     attached at an average of $0.52
     per unit                                 212,500             2,125           56,500               -

Shares issued to officers, directors
     and others for services at $0.78
     to $1.80                                 496,500             4,965          535,710               -

Shares issued for loan consideration
     at $1.08 per share                       220,000             2,200          204,800               -

Shares issued for exercise of options
     at $0.75 per share                       100,000             1,000          142,100         (68,100)

Shares issued from exercise of warrants     1,956,984            19,569          213,765               -

Shares issued for cash at $0.80 to
     $2.50 per share, net of financing
     fee of $347,850                        2,525,183            25,252        4,216,347               -

Options issued for financing                        -                 -         (429,671)        429,671

Shares issued for related party loan
     fee at $1.00 per share                   120,000             1,200          118,800               -

Conversion of shares of Celebration
     for shares of Cadence common stock        14,250               143             (143)              -

Options issued to consultants for services          -                 -                -         222,343

Miscellaneous adjustment                        1,200                12              (12)              -

Dividends paid on preferred stock                   -                 -            6,739)              -

Net loss for the year ended
     September 30, 2003                             -                 -                -               -

Unrealized gain on market value of
     investments (unaudited)                        -                 -                -               -
                                           ----------          --------  ---------------   -------------
Balance, September 30, 2003                12,512,827          $125,128  $    18,343,422   $   1,210,704

                             The accompanying notes are an integral part of these financial statements.

                                                               F-7a

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               Accumulated
                                                                                                  Other                  Total
                                                         Stock        Accumulated             Comprehensive          Stockholders'
                                                        Warrants        Deficit                    Loss                 Equity
                                                        --------      ------------            ---------------        --------------


Balance
    September 30, 2002                                  $233,334      $(12,906,132)             $(248,554)             $ 1,066,065

Shares issued for cash with warrants
    attached at an average of $0.52
    per unit                                              51,375                 -                      -                  110,000

Shares issued to officers, directors
    and others for services at $0.78
    to $1.80                                                   -                 -                      -                  540,675

Shares issued for loan consideration
    at $1.08 per share                                         -                 -                      -                  207,000

Shares issued for exercise of options
    at $0.75 per share                                         -                 -                      -                   75,000

Shares issued from exercise of
    warrants                                            (233,334)                -                      -                        -

Shares issued for cash at $0.80 to
    $2.50 per share, net of financing
    fee of $347,850                                            -                 -                      -                4,241,599

Options issued for financing                                   -                 -                      -                        -

Shares issued for related party loan
    fee at $1.00 per share                                     -                 -                      -                  120,000

Conversion of shares of Celebration
    for shares of Cadence common stock                         -                 -                      -                        -

Options issued to consultants for
    services                                                   -                 -                      -                  222,343

Miscellaneous adjustment                                       -                 -                      -                        -

Dividends paid on preferred stock                              -                 -                      -                   (6,739)

Net loss for the year ended
    September 30, 2003                                         -        (1,957,555)                     -               (1,957,555)

Unrealized gain on market value of
    investments (unaudited)                                    -               -                   29,297                   57,797
                                                        --------      ------------              ---------              -----------
    Balance, September 30, 2003                         $ 51,375      $(14,863,687)             $(219,257)             $ 4,676,185
                                                        ========      ============              =========              ===========

                             The accompanying notes are an integral part of these financial statements.

                                                               F-7b

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                      STATEMENTS OF CASH FLOWS

                                                                             Year Ended
                                                                            September 30,
                                                         --------------------------------------------------
                                                              2003              2002             2001
                                                         ----------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $    (1,957,555)  $    (1,145,451)  $    (875,215)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Loss (gain) on sale of equipment                          -                 -            (115)
             Loss (gain) on sale of investments                   67,020           (29,890)         85,446
             Partnership loss                                     15,200                 -               -
             Loss (gain) from mining operations                        -          (330,198)        441,038
             Gain (loss) on debt forgiveness                       4,699                 -               -
             Depreciation, depletion and amortization             57,310             4,312             402
             Issuance of common stock for services               540,675           211,667         142,650
             Issuance of common stock for
                   reimbursement of expenses                           -             7,000               -
             Issuance of common stock for loan
                   consideration                                 327,000                 -          18,750
             Issuance of stock options for consulting
                   fees                                          222,343           626,790               -
             Investment given for services                        14,700                 -               -
             Loss on devaluation of investments                                          -           8,000
     Changes in assets and liabilities:
             Oil & gas revenue receivable                        (58,452)          (26,123)                 -
             Receivable from working interest owners               3,164           (16,037)                 -
             Notes receivable                                      6,058           (30,000)        (15,000)
             Prepaid expenses                                     21,575           (26,225)        (83,430)
             Deposit                                                   6                (6)           (275)
             Prepaid mineral leases                             (218,796)          (95,022)              -
             Accounts payable                                      1,082           (38,934)         49,742
             Revenue distribution payable                         54,094            14,835               -
             Deferred working interest                           (22,184)           22,184               -
             Accrued expenses                                     28,659            50,261          50,000
             Interest payable                                     15,752                 -               -
             Payable to related parties                           (2,500)                -           8,231
                                                         ----------------  ----------------  --------------
         Net cash provided (used) by operating activities       (880,150)         (800,837)       (169,776)
                                                         ----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investments                                     (32,795)          (33,889)         (7,908)
     Purchase and development of proved and
         unproved properties                                    (629,383)         (127,691)              -
     Purchase of mineral leases                                        -                 -               -
     Purchase of fixed assets                                   (182,587)         (172,482)              -
     Sale of fixed assets                                              -                 -           3,000
     Sale of investments                                          16,614            86,326          92,453
                                                         ----------------  ----------------  --------------
         Net cash provided (used) by investing activities       (828,151)         (247,736)         87,545
                                                         ----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock for cash                         4,728,324            708,566        123,000
     Issuance of redeemable preferred stock                       59,925                  -              -
     Issuance of warrants for cash                                46,125            233,334              -
     Payments of preferred stock dividends                        (6,739)                 -              -
     Proceeds from notes payable - related parties               600,000                  -        135,000
     Payments of notes payable                                  (140,000)           (45,000)             -
                                                         ----------------  ----------------  --------------
         Net cash provided by financing activities             5,287,635           896,900         258,000
                                                         ----------------  ----------------  --------------
         Net increase (decrease) in cash                 $     3,579,334   $      (151,673)  $     175,769
                                                         ----------------  ----------------  --------------

                             The accompanying notes are an integral part of these financial statements.

                                                               F-8

                                                    CADENCE RESOURCES CORPORATION
                                                 (FORMERLY ROYAL SILVER MINES, INC.)
                                                      STATEMENTS OF CASH FLOWS
                                                                                               Year Ended
                                                                                              September 30,
                                                                       -------------------------------------------------------------
                                                                                2003                  2002                2001
                                                                       --------------------  -------------------  ------------------

Net increase (decrease) in cash (balance forward)                      $         3,579,334   $         (151,673)  $         175,769

Cash, beginning of period                                                           40,011              191,684              15,915

                                                                       --------------------  -------------------  ------------------
Cash, end of period                                                    $         3,619,345   $           40,011   $         191,684
                                                                       ====================  ===================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE:

      Income taxes paid                                                $                  -  $                -   $               -
      Interest paid                                                    $                  -  $                -   $               -

NON-CASH INVESTING AND FINANCING
      ACTIVITIES:

      Common stock issued for services rendered,
           accrued compensation and prepaid expenses                   $           540,675   $        211,667     $         142,650
      Common stock issued for exchange of debt                         $                 -   $         90,000     $               -
      Common stock issued in exchange for investments                  $                 -   $          120,000   $         159,000
      Common stock issued for reimbursement
           of expenses paid                                            $                 -   $           7,000    $               -
      Common stock issued for loan consideration                       $           327,000   $                -   $          18,750
      Investment received for mining claims                            $                 -   $          350,000   $               -
      Investment received for note receivable                          $                 -   $           15,000   $               -
      Investment given for related party receivable                    $                 -   $            8,231   $               -
      Investment given for consulting services                         $            14,700   $                -   $               -
      Stock options issued for services                                $           222,343   $          626,790   $               -
      Stock options issued for financing fees                          $           429,671   $                -   $               -
      Exchange of unproved property leases for
           interest in limited partnership                             $                 -   $            2,700   $               -
      Stock issued for cashless exercise of warrants                   $           233,334   $                -   $               -

                             The accompanying notes are an integral part of these financial statements.

                                                               F-9

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003



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

Celebration Mining Company ("Celebration"), a wholly owned subsidiary of Cadence, was incorporated for the purpose of identifying, acquiring, exploring and developing mining properties. Celebration was organized on February 17, 1994 as a Washington corporation. Celebration has not yet realized any revenues from its operations.

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

As a result of the Company's entering a new exploration stage on July 1, 2001, the Company elected to dispose of its mineral properties and has accordingly reclassified those remaining properties, which total $246,757 at September 30, 2003, as other assets. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003



 NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Company is not successful in selling these properties has been made in the accompanying financial statements. See Note 3.

The costs of prepaid oil and gas leases  ($395,973 and  $177,177,  respectively)
included in the accompanying balance sheets as of September 30, 2003 and September 30, 2002 are principally related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

The Company was in the exploration stage through most of the year ending September 30, 2002. During the fourth quarter of the year ended September 30, 2002, the Company entered a very brief development stage and has since been considered an operating company. For the years ending September 30, 2002 and 2001, the Company's auditors expressed a going concern qualification on the Company's audited financial statements.

In September and October 2003, the Company obtained significant additional capital through a private placement of its stock and paid off all of its substantial debts. Management plans to use the majority of the proceeds from the financing for lease acquisition, and for drilling of wells on the Company's leased oil and gas property in Louisiana, Michigan, and Kansas. The Company has demonstrated that it now has sufficient funds from operations and investments to continue its committed development plans.


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

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage
-----------------
The Company began a new exploration stage with the acquisition of oil and gas leases on July 1, 2001. This stage ended during July 2002 with the commenced sale of oil and gas products.

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

Mineral Properties
------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At September 30, 2003, 2002, and 2001, the cost of the Company's mineral properties are included in other assets in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

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

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties
----------------------
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Provision For Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Environmental Remediation and Compliance
----------------------------------------
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Remediation and Compliance (continued)
---------------------------------------------------
Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At September 30, 2003, the Company had no accrued liabilities for compliance with environmental regulations.

Investments
-----------
Investments, principally consisting of equity securities of private and small public companies, are stated at current market value.

Revenue Recognition
-------------------
Cadence began producing revenues during July 2002. Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

Impaired Asset Policy
---------------------
The Company adopted Statement of Financial Accounting Standards No. 144 titled "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in prior years, the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 2003. See Note 3.

Fair Value Standards
--------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Principles of Consolidation
---------------------------
The financial statements include those of the Cadence Resources Corporation and Celebration Mining Company. All significant inter-company accounts and transactions have been eliminated. The financial statements are not considered consolidated statements since Cadence Resources Corporation was the successor by merger to Celebration Mining Company.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit and net losses presented.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, receivables, deposits, payables, and advances from related parties approximate their fair value.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement No. 133 on Deriviative Instruments and Hedging Activities." These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At September 30, 2003 and for the periods covered in these statements, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
-------------------------------------------
beginning after June 15, 2003. The Company has determined that there was no impact on the Company's financial statements from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No.
123. Accordingly there is no change in disclosure requirements due to SFAS No. 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
-------------------------------------------
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, which has not had a material effect on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2003.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
-------------------------------------------
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 141" and "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The adoption of these standards did not have a material effect on the Company's financial statements.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others"
(hereinafter "FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and do not have an impact on the financial statements of the Company. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have an impact on its results of operations or financial position.


NOTE 3 - MINERAL PROPERTIES

Over the last three years, the Company's mineral properties have for the most part been disposed of or written off as the Company's focus and direction have shifted to oil and gas production.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 3 - MINERAL PROPERTIES (Continued)

Utah Property
-------------
The Company has elected to retain its 25% undivided interest in the Vipont Mine located in northwest Utah. This interest is carried on the Company's books at $246,757 and is included in other assets.

Mineral Properties in North Idaho
---------------------------------
At September 30, 2003, the Company, directly and through its subsidiary, Celebration Mining Company, held forty-three unpatented mining claims in the Coeur d'Alene Mining District in distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. All of these claims have been written off as permanently impaired.

In September 2000, the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc.("Oxford") on its eight-claim Palisades Group property. The lease called for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford had the right to explore and potentially develop the property under certain conditions. This lease was rescinded during the year ended September 30, 2002.

Other Domestic Properties
-------------------------
In the fourth quarter of the year ended September 30, 2001, the Company elected to write off all of its interests in mineral properties except for the ViPont Mine, Kil Group Claims and West Mullan Group Claims. The net effect of this write down was to record a loss on asset impairment of $432,090 during the year ended September 30, 2001.

On October 31, 2001, the Company sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was 3,501,980 shares of the common stock of Caledonia, having an estimated market value of $0.10 per share and valued at $350,198. The net effect of the transaction was a gain of $330,198. See Note 5.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five to ten years. Depreciation expense for the years ended September 30, 2003, 2002, and 2001 was $21,222, $4,303 and $402, respectively.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 5 - INVESTMENTS

The Company's investment securities are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no investments which are classified as trading securities.

At September 30, 2003 and 2002, the market values of stock investments were as follows:

                                                                    2003               2002                   2001
                                                                 ---------           ---------             ---------
Elite Logistics, Inc.                                            $     656           $   2,950             $  35,632
Ashington Mining Company                                             5,709               5,709                 7,200
Cadence Resources Corp. LP                                               -              15,200                     -
Enerphaze Corporation                                                  982               5,400                     -
Exhaust Technology                                                       -               2,244                     -
Integrated Pharmaceuticals, Inc.                                     9,406                   -                 4,444
Metalline Mining Company                                               925                   -                     -
Nevada-Comstock (formerly Caledonia
    Silver-Lead Mines, Inc.)                                             -             350,198                     -
Rigid Airship Tech                                                     310                   -                     -
Sterling Mining Co.                                                      -               4,859                 6,300
The Williams Companies, Inc.                                             -               6,800                     -
Trend Mining Company                                                24,483              54,567                50,167
Western Goldfields, Inc                                            351,373                 866                     -
Other investments                                                      610                   -                   600
                                                                 ---------           ---------             ---------
                                                                 $ 394,454           $ 448,793             $ 104,343
                                                                 =========           =========             =========

The carrying value of these shares are reevaluated at each reporting period and adjustments, if appropriate, are made to the carrying value of these securities. Of all the aforementioned investments owned by the Company at September 30, 2003, only Trend Mining Company, Metalline Mining Company, and Western Goldfields, Inc. are public companies with a trading market.

Other information regarding the Company's investments follows:

Enerphaze Corporation
---------------------
In October 2001, the Company received 8,000 shares of Enerphaze Corporation common stock in payment of a $15,000 note receivable. In January and February 2002, the Company received 65,000 shares of Enerphaze Corporation common stock in exchange for 400,000 shares of the Company's common stock. No gain or loss was recognized on these transactions.

Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines, Inc.)
--------------------------------------------------------------------------
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 5 - INVESTMENTS (Continued)

Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines, Inc.)
--------------------------------------------------------------------------
and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximates its fair value. The net effect of the transaction resulted in a gain of $330,198. At September 30, 2003, this investment was written off as the investment company is dormant and there is no way to value the shares.

Western Goldfields, Inc.
-----------------------
In 2002, the Company exchanged fully depreciated mining equipment for shares of a privately held business, Calumet Mining Company, which was eventually acquired by Western Goldfields, Inc. Upon completion of the acquisition the Company received 160,000 shares of Western's common stock. At the time, Western's stock had experienced minimal trading and had a limited market for its stock. During the year ended September 30, 2003, Western's trading volume has substantially increased. The current value of this stock is included in the attached financial statements as an unrealized gain on market value of investments. In addition during 2003, the Company acquired an additional 21,200 shares of Western stock for $24,730.

Cadence Resources Corporation Limited Partnership
-------------------------------------------------
On August 8, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the Partnership, the Company agreed to contribute $12,500 and its leasehold interest in an oil well ("2B", which ultimately was a dry hold) in Wilbarger County, Texas and the limited partner contributed $250,000 in cash. The entity, Cadence Resources Corporation Limited Partnership (hereinafter "CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. The limited partner's interest was purchased by the Company in a transaction with an effective date of September 30, 2003, at which time the Company held all of the general partner interests and limited partner interests in the Partnership. See Note 13.

Other Limited Partnerships
--------------------------
During the year ended September 30, 2003, the Company formed four other limited partnerships in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entities, Cadence West Electra Partners LP, Cadence Antrim Partners 1 LP, Cadence Antrim Partners 2 LP and Cadence Antrim Partners 3 LP were formed to invest in oil and gas properties. As of September 30, 2003, these entities have not begun activities.

NOTE 6 - COMMON STOCK

During the year ended September 30, 2001, the Company issued 284,375 shares of common stock to officers, directors, consultants and others for services and 532,500 shares of common stock were issued to officers for loan consideration, investments and cash. The Company also issued 40,000 shares of its common stock pursuant to terms of a consulting agreement and sold

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 6 - COMMON STOCK (Continued)

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

During the year ended September 30, 2002, the Company issued 589,184 shares of its common stock to officers, consultants and others for services and prepaid expenses valued at $211,667, 400,000 shares of its common stock for an investment, 6,800 shares of its common stock to an officer for reimbursement of expenses valued at $7,000 and 300,000 shares of its common stock to an officer in payment of a note payable. These transactions were valued in accordance with a plan for stock issuance previously approved by the board of directors. The Company also sold 783,000 shares of its common stock for $241,900.

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

During the year ended September 30, 2003, the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued (2,320,175) were exercised for 1,956,984 shares of common stock in "cashless" redemptions. (See Note 9.) During this same period the Company sold 2,625,183 shares of its common stock for $4,316,599 net of expenses of $347,850. The Company also issued 496,500 shares of its common stock to officers, directors and consultants for services valued at $540,675 and 220,000 shares for loan consideration valued at $207,000. In addition, the Company issued to a related party an additional 120,000 shares valued at $120,000 as an inducement for a loan. The value of this inducement was used to reduce the payable to related party.

NOTE 7 - REDEEMABLE PREFERRED STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 7 - REDEEMABLE PREFERRED STOCK (Continued)

were issued and outstanding as of September 30, 2002. During the year ended September 30, 2003, the Company issued 34,950 shares of its preferred stock to investors at prices ranging from $1.50 to $2.00 per share for aggregate proceeds of $59,925. The shares bear a preferred dividend of 15% per annum and are convertible to common stock at a price of $1.50 per share under certain terms and conditions.

The Class A shares mature seven years from the date of issuance. At maturity, the Class A shares will be redeemed for cash or common stock at Cadence's option in an amount equal to the amount paid by the investors for the shares plus any accrued and unpaid dividends. If shares of common stock are to be issued at maturity, the conversion price shall be determined by the average closing bid price for the 20 trading days prior to the maturity date.

At September 30, 2003, the Company had no accrued dividends payable to preferred shareholders.


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

The fair value of each option granted during fiscal 2002 and the year ended September 30, 2003 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value during fiscal 2002: risk-free interest rate of 5%, volatility of 100%, expected life of 3 to 5 years, and no expected dividends. The value of these options in the amount of $626,790 was included in operating expense in the

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

financial statements. The following assumptions were made in estimating fair value during the year ended September 30, 2003: risk-free interest rate of 3% to 4%, volatility of 106% to 337%, expected life of 4 to 5 years and no expected dividends. The value of these options in the amount of $222,343 was included in the Company's statement of operations for 2003.

The value of options issued for financing fees in the amount of $429,671 is deducted against additional paid in capital, as a cost of selling common stock.

Following is a summary of the stock options during the years ended September 30, 2003, 2002, and 2001:


                                                                                                      Weighted
                                                                                    Number             Average
                                                                                      of              Exercise
                                                                                    Options             Price
                                                                                ----------------    --------------
Outstanding at 10/1/2000                                                             60,000            $ 18.60
Granted
                                                                                          -                  -
Exercised
                                                                                          -                  -
Expired or forfeited
                                                                                          -                  -
                                                                                ----------------    --------------
Outstanding at 9/30/2001                                                             60,000            $ 18.60
                                                                                ================    ==============

Options exercisable at 9/30/2001                                                     60,000            $ 18.60
                                                                                ================    ==============

Weighted average fair value of options granted during
   the year ended 9/30/2001                                                     $         -
                                                                                ================

Outstanding at 10/1/2001                                                             60,000            $ 18.60
Granted                                                                             750,000               1.08
Exercised                                                                                 -                  -
Expired or forfeited                                                              (  60,000)             18.60
                                                                                ----------------    ---------------
Outstanding at 9/30/2002                                                            750,000            $  1.08
                                                                                ================    ===============


Options exercisable at 9/30/2002                                                   750,000             $  1.08
                                                                                ================    ===============
Weighted average fair value of options granted during
   the year ended 9/30/2002                                                     $     0.84
                                                                                ================

Outstanding at 10/1/2002                                                           750,000             $  1.08
Granted                                                                            287,140                2.23
Exercised                                                                         (100,000)              (0.68)
Expired or forfeited                                                                     -                   -
                                                                                ----------------    ---------------
Outstanding at 9/30/2003                                                           937,140             $  1.47
                                                                                ================    ===============
Options exercisable at 9/30/2003                                                   937,140             $  1.47
                                                                                ================    ===============

Weighted average fair value of options granted
   during the year ended 9/30/2003                                              $     2.27
                                                                                ================

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

                                                                       Weighted Average
       Exercise Date                                 Number of Shares  Price per Share
       -------------                                 ----------------  ---------------
       On or before June 21, 2005                       200,000             $1.50
       On of before August 1, 2005                       50,000             $1.50
       On or before March 1, 2007                       300,000             $0.75
       On or before July 8, 2007                        100,000             $1.35
       On or before June 18, 2007                        50,000             $1.70
       On or before June 1, 2007                         75,000             $2.00
       On or before September 30, 2008                  162,140             $2.50

In July 2003, 100,000 of the outstanding options were exercised for the purchase of 100,000 shares of the Company's common stock.

Prior to April 2001, a total of 72,750 options were granted by the board to officers, directors and other consultants. As shown above, the 60,000 options remaining were forfeited during the fiscal year ending September 30, 2002.

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company existing stock option plans as of September 30, 2003.

                                                              Remaining
    Exercise        Number of       Weighted Average        Contractual Life         Number     Weighted Average
      Prices         Options         Exercise Price          (in years)           Exercisable     Exercise Price
    ----------    -------------    --------------------    ------------------     ----------  ---------------------
      $0.75         300,000               $ 0.75                 3.42                300,000           $0.75
       1.35         100,000                 1.35                 3.75                100,000            1.35
       1.50         200,000                 1.50                 1.75                200,000            1.50
       1.50          50,000                 1.50                 1.83                 50,000            1.50
       1.70          50,000                 1.70                 3.75                 50,000            1.70
       2.00          75,000                 2.00                 3.67                 75,000            2.00
       2.50         162,140                 2.50                 5.0                 162,140            2.50
                  ---------               ------                -----              ---------          ------

                    937,140               $ 1.47                 3.32                937,140           $1.47
                 ==========               ======                =====             ==========          ======

Stock Award Plan
----------------
During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter to each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to their salaried compensation for services.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 9 - WARRANTS

During the year ended September 30, 2002, the Company issued 2,333,336 shares of stock with 2,333,336 warrants attached. These warrants were valued at $233,334 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate is 5%, volatility is 100% and expected life is 5 years. These warrants may be used in a cashless exercise to purchase 2,333,336 shares of the Company's common stock at $0.30 per share. The warrants remain exercisable through April 15, 2007. During the year ended September 30, 2003, all of these warrants were exercised in cashless exercises in accordance with the terms of the warrants and 1,956,984 shares of the Company's common stock were then issued to the warrant holders. As of the date of these financial statements, none of these warrants remain outstanding and exercisable.

During the year ended September 30, 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached and 25,000 warrants related to a July 2002 purchase. The warrants were valued at $51,375 using the Black-Scholes Option Price Calculation. The following assumptions were made is estimating fair value: risk free interest rate is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 237,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all of these warrants remain outstanding and exercisable.


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

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. As of the date of these financial statements, the Company has leased over 4,250 acres. At September 30, 2003 and September 30, 2002, Louisiana leases of $350,675 and $169,077, respectively, are included in the attached financial statements as prepaid mineral leases. In June 2003, under the terms of a joint operating agreement with Bridas Energy USA, Bridas commenced drilling the first of five wells. The first three wells are now in the process of being completed with small amounts of production being generated. The Company has a 25% working interest in and 20% net revenue interest in the first two wells drilled. In the third, fourth and fifth wells, the Company has a 45% working interest and 36% net revenue interest. Bridas is the operator of all of Cadence's properties in Louisiana.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 10 - OIL AND GAS PROPERTIES (Continued)

Texas
-----
During the year ended September 30, 2002, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as the Waggoner Ranch Project. During the quarter ended March 31, 2002 under the terms of a joint operating agreement with the W.T. Waggoner Estate, Waggoner drilled an initial test well. By September 30, 2003, Waggoner had drilled a total of seven wells in Wilbarger County, of which five were producing oil. The W.T. Waggoner Estate is the operator of all of Cadence's properties in Wilbarger County and the sole purchaser of all production from these properties.

During the year ended September 30, 2002, the Company sold 40% of the working interest in its initial well in this area (known as the "1A" well) to private investors and two officers of the Company for $210,000. The Company's initial cost in the portion of the prospect sold totaled $3,200.

At September 30, 2003 and September 30, 2002, the Company recorded a receivable from third party working interest owners in the amount of $12,873 and $16,037, respectively, to reflect some sales of the prospect's partial interest. This initial well was placed in production during July 2002. Two additional exploratory wells (the "2A" and "1B") were drilled by Waggoner on the property with the Company retaining 100% of the working interest. The 1B was successfully placed in production and the 2A was converted to a salt-water disposal well. Subsequent efforts were made to drill the "2B" well (the Company's fourth well) which was funded through the Cadence Resources Corporation Limited Partnership. This well was unsuccessful.

During February 2003, the Company completed the West Electra Lake Well on the Waggoner Ranch Project. The Company entered into a 45% working interest joint operating agreement with the Waggoner Ranch for the operations conducted on this acreage. In the quarter ending September 30, 2003, the Company drilled and completed two additional wells on the West Electra Lake joint venture operating area on the Waggoner Ranch. The Company owns a 50% working interest in these last two wells.

At September 30, 2003 and 2002, prepaid oil and gas leases relating to Texas property of, $4,500 and $8,100, respectively, are included in the attached financial statements. See Note 13.

Michigan
--------
In December 2002, the Company began participating in a natural gas drilling program in Alpena County, Michigan with Aurora Energy, Ltd. As of September 30, 2003, Cadence had a 22.5% working interest (before payout, 20% after payout), 18% net revenue interest (before payout, 16% after payout), in six producing wells in Alpena County. Production commenced from this field in June 2003. Aurora is the operator of all of Cadence's properties in Alpena County. At

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 10 - OIL AND GAS PROPERTIES (Continued)

Michigan (continued)
-------------------
September 30, 2003, Michigan leases totaling $29,687 are included in the attached financial statements as prepaid mineral leases. See Note 12.

Kansas
------
During the year ended September 30, 2003, the Company leased 2,270 acres of land in the Anadarko Basin in west central Kansas. No drilling has commenced on any of this acreage. Cadence holds a 100% working interest and 82% net revenue interest in these leases. At September 30, 2003, $11,111 of leases in Kansas are included in the attached financial statements as prepaid mineral leases.


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

The Company has retained the services of an independent petroleum consultant to estimate its oil reserves in Texas at September 30, 2003. Natural gas reserves have not been estimated because there has been no independent study performed of the Company's reserves of natural gas. The oil reserve estimates include reserves in Texas in which Cadence holds an economic interest under lease and operating agreements.

Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003



NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

The changes in proved reserves for the years ended September 30, 2003 and 2002 including the reserves at September 30, 2002 were as follows and as estimated by the management of Cadence:


                                                            Petroleum Liquids                    Natural Gas
                                                                (Mbarrels)                          (MMCF)
                                                              United States                     United States
                                                         -------------------------          -----------------------
Reserves at October 1, 2001                                          -                                 -
Extensions and discoveries                                         101                                 -
Production/sales                                                    (3)                                -
                                                         ----------------------             -----------------------
Reserves at September 30, 2002
                                                                    98                                 -
                                                         ======================             =======================

Reserves at October 1, 2002                                         98                                 -
Revision of previous estimate                                      (21)                                -
Production/sales                                                   (11)                                -
                                                         ----------------------             -----------------------
Reserves at September 30, 2003                                      66                                 -
                                                         ======================             =======================

All reserve shown at September 30, 2003 are proved developed reserves.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2003 and 2002 were as follows:

                                                            September 30,                    September 30,
                                                                2003                              2002
                                                        ------------------------        -------------------------
Proved properties                                       $      290,747                  $         48,694
Unproved properties                                          1,133,836                            78,997
Wells and related equipment and facilities                     202,886                            67,374
Support equipment and facilities                               151,963                           105,108
Prepaid oil and gas leases                                     395,971                           177,177
Accumulated depreciation,
     depletion and amortization                                (61,611)                           (4,312)
                                                        ------------------------       --------------------------
Total capitalized costs                                 $    2,113,792                 $         473,038
                                                        ========================       ==========================

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003



NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

Costs both capitalized and expensed, which were incurred in oil and gas-producing activities during the years ended September 30, 2003, 2002 and 2001, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.


                                            September 30,             September 30,                 September 30,
                                                 2003                     2002                           2001
                                      -----------------------    -------------------------    ----------------------
Property acquisition costs:
     Proved properties                $                    -     $                  8,000     $                    -
     Unproved properties                             319,188                      245,483                     84,503
Exploration costs                                    139,010                      456,086                          -
Development costs                                  1,479,030                      306,761                          -
Operating expenses                                   281,143                       12,279                          -
                                      -----------------------    -------------------------    -----------------------
Total expenditures                    $            2,218,371     $              1,028,609     $               84,503
                                      =======================    =========================    =======================

There were no results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2001 since exploration and development activities had not commenced.

Results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2003 were as follows:


         Revenues                                                                     $           387,355
         Depreciation, depletion and amortization                                                 (57,310)
         Oil & gas lease expenses                                                                (302,204)
         Exploration and drilling                                                                (109,968)
         Oil and gas production expenses                                                          (34,577)
         Other operating expenses                                                                 (79,334)
                                                                                      -------------------
              Total expenses                                                                       583,393
                                                                                      ---------------------
         Results before income taxes                                                             (196,038)
         Income tax expense                                                                              -
                                                                                      ---------------------
         Results of operations from oil and gas producing activities                  $          (196,038)
                                                                                      =====================

         Standardized Measure of Future Net Cash Flows
         ---------------------------------------------
         Future cash flows                                                            $         1,930,539
         Future development and production costs                                                 (469,039)
         Future income tax expense                                                                      -
                                                                                      ---------------------
         Future net cash flows                                                                  1,461,500
         10% annual discount                                                                      213,000
                                                                                      ---------------------
         Standardized measure of discounted future net cash flows                     $         1,248,500
                                                                                      =====================

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 11 - OIL AND GAS PRODUCING ACTIVITIES (Continued)

Future net cash flows were computed using fiscal year-end prices of West Texas Intermediate crude. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the fiscal year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is normally calculated by applying fiscal year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

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


NOTE 12 - NOTES PAYABLE - RELATED PARTIES

All of the Company's notes payable are considered short-term. At September 30, 2003, notes payable consisted of the following:

         Nathan Low Family Trust (a shareholder of the Company), secured by assignment of a prorata interest in gas producing properties located in
         Alpena County, Michigan, interest at 8%, dated February 24, 2003, originally due on April 4, 2003,
         Extended to December 31, 2003.                                                   $     50,000

         Kevin Stulp (a shareholder of the Company), interest at 8%, dated
         February 24, 2003, originally due on April 5, 2003, extended to
         December 31, 2003.                                                                     25,000

         Howard Crosby (an officer and shareholder of the Company), interest at
         8%, dated February 24, 2003, originally due on April 5, 2003, extended
         to December 31, 2003.                                                                  25,000

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 12 - NOTES PAYABLE - RELATED PARTIES (Continued)

         Howard Crosby (an officer and shareholder of the Company), unsecured, interest at 5%, dated January 9, 2003, originally due on February 28,
         2003, extended to
         December 31, 2003.                                                                     60,000

         CGT Management Ltd., unsecured, interest at 10%,
         dated July 16, 2003 (paid in full October 2, 2003).                                   300,000
                                                                                         -------------

         Total                                                                           $     460,000
                                                                                         =============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Prospective Penalty
-------------------
In September and October 2003, the Company sold 1,721,400 shares of its common stock for a total of $4,303,500. In the securities purchase agreement for the stock, Cadence committed to pay the purchasers in the offering a monthly penalty equal to 1% of the total proceeds raised in the offering if the Securities and Exchange Commission did not declare effective by December 14, 2003 a registration statement (Form SB-2) which Cadence filed on October 30, 2003.

Under the terms of the securities purchase agreement, the penalty of $43,035 per month could be prorated for a partial month and would continue until the registration statement was declared effective.

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

The Company's countersuit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. Although the Company filed an appeal, it expects the jury verdict will stand. As a result, the Company has and will continue to hold an undivided 25% interest in the Vipont Mine. See Note 3.

Environmental Issues
--------------------
The Compay is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled wells, the Company may not be aware of

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Issues (continued)
-------------------------------
what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

The Company could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures. In the course of routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials do occur, and the Company may incur costs for waste handling and environmental compliance.

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

Capital Commitments
-------------------
At September 30, 2003, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development. See
Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Lease Commitments
-----------------
The Company began leasing office facilities in Walla Walla, Washington commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the year ended Sept 30, 2003 and 2002 was $4,800.

The Company began leasing additional office space in Hilton Head Island, South Carolina in August 2003. The one-year lease calls for monthly rental payments of $550. For the year ended September 30, 2003, the Company expended $1,100 for this rental space.

Cadence Resources Corporation Limited Partnership
-------------------------------------------------
On August 8, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership ("CRCLP" or the "Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. See Notes 5 and 11.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Cadence Resources Corporation Limited Partnership (continued)
------------------------------------------------------------
In connection with the formation of the Partnership, the Company agreed to contribute $12,500 in cash and its leasehold interest in an oil well ("2B", which ultimately was a dry hole) in Wilbarger County, Texas and the limited partner contributed $250,000 in cash.

The terms of the Partnership agreement provide that 90% of initial income and expenses will be allocated to the limited partner and further provide that, after the limited partner's receipt of funds invested and an 11% return on his investment, subsequent Partnership profits and losses will be allocated 90% to the general partner and 10% to the limited partner. In order to ensure repayment of the limited partner's investment, Cadence agreed to grant to the limited partner a security interest in the equipment and fixtures affixed to wells 1A and 1B in Wilbarger County and agreed to contribute the Company's share of the cash flows it receives from these two wells to the Partnership. The Company holds a 60% working interest in well 1A and a 100% working interest in well 1B. See Notes 5 and 11.

Effective September 30, 2003, Cadence purchased the limited partner's interest in the Partnership and thereby terminated the limited partner's aforementioned security interest. In this transaction, Cadence made a cash payment of $250,000 in October 2003 to the limited partner and received, from the limited partner his 5% working interest in the West Electra Lake #1 oil well in Wilbarger, Texas.

In connection with the aforementioned transaction, Cadence also repaid in October 2003 to the limited partner the unsecured sum of $300,000. These funds were previously advanced to the Partnership in June 2003 for the exploration of natural gas interests in the Black Bean Unit in Michigan in return for the limited partner's receiving 120,000 shares of Cadence stock and a working interest in each well drilled in the unit. Upon repayment of the $300,000 advance, the limited partner's working interest in each well drilled in the Black Bean Unit was fixed at 2%.

Consulting Commitments
----------------------
In June 2002, the Company entered into an agreement with Memphis Consulting Group ("Memphis") for financial consulting and public relations services beginning on August 1, 2002 through August 1, 2003. The agreement called for monthly payments of $3,000, and an initial 50,000 stock options exercisable through August 1, 2005 at $1.50 per share. See Note 8. This agreement was terminated during the quarter ended March 31, 2003.

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

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Commitments (continued)
---------------------------------
In June 2003, the Company entered into a corporate advisory agreement with Proteus Capital Corp. calling for a monthly fee of $3,000 in cash and 2,000 restricted shares of the common stock of the Company. Additionally, Proteus received an option for 50,000 shares exercisable at $1.75 for a period of four years, such shares bearing certain registration rights should the Company file a registration statement on behalf of other shareholders.

Lucius C. Geer, a consultant to the Company who manages its acquisition, exploration and production operations, has entered into several agreements with Cadence and has contractually received a 2% overriding royalty interest in oil, gas and mineral leases in Wilbarger County, Texas and a 1% overriding royalty interest in oil and gas leases in Desoto Parish, Louisiana. Effective August 1, 2003, an agreement provides that Geer will work for Cadence for $7,500 per month plus an overriding royalty interest of 2% of the sales price received for all oil, gas and minerals from leases which Geer acquires for Cadence.

Other Limited Partnerships
--------------------------
During the quarter ended June 30, 2003, the Company formed four other limited partnerships in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entities, Cadence West Electra Partners LP, Cadence Antrim Partners 1 LP, Cadence Antrim Partners 2 LP and Cadence Antrim Partners 3 LP were formed to invest in oil and gas properties. As of September 30, 2003, these entities have not begun activities. See Note 5.

Other Commitments
-----------------
The Company entered into an exploration agreement with the W.T. Waggoner Estate (Waggoner) and its trustees on August 1, 2002. This agreement calls for exploration of the West Electra Lake Project located in Wilbarger County, Texas. See Note 10.

On August 13, 2002, the Company entered into a public relations retainer agreement for one year whereby the Company agreed to issue 60,000 shares of its common stock during this period for services received. The agreement also calls for reimbursement of expenses incurred pursuant to terms of this agreement. This agreement was terminated in the quarter ending September 30, 2003.

NOTE 14 - SETTLEMENT AGREEMENT

Fausett International, Inc.
---------------------------
During June 2001, the Company entered into a settlement agreement wherein the Company relinquished all claims to the Crescent Mine (located in Shoshone County, Idaho) under a previously executed lease and delivered to counsel for Fausett International, Inc. (hereinafter "Fausett"), a quitclaim deed to the Crescent Mine. Upon receipt of the quitclaim deed, Fausett

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 14 - SETTLEMENT AGREEMENT (Continued)

Fausett International, Inc. (continued)
--------------------------------------
transferred all interest in the Crescent Mine to Shoshone County and surrendered to the Company 8,600 shares of the Company's common stock held by Fausett and an officer of Fausett. The settlement agreement released the Company from further obligations under the lease agreement. It also contained a general release in favor of the Company from the Environmental Protection Agency and from Shoshone County.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company previously sublet office space on a month-to-month basis from one of its officers in Walla Walla, Washington for $400 per month through May 2001.

During the year ended September 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc., later renamed Nevada-Comstock Mining Company. Two officers of the Company collectively own 2.4% of this entitity and Cadence owns 35%. See Note 5.

Two officers of the Company collectively own in excess of 40% of the stock of Dotson Exploration Company and they are the sole officers and directors of Dotson. Dotson owns 109,000 shares of the Company's common stock. During fiscal year 2002 and the first quarter of fiscal year 2003, Cadence repaid Dotson a loan in the amount of $10,000 and made two new loans to Dotson, one for $35,000 and one for $20,000, each at an interest rate of 10% per annum. Dotson transferred to Cadence marketable securities in the form of common stock of two unaffiliated companies, Enerphaze Corporation and The Williams Companies, Inc., valued by Cadence's board of directors at $33,380, as partial payment of the amount loaned. During the nine months ended June 30, 2003, Dotson repaid the $20,000 loan in cash. At September 30, 2003, Dotson owed Cadence $3,720, which amount is payable on demand and bears interest at 10% per annum.

Because Dotson Exploration Company, Oxford Metallurgical, Inc. and Nevada-Comstock Mining Company are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

In October 2001, Cadence issued 200,000 shares of its common stock to Mr. Crosby for cash in the amount of $60,000. On January 15, 2002, Cadence issued 100,000 shares of its common stock to Mr. Crosby in payment of a loan made to Cadence in the principal amount of $30,000 in November 2001. On January 22, 2002, Mr. Crosby made an additional loan of $30,000 bearing interest at 8% for which Cadence issued him 15,000 shares valued at $4,500 as an inducement to making the loan.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

In January 2002, Cadence transferred 41,667 shares of the common stock it owned in Trend Mining Company, of which Mr. Ryan is a director, to Mr. Ryan in payment of past due salary of $16,000. Further, in October 2001, Mr. Ryan transferred marketable securities of Enerphaze Corporation valued at $90,000 to Cadence in exchange for 300,000 shares of Cadence, which shares are held by J.P. Ryan Company, Inc. held 100% by John Ryan, Andover Capital Corporation held 100% by John Ryan, and Dotson Exploration Company.

In April 2002, Mr. Crosby purchased 83,334 Cadence investment units and Mr. Ryan purchased 43,334 Cadence investment units at $0.30 per unit consisting of one share of common stock and one warrant exercisable at $0.30. The warrants contained a provision which allowed cashless exercise when and if Cadence common stock traded at or above $1.50 per share. Also, in April 2002, Cadence issued to Mr. Ryan 6,800 shares of its common stock in repayment of 6,800 Cadence shares owned by Mr. Ryan that he had transferred to third parties to pay Cadence invoices.

On August 8, 2002, the Company formed a limited partnership whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the
Partnership, the Company contributed $12,500 and agreed to contribute its leasehold interest in an oil well ("2B", which ultimately was a dry hole) in Wilbarger County, Texas. See Notes 5, 11 and 13. During the year ended September 30, 2003, the limited partner advanced $300,000 to the limited partnership in exchange for a note payable. This note is unsecured and bears interest at 10%. The proceeds from this note were used to purchase an interest in the Company's Michigan properties. This amount reflected in the attached financial statements as a payable to related party was repaid in October 2003.

During fiscal 2003, Mr. Crosby made two loans to Cadence. One loan in December 2002 was in the principal amount of $70,000, bearing interest at 5% and the other loan made in February 2003 was in the principal amount of $50,000 bearing interest at a rate of 8%. Cadence issued 14,000 shares of its common stock valued at $10,920, as an inducement to making the $70,000 loan and 20,000 shares valued at $15,600, as an inducement to making the $50,000 loan. Cadence repaid $60,000 and has agreed to issue 4,000 shares of its common stock in repayment of the remaining $10,000 principal amount outstanding on the $70,000 loan. Cadence repaid $25,000 of the $50,000 loan in cash and has offered to issue 25,000 shares of its common stock to repay the remaining $25,000 principal amount outstanding.

In February 2003, Mr. Kevin Stulp, a director, made a bridge loan to Cadence in the principal amount of $50,000, bearing interest of 8% per annum. Cadence issued 20,000 shares of its stock valued at $15,600 to Mr. Stulp as an inducement to making the loan. Cadence later repaid $25,000 of the $50,000 loan. In July 2003, Mr. Stulp exercised a warrant to purchase 100,000 shares of common stock at $.75 per share.

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

In October 2002, the Nathan A. Low Roth IRA and various entities controlled by Thomas Kaplan, shareholders of Cadence, exercised warrants in separate cashless transactions whereby each party surrendered a total of 175,676 shares of common stock valued at $325,000 to exercise warrants for the acquisition of 1,083,334 shares of Cadence common stock..

Other related party transactions are disclosed in Notes 3, 5, 6, 12 and 13.


NOTE 16 - GAIN ON DEBT FORGIVENESS

During the year ended September 30, 2002, a vendor of the Company chose to forgive interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE 17 - INCOME TAXES

At September 30, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $5,134,000 as indicated below. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003.

The significant components of the deferred tax asset at September 30, 2003, 2002 and 2001 were as follows:

                                               2003                    2002                   2001
                                        --------------------    ------------------    -------------------
Net operating loss carryforwards             $ 2,829,000             $ 1,423,000           $ 1,372,000
Stock options and warrants issued                622,000                 172,000                     -
Section 1231 loss carryforwards                  151,000                  89,000               155,000
Capital loss carryforwards                     1,532,000                 887,000               881,000
                                        --------------------    ------------------    -------------------
Total deferred tax asset                       5,134,000               2,571,000             2,408,000
Less valuation allowance                       5,134,000               2,571,000             2,408,000
                                        --------------------    ------------------    -------------------
Net deferred tax asset                       $         -            $          -           $         -
                                        ====================    ==================    ===================

At September 30, 2003, the Company has net operating loss carryforwards of approximately $8,300,000, which expire in the years 2009 through 2023. In addition, the Company has net Section 1231 loss carryforwards of approximately $446,000, which expire in the years 2005 through 2006, and net capital loss carryforwards of approximately $4,506,000, which expire in the years 2004 through 2008. The change in the allowance account from September 30, 2002 to

                          CADENCE RESOURCES CORPORATION
                       (Formerly Royal Silver Mines, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 17 - INCOME TAXES (Continued)

September 30, 2003 was $2,563,000, which was in part due to a change in management's estimates of expected tax rates.

The Company may have had a control change as defined under the Internal Revenue Code, because of new stock issuances and changes in ownership. The effect of such control changes have not been calculated but may limit the future use of net operating losses.


NOTE 18 - SUBSEQUENT EVENTS

On October 2, 2003, the Company repaid a loan from CGT Management, Ltd. in the amount of $300,000. The terms of this loan, which originated on July 16, 2003, provided that the loan shall be immediately repaid upon the Company closing a private placement of shares of the Company in excess of $1,000,000.

In October 2003, the Company successfully completed a brokered private placement of approximately $4,303,500 gross proceeds, (principally received in September) and obligated itself to pay approximately $375,000 of commissions in cash and $430,000 in stock options as finder's fees. Investors subscribed for 1,721,400 shares of the Company's common stock bearing registration rights at $2.50 per share. The Company plans to use net proceeds from this placement to fund the Company's working interest in its natural gas project located in DeSoto Parish, Louisiana, to repay loans made to the Company and for working capital purposes.

In October 2003, the Company purchased the complete interest of the only limited partner in Cadence Resources Corporation Limited Partnership for $250,000 in cash with an effective transaction date of September 30, 2003. Also in October 2003, the Company repaid $300,000 to the limited partner for funds advanced to CRCLP. The aforementioned amounts, which total $550,000, have been recorded as a related party payable on the accompanying balance sheet. Under the terms of the repayment, the limited partner retains a 2% working interest in certain Michigan gas wells.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                  Cadence Resources Corporation
                                  (Registrant)



Date: January 12, 2004           By:       /s/ Howard M. Crosby
                                            ---------------------
                                            Howard M. Crosby, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                        OFFICE                          DATE
                      ---------                                        ------                          ----



 /s/ Howard M. Crosby                                  President and  Director (Principal      January 12, 2004
 ------------------------------------------------      Executive Officer)
 Howard M. Crosby

 /s/ John M. Ryan                                      Vice President (Principal Financial     January 12, 2004
 ------------------------------------------------      and Principal Accounting Officer)
John M. Ryann

 /s/ Kevin Stulp                                       Director                                January 12, 2004
 ------------------------------------------------
Kevin Stulp

                                                      Exhibit Index
                                                      -------------

      3.1        Restated Articles of Incorporation of Cadence Resources Corporation filed with the Utah Secretary of State on November 24, 2003
      3.2        Bylaws of Cadence Resources Corporation, a Utah corporation, adopted June 14, 2001
      4          Articles of Amendment to the Articles of Incorporation, relating to the Class A Preferred Stock
     10.1        Joint Exploration Agreement with Bridas Energy USA, Inc. dated April 30, 2003
     10.2        Lease Acquisition and Participation Agreement with Aurora Energy, Ltd. dated December 8, 2002
     10.3        Consulting Agreement with Lucius C. Geer dated August 1, 2003
     10.4        Agreement dated effective September 30, 2003 with Nathan A. Low, Sunrise Securities Corporation and
                 Cadence Resources Corporation Limited Partnership
     14          Code of Ethics
     23.1        Consent of Ralph E. Davis Associates, Inc.
     31          Rule 13a-14(a)/15d-14(a) Certifications
     32          Certification of principal executive officer and principal financial officer pursuant to section
                 906 of the Sarbanes-Oxley Act of 2002.
     99.1        Report of Ralph E. Davis Associates, Inc.