Form 10QSB
period 2003-12-31
CADENCE RESOURCES CORP
filed 2004-02-23
CIK 933157

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003

                         Commission file number 0-25170


                          Cadence Resources Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Utah                                      87-0306609
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

            6 East Rose Street, P.O. BOX 2056, Walla Walla, WA 99362
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (509) 526-3491
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

The number of shares of common stock outstanding as of February 20, 2004 was 12,593,827.

Transitional Small Business Disclosure Format (check one):
          Yes    [ ]             No          [X]

                          CADENCE RESOURCES CORPORATION

                                   Form 10-QSB

                                      Index

PART I.FINANCIAL INFORMATION......................................................................................1
   Item 1.       Financial Statements.............................................................................1
   Item 2.       Management's Discussion and Analysis or Plan of Operations......................................35
   Item 3.       Controls and Procedures.........................................................................38
PART II.OTHER INFORMATION........................................................................................40
   Item 1.       Legal Proceedings...............................................................................40
   Item 2.       Changes in Securities...........................................................................40
   Item 3.       Defaults Upon Senior Securities.................................................................40
   Item 4.       Submission of Matters to a Vote of Security Holders.............................................40
   Item 5.       Other Information...............................................................................40
   Item 6.       Exhibits and Reports on Form 8-K................................................................41

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Accountant's Review Report................................................................................1

    Balance Sheets - December 31, 2003 (unaudited) and September 30, 2003 and 2002............................2

    Statements of Operations - three months ended December 31, 2003, 2002 and 2001 (unaudited)...................................................................................4

    Statement of Stockholders' Equity (Deficiency) - years ended September 30, 2002 and 2003 and three months ended December 31, 2003 (unaudited)..........................................5a

    Statements of Cash Flows - three months ended December 31, 2003, 2002 and
       2001 (unaudited).......................................................................................6

    Notes to the Financial Statements.........................................................................8

Board of Directors
Cadence Resources Corporation
Walla Walla, Washington


                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Cadence Resources Corporation, as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Cadence Resources Corporation.

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

The financial statements for the year ended September 30, 2003 were audited by us and we expressed an unqualified opinion on it in our report dated December 10, 2003. We have not performed any auditing procedures since that date.


/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 20, 2004

                                     CADENCE RESOURCES CORPORATION
                                            BALANCE SHEETS

                                                                  December 31                  September 30,
                                                                       2003          --------------------------------------
                                                                    (Unaudited)            2003                 2002
                                                                -------------------  -------------------  -----------------
ASSETS

      CURRENT ASSETS
          Cash                                                  $          754,133   $        3,619,345   $         40,011
          Oil & gas revenue receivable                                     377,834               84,575             26,123
          Receivable from working interest owners                           12,873               12,873             16,037
          Notes receivable                                                   3,720                3,720             13,078
          Prepaid expenses                                                  20,925                5,925             27,500
          Other current assets                                              15,425                  425                431
                                                                -------------------  -------------------  -----------------
               TOTAL CURRENT ASSETS                                      1,184,910            3,726,863            123,180
                                                                -------------------  -------------------  -----------------
      OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                                                637,717              590,747             48,694
          Unproved properties                                            2,430,612              833,836             78,997
          Wells and related equipment and facilities                       326,569              202,886             67,374
          Support equipment and facilities                                 254,284              151,963            105,108
          Prepaid mineral leases                                           368,876              395,973            177,177
          Less accumulated depreciation, depletion,
               amortization and impairment                                (295,875)             (61,611)            (4,312)
                                                                -------------------  -------------------  -----------------
               TOTAL OIL AND GAS PROPERTIES                              3,722,183            2,113,794            473,038
                                                                -------------------  -------------------  -----------------
      PROPERTY AND EQUIPMENT
          Furniture and equipment                                            4,226                1,660              1,440
          Less accumulated depreciation                                     (1,462)              (1,451)            (1,440)
                                                                -------------------  -------------------  -----------------
               TOTAL PROPERTY AND EQUIPMENT                                  2,764                  209                  -
                                                                -------------------  -------------------  -----------------
      OTHER ASSETS
          Investments                                                      293,411              394,454            448,793
          Mineral properties available for sale                            246,757              246,757            246,757
                                                                -------------------  -------------------  -----------------
               TOTAL OTHER ASSETS                                          540,168              641,211            695,550
                                                                -------------------  -------------------  -----------------
      TOTAL ASSETS                                              $        5,450,025   $        6,482,077   $      1,291,768
                                                                ===================  ===================  =================

                        See accountant's review report and accompanying notes to interim financial statements.

                                                                 2

                                                    CADENCE RESOURCES CORPORATION
                                                           BALANCE SHEETS

                                                                         December 31,                   September 30,
                                                                            2003           -----------------------------------------
                                                                         (Unaudited)               2003                  2002
                                                                      -------------------  --------------------  -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
          Accounts payable                                            $          721,895   $           584,866   $          119,923
          Revenue distribution payable                                            88,606                68,929               14,835
          Payable to related party                                                     -               550,000                2,500
          Deferred working interest                                                    -                     -               22,184
          Accrued compensation                                                     3,165                94,920               66,261
          Interest payable                                                        11,522                15,752                    -
          Notes payable                                                          100,000               460,000                    -
                                                                      -------------------  --------------------  ------------------
               TOTAL CURRENT LIABILITIES                                         925,188             1,774,467              225,703
                                                                      -------------------  --------------------  ------------------
      COMMITMENTS AND CONTINGENCIES                                                    -                     -                    -
                                                                      -------------------  --------------------  ------------------

      REDEEMABLE PREFERRED STOCK                                                  59,925                59,925                    -
                                                                      -------------------  --------------------  ------------------
      STOCKHOLDERS' EQUITY
          Common stock, $.01 par value; 100,000,000
               shares authorized, 12,632,827, 12,512,827,
               and 6,866,210 shares issued and outstanding,
               respectively                                                      126,328               125,128               68,662
          Additional paid-in capital                                          18,642,222            18,343,422           13,291,965
          Stock options                                                        1,210,704             1,210,704              626,790
          Stock warrants                                                          51,375                51,375              233,334
          Accumulated deficit                                                (15,239,167)          (14,863,687)         (12,906,132)
          Accumulated other comprehensive income (loss)                         (326,550)             (219,257)            (248,554)
                                                                      -------------------  --------------------  ------------------
               TOTAL STOCKHOLDERS' EQUITY                                      4,454,912             4,647,685            1,066,065
                                                                      -------------------  --------------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                      $        5,450,025   $         6,482,077   $        1,291,768
                                                                      ===================  ====================  ==================

                       See accountant's review report and accompanying notes to interim financial statements.

                                                                 3

                                       CADENCE RESOURCES CORPORATION
                                         STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                            December 31,
                                                       ------------------------------------------------------
                                                            2003              2002               2001
                                                         (Unaudited)       (Unaudited)        (Unaudited)
                                                       ----------------  -----------------  -----------------

REVENUES
      Oil and gas sales                                $       559,384   $         33,376   $              -
                                                       ----------------  -----------------  -----------------
GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation, depletion and amortization                 233,111              8,635                  -
      Officers' and directors' compensation                     55,000             45,000             12,510
      Consulting                                                58,413             78,230             95,614
      Professional fees                                        290,047              8,035             27,856
      Oil and gas lease expenses                               109,386             20,352             14,772
      Oil and gas consulting                                    15,000                  -                  -
      Oil and gas production costs                              39,479
      Lease operating expenses                                   1,248             36,516                  -
      Other general and administrative                         134,980             36,203             12,921
                                                       ----------------  -----------------  -----------------
          TOTAL EXPENSES                                       936,664            232,971            163,673
                                                       ----------------  -----------------  -----------------
OPERATING LOSS                                                (377,280)          (199,595)          (163,673)
                                                       ----------------  -----------------  -----------------
OTHER INCOME (EXPENSES)
      Interest income                                            3,980                 80                 13
      Interest expense                                          (2,181)            (1,239)            (1,060)
      Partnership loss                                               -             (8,309)                 -
      Gain on debt forgiveness                                       -                  -              6,109
      Loss on disposition and impairment of assets                   -            (34,623)           (32,733)
                                                       ----------------  -----------------  -----------------
          TOTAL OTHER INCOME (EXPENSE)                           1,799            (44,091)           (27,671)
                                                       ----------------  -----------------  -----------------

LOSS BEFORE TAXES                                             (375,481)          (243,686)          (191,344)

INCOME TAX BENEFIT                                                   -                  -             66,040
                                                       ----------------  -----------------  -----------------
LOSS FROM CONTINUING OPERATIONS                               (375,481)          (243,686)          (125,304)

GAIN FROM DISCONTINUED OPERATIONS
      Gain from mining operations (net of income
          tax benefit of $66,040)                                    -                  -            264,158
                                                       ----------------  -----------------  -----------------
NET INCOME (LOSS)                                             (375,481)          (243,686)           138,854

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on market value of
          investments                                         (107,293)             8,677             10,460
                                                       ----------------  -----------------  -----------------
COMPREHENSIVE INCOME (LOSS)                            $      (482,774)  $       (235,009)  $        149,314
                                                       ================  =================  =================

NET INCOME (LOSS) PER COMMON SHARE
      BASIC AND DILUTED
      Net loss from continuing operations              $         (0.03)  $          (0.03)  $          (0.04)
      Net gain (loss) from discontinued operations                 nil                nil               0.08
                                                       ---------------   -----------------  -----------------
NET INCOME (LOSS) PER COMMON SHARE                     $         (0.03)  $          (0.03)  $           0.04
                                                       ================  =================  =================
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                                     12,602,175          8,411,936          3,258,749
                                                       ================  =================  =================

           See accountant's review report and accompanying notes to interim financial statements.

                                                    4

                                        CADENCE RESOURCES CORPORATION
                                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Common Stock
                                            ---------------------------      Additional
                                              Number                          Paid-in            Stock
                                            of Shares           Amount        Capital           Options
                                            ---------          --------     ------------       ---------

Balance, September 30, 2001                 2,453,890          $ 24,539     $ 12,198,855       $       -

Shares issued for cash at $0.24
     to $0.50 per share                       783,000             7,830          234,070               -

Shares issued to officer for debt
     at $0.30 per share                       300,000             3,000           87,000               -

Shares issued to officers, consultants
      and others for services, accrued
      compensation and prepaid
      expenses at $0.30 to $0.38 per
      share                                   589,184             5,892          205,775               -

Shares issued for cash with warrants
     attached at $0.30 per share            2,333,336            23,333          443,333               -

Shares issued to officer for
     reimbursement of expenses
     paid for Company at $1.03
     per share                                  6,800                68            6,932               -

Shares issued for investment at
     $0.30 per share                          400,000             4,000          116,000               -

Options issued to directors and
     consultants for services                       -                 -                -         626,790

Net loss for the year ended
     September 30, 2002                             -                 -                -               -

Unrealized loss on market value
     of investments                                 -                 -                -               -
                                            ---------          --------     ------------       ---------
Balance, September 30, 2002                 6,866,210          $ 68,662     $ 13,291,965       $ 626,790
                                            ---------          --------     ------------       ---------

         See accountant's review report and accompanying notes to interim financial statements.

                                                  5a

                                              CADENCE RESOURCES CORPORATION
                                            STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                  Accumulated
                                                                                    Other               Total
                                                  Stock          Accumulated      Comprehensive      Stockholders'
                                                 Warrants          Deficit        Income/(Loss)         Equity
                                            ----------------  ----------------- -----------------  ----------------

Balance, September 30, 2001                     $       -       $(11,760,681)       $ (150,162)        $ 312,551

Shares issued for cash at $0.24
     to $0.50 per share                                 -                  -                 -           241,900

Shares issued to officer for debt
     at $0.30 per share                                 -                  -                 -            90,000

Shares issued to officers, consultants
   and others for services, accrued
   compensation and prepaid
   expenses at $0.30 to $0.38 per
   share                                                -                  -                 -           211,667

Shares issued for cash with warrants
     attached at $0.30 per share                  233,334                  -                 -           700,000

Shares issued to officer for
     reimbursement of expenses
     paid for Company at $1.03
     per share                                          -                  -                 -             7,000

Shares issued for investment at
     $0.30 per share                                    -                  -                 -           120,000

Options issued to directors and
     consultants for services                           -                  -                 -           626,790

Net loss for the year ended
     September 30, 2002                                 -         (1,145,451)                -        (1,145,451)

Unrealized loss on market value
     of investments                                     -                  -           (98,392)          (98,392)
                                          ----------------  -----------------  ----------------  ----------------
Balance, September 30, 2002                     $ 233,334       $(12,906,132)       $ (248,554)      $ 1,066,065
                                          ----------------   ----------------   ---------------  ----------------

               See accountant's review report and accompanying notes to interim financial statements.

                                                    5b

                                       CADENCE RESOURCES CORPORATION
                                     STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock
                                           --------------------------    Additional
                                             Number                        Paid-in          Stock
                                            of Shares         Amount       Capital         Options
                                           ----------        --------   ------------      ----------

Balance, September 30, 2002                 6,866,210        $ 68,662   $ 13,291,965      $  626,790

Shares issued for cash with warrants
     attached at an average of $0.52
     per unit                                 212,500           2,125         56,500               -

Shares issued to officers, directors
     and others for services at $0.78
     to $1.80                                 496,500           4,965        535,710               -

Shares issued for loan consideration
     at $1.08 per share                       220,000           2,200        204,800               -

Shares issued for exercise of options
     at $0.75 per share                       100,000           1,000        142,100         (68,100)

Shares issued from cashless exercise
     of warrants                            1,956,984          19,569        213,765               -

Shares issued for cash at $0.80 to
     $2.50 per share, net of financing
     fee of $347,850                        2,525,183          25,252      4,216,347               -

Options issued for financing                        -               -       (429,671)        429,671

Shares issued for related party loan
     fee at $1.00 per share                   120,000           1,200        118,800               -

Conversion of shares of Celebration
     for shares of Cadence common stock        14,250             143           (143)              -

Options issued to consultants for
     services                                       -               -              -         222,343

Miscellaneous adjustment                        1,200              12            (12)              -

Dividends paid on preferred stock                   -               -         (6,739)              -

Net loss for the year ended
     September 30, 2003                             -               -              -               -

Unrealized gain on market value of
     investments                                    -               -              -               -
                                           ----------        --------   ------------      ----------
Balance, September 30, 2003                12,512,827        $125,128   $ 18,343,422      $1,210,704
                                           ----------        --------   ------------      ----------

       See accountant's review report and accompanying notes to interim financial statements.

                                            5c

                                      CADENCE RESOURCES CORPORATION
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                           Accumulated
                                                                              Other           Total
                                              Stock        Accumulated      Comprehensive   Stockholders'
                                            Warrants         Deficit        Income/Loss        Equity
                                       --------------- ----------------- ---------------- ---------------

Balance, September 30, 2002                 $ 233,334     $ (12,906,132)      $ (248,554)    $ 1,066,065

Shares issued for cash with warrants
     attached at an average of $0.52
     per unit                                  51,375                 -                -         110,000

Shares issued to officers, directors
     and others for services at $0.78
     to $1.80                                       -                 -                -         540,675

Shares issued for loan consideration
     at $1.08 per share                             -                 -                -         207,000

Shares issued for exercise of options
     at $0.75 per share                             -                 -                -          75,000

Shares issued from cashless exercise
     of warrants                             (233,334)                -                -               -

Shares issued for cash at $0.80 to
     $2.50 per share, net of financing
     fee of $347,850                                -                 -                -       4,241,599

Options issued for financing                        -                 -                -               -

Shares issued for related party loan
     fee at $1.00 per share                         -                 -                -         120,000

Conversion of shares of Celebration
     for shares of Cadence common stock             -                 -                -               -

Options issued to consultants for
     services                                       -                 -                -         222,343

Miscellaneous adjustment                            -                 -                -               -

Dividends paid on preferred stock                   -                 -                -          (6,739)

Net loss for the year ended
     September 30, 2003                             -        (1,957,555)               -      (1,957,555)

Unrealized gain on market value of
     investments                                    -                 -           29,297          29,297
                                       --------------- ----------------- ----------------   -------------
Balance, September 30, 2003                 $  51,375     $ (14,863,687)      $ (219,257)    $ 4,647,685
                                       --------------- ----------------- ----------------   -------------

         See accountant's review report and accompanying notes to interim financial statements.

                                             5d

                                           CADENCE RESOURCES CORPORATION
                                         STATEMETN OF STOCKHOLDERS' EQUITY

                                                    Common Stock
                                            -----------------------------
                                                                             Additional
                                               Number                         Paid-in           Stock
                                              of Shares       Amount          Capital          Options
                                            ------------- ---------------  --------------  ---------------
Balance, September 30, 2003                   12,512,827  $      125,128   $  18,343,422   $     1,210,704

Shares issued for cash at $2.50                  110,000           1,100         273,900                -

Shares issued for services at $2.50               10,000             100          24,900                -

Net loss for the three months ended
     December 31, 2003 (unaudited)                     -               -               -                -

Unrealized loss on market value of
     investments (unaudited)                           -               -               -                -
                                            ------------- ---------------  --------------  ---------------
Balance, December 31, 2003 (unaudited)        12,632,827  $      126,328   $  18,642,222   $    1,210,704
                                            ============= ===============  ==============  ===============

         See accountant's review report and accompanying notes to interim financial statements.

                                                    5e

                                                   CADENCE RESOURCES CORPORATION
                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other                  Total
                                                    Stock             Accumulated            Comprehensive         Stockholders'
                                                   Warrants             Deficit               Income/Loss              Equity
                                                  ---------        ----------------          ------------          -------------

Balance, September 30, 2003                       $ 51,375         $   (14,863,687)            $ (219,257)        $   4,647,685

Shares issued for cash at $2.50                          -                       -                      -               275,000

Shares issued for services at $2.50                      -                       -                      -                25,000

Net loss for the three months ended
      December 31, 2003 (unaudited)                      -                (375,480)                     -              (375,480)

Unrealized loss on market value of
      investments (unaudited)                            -                       -               (107,293)             (107,293)
                                                  ---------        ----------------            -----------        -------------
Balance, December 31, 2003 (unaudited)            $ 51,375         $   (15,239,167)            $ (326,550)        $   4,464,912
                                                  =========        ================            ===========        =============

                  See accountant's review report and accompanying notes to interim financial statements.

                                                            5f

                                                    CADENCE RESOURCES CORPORATION
                                                      STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                      --------------------------------------------------------------
                                                                             2003                  2002                 2001
                                                                         (Unaudited)           (Unaudited)           (Unaudited)
                                                                      -------------------  ---------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                               $         (375,481)  $           (243,686)  $         138,854
      Adjustments to reconcile net loss to net cash
           used by operating activities:
                Loss on sale of investments                                            -                 34,623              32,733
                Gain from mining operations                                            -                      -            (330,198)
                Loss on debt forgiveness                                               -                      -               6,109
                Depreciation, depletion and amortization                         233,111                  8,635                   -
                Issuance of common stock for services                             25,000                 10,800              55,500
                Investment given for services                                          -                  7,200                   -
      Changes in assets and liabilities:
                Oil & gas revenue receivable                                    (293,259)                 3,275                   -
                Receivable from working interest owners                                -                  2,601                   -
                Note receivable                                                                         (18,994)                  -
                Other current assets                                             (15,000)                     1                   -
                Prepaid expenses                                                  (9,518)                 7,500            (103,423)
                Deferred working interest                                              -                 12,826             (30,889)
                Accounts payable                                                 137,029                 31,494             (25,784)
                Revenue distribution payable                                      19,677                 (4,140)                  -
                Accrued expenses                                                 (99,150)                30,000              12,510
                                                                      -------------------  ---------------------  -----------------
           Net cash provided (used) by operating activities                     (377,591)              (117,865)           (244,588)
                                                                      -------------------  ---------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                                     (6,250)                (5,860)            (13,224)
      Sale of investments                                                              -                  4,389              29,050
      Purchase and development of proved and
           unproved properties                                                (1,598,752)               (18,005)                  -
      Purchase of mineral leases                                                 (21,615)               (47,500)                  -
      Purchase of fixed assets                                                  (226,004)                (4,466)                  -
                                                                      -------------------  ---------------------  -----------------
           Net cash provided (used) by investing activities                   (1,852,621)               (71,442)             15,826
                                                                      -------------------  ---------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of notes payable                                                 (360,000)                     -             (35,000)
      Proceeds on payables to related parties                                          -                 50,000                   -
      Payments on payables to related parties                                   (550,000)                     -                   -
      Issuance of preferred stock for cash                                             -                 30,000                   -
      Issuance of common stock and warrants for cash                             275,000                110,000             213,900
                                                                      -------------------  ---------------------  -----------------
           Net cash provided (used) by financing activities                     (635,000)               190,000             178,900
                                                                      -------------------  ---------------------  -----------------
           Net increase (decrease) in cash                            $       (2,865,212)  $                693   $         (49,862)
                                                                      -------------------  ---------------------  -----------------

                       See accountant's review report and accompanying notes to interim financial statements.

                                                                 6

                                                  CADENCE RESOURCES CORPORATION
                                                    STATEMENTS OF CASH FLOWS




                                                                                        Three Months Ended
                                                                                           December 31,
                                                                  -------------------------------------------------------------
                                                                         2003                 2002                  2001
                                                                      (Unaudited)          (Unaudited)           (Unaudited)
                                                                  --------------------  ------------------   ------------------
Net increase (decrease) in cash (balance forward)                 $        (2,865,212)  $             693    $         (49,862)

Cash, beginning of period                                                   3,619,345              40,011              191,684
                                                                  --------------------  ------------------   ------------------
Cash, end of period                                               $           754,133   $          40,704    $         141,822
                                                                  ====================  ==================   ==================
Supplemental cash flow disclosure:

      Income taxes paid                                           $                 -   $               -    $               -
      Interest paid                                               $                 -   $               -    $               -

Non-cash investing and financing activities:

      Common stock issued for services rendered                   $            25,000   $          10,800    $          55,500
      Common stock issued for debt                                $                 -   $               -    $          60,000
      Investment received for mining claims                       $                 -   $               -    $         350,198
      Investment given for related party payable                  $                 -   $               -    $           8,231
      Investment received for note receivable                     $                 -   $               -    $          15,000
      Investment given for consulting services                    $                 -   $           7,200    $               -

                     See accountant's review report and accompanying notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003



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

As a result of the Company's entering a new exploration stage on July 1, 2001, the Company elected to dispose of its mineral properties and has accordingly reclassified those remaining properties, which total $246,757 at December 31, 2003, as other assets. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision has been made in the accompanying financial statements for any

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

asset impairment that may result in the event the Company is not successful in selling these properties. See Note 3.

The costs of prepaid oil and gas leases  ($368,876 and  $395,973,  respectively)
included in the accompanying balance sheets as of December 31, 2003 and September 30, 2003 are principally related to natural gas properties. The Company has not determined whether the properties contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income/Loss Per Share
---------------------
Income/loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding warrants were not included in the computation of diluted loss per share because their inclusion would be antidilutive.

Mineral Properties
------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At December 31, 2003, September 30, 2003, and 2002, the cost of the Company's mineral properties are included in other assets in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability. At December 31, 2003, the Company had no accrued liabilities for compliance with environmental regulations.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, receivables, prepaids, payables, and payables to related parties approximate their fair value.

Fair Value Standards
--------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Investments
-----------
Investments, principally consisting of equity securities of private and small public companies, are stated at current market value.

Impaired Asset Policy
---------------------
The Company adopted Statement of Financial Accounting Standards No. 144 titled "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in prior years, the Company does not believe any further adjustments are needed to the carrying value of its assets at December 31, 2003. See Note 3.

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

Provision for Income Taxes
--------------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit and net losses presented.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2003 and for the periods covered in these statements, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
-------------------------------------------
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
-------------------------------------------
completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, which has not had a material effect on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2003.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2003.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
-------------------------------------------
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

Utah Property
-------------
The Company has elected to retain its 25% undivided interest in the Vipont Mine located in northwest Utah. This interest is carried on the Company's books at $246,757 and is included in other assets. (See Note 13)

Mineral Properties in North Idaho
---------------------------------
At December 31, 2003, the Company, directly and through its subsidiary, Celebration Mining Company, held forty-three unpatented mining claims in the Coeur d'Alene Mining District in distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. All of these claims have been written off as permanently impaired.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 3 - MINERAL PROPERTIES (Continued)

In September 2000, the Company, through its wholly owned subsidiary Celebration Mining Company, entered into a five-year lease agreement with an affiliated company, Oxford Metallurgical, Inc. ("Oxford") on its eight-claim Palisades Group property. The lease called for a semi-annual payment of $3,000, or alternatively, the semi-annual payment of 10,000 shares of the common stock of Oxford. Oxford had the right to explore and potentially develop the property under certain conditions. This lease was rescinded during the year ended September 30, 2002.


NOTE 4 - INVESTMENTS

The Company's investment securities are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no investments which are classified as trading securities.

At December 31, 2003, September 30, 2003 and 2002, the market values of stock investments were as follows:

                                         December 31,   September 30,   September 30,
                                             2003           2003            2002
                                         -----------    ------------    ------------

Elite Logistics, Inc.                     $     611      $     656      $   2,950
Ashington Mining Company                      5,709          5,709          5,709
Cadence Resources Corp. LP                        -              -         15,200
Enerphaze Corporation                           982            982          5,400
Exhaust Technology                                -              -          2,244
Integrated Pharmaceuticals, Inc.              9,406          9,406              -
Metalline Mining Company                        875            925              -
Nevada-Comstock (formerly
  Caledonia Silver-Lead Mines, Inc.)              -              -        350,198
Rigid Airship Tech                              310            310              -
Sterling Mining Co.                               -              -          4,859
The Williams Companies, Inc.                      -              -          6,800
Trend Mining Company                         25,858         24,483         54,567
Western Goldfields, Inc.                    249,660        351,373            866
Other investments                                 -            610              -
                                         ----------      ---------      ---------
Total                                    $  293,411      $ 394,454      $ 448,793
                                         ==========      =========      =========

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 4 - INVESTMENTS (continued)

The carrying value of these shares is reevaluated at each reporting period and adjustments, if appropriate, are made to the carrying value of these securities. Of all the aforementioned investments owned by the Company at December 31, 2003, only Trend Mining Company, Metalline Mining Company, and Western Goldfields, Inc. are public companies with a trading market.

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

Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines, Inc.)
---------------------------------------------------------------------------
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximated its fair value. The net effect of the transaction resulted in a gain of $330,198. At September 30, 2003, this investment was written off as the investment company is dormant and there is no way to value the shares.

Western Goldfields, Inc.
------------------------
In 2002, the Company exchanged fully depreciated mining equipment for shares of a privately held business, Calumet Mining Company, which was eventually acquired by Western Goldfields, Inc. Upon completion of the acquisition the Company received 160,000 shares of Western's common stock. At the time, Western's stock had experienced minimal trading and had a limited market for its stock. During the year ended September 30, 2003, Western's trading volume substantially increased. The current value of this stock is included in the attached financial statements as investments. In addition during 2003, the Company acquired an additional 21,200 shares of Western stock for $24,730.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 4 - INVESTMENTS (Continued)

Other Limited Partnerships
--------------------------
During the year ended September 30, 2003, the Company formed four other limited partnerships in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entities, Cadence West Electra Partners LP, Cadence Antrim Partners 1 LP, Cadence Antrim Partners 2 LP and Cadence Antrim Partners 3 LP were formed to invest in oil and gas properties. As of December 31, 2003, these entities have not begun activities.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five to ten years. Depreciation expense for the three months ended December 31, 2003, and the year ended September 30, 2002, and 2001 was $11,007, $21,222 and $4,303 respectively.


NOTE 6 - COMMON STOCK

During the year ended September 30, 2001, the Company issued 284,375 shares of common stock to officers, directors, consultants and others for services and 532,500 shares of common stock were issued to officers for loan consideration, investments and cash. The Company also issued 40,000 shares of its common stock pursuant to terms of a consulting agreement and sold 393,334 shares of its common stock for cash. The shares were valued at their fair market value at the date of issuance, which ranged from $0.25 to $1.40.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 6 - COMMON STOCK (continued)

During the year ended September 30, 2002, the Company also sold 2,333,336 "units" to investors, two officers of the Company and another entity under common control at $0.30 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $0.30 per common share for five years. Sales of these units generated cash proceeds of $700,000. Two officers of the Company and another entity under common control invested $50,000 in these common stock units. (See Note 9)

During the year ended September 30, 2003, the Company sold 212,500 "units" to investors at prices ranging from $0.50 to $0.80 per unit in a private placement. Each unit consists of one share of common stock and one warrant exercisable at $1.35 per common share for three years. Sales of these units generated cash proceeds of $110,000. Warrants previously issued (2,320,175) were exercised for 1,956,984 shares of common stock in "cashless" redemptions. (See Note 9.) During this same period the Company sold 2,625,183 shares of its common stock for $4,316,599 net of expenses of $347,850. The Company also issued 496,500 shares of its common stock to officers, directors and consultants for services valued at $540,675 and 220,000 shares for loan consideration valued at $207,000. In addition, the Company issued to a related party an additional 120,000 shares valued at $120,000 as an inducement for a loan. The value of this inducement was used to reduce the payable to related party.

During the quarter ended December 31, 2003, the Company issued 10,000 shares of its common stock to consultants and others for services valued at $25,000.


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

At December 31, 2003, the Company had no accrued dividends payable to preferred shareholders.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit or work performed. As of September 30, 2003, only 638 shares of common stock had been awarded under the Plan.

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. At September 30, 2001, a total of 72,750 options had been granted under the plan. These options were forfeited and none been exercised through the year ending September 30, 2002. The old existing options were attributed to the merger of Celebration Mining Company with Royal in August 1995.

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

The fair value of each option granted during fiscal 2002 and 2003 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value during fiscal 2002: risk-free interest rate of 5%, volatility of 100%, expected life of 3 to 5 years, and no expected dividends. The value of these options in the amount of $626,790 was included in operating expense in the financial statements. The following assumptions were made in estimating fair value during the year ended September 30, 2003: risk-free interest rate of 3% to 4%, volatility of 106% to 337%, expected life of 4 to 5 years and no expected dividends. The value of these options in the amount of $222,343 was included in the Company's statement of operations for 2003.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

Following is a summary of the stock options during the quarter ended December 31, 2003 and the years ended September 30, 2003 and 2002:

                                                                                                         Weighted
                                                                                       Number            Average
                                                                                        of               Exercise
                                                                                      Options              Price
                                                                                  --------------      -------------
Outstanding at 10/1/2001                                                                 60,000       $      18.60
Granted                                                                                 750,000               1.08
Exercised                                                                                     -                  -
Expired or forfeited                                                                    (60,000)            (18.60)
                                                                                  --------------      -------------
Outstanding at 9/30/2002                                                                750,000       $       1.08
                                                                                  ==============      =============

Options exercisable at 9/30/2002                                                        750,000       $       1.08
                                                                                  ==============      =============
Weighted average fair value of options granted
   during the year ended 9/30/2002                                                $        0.84
                                                                                  ==============
Outstanding at 10/1/2002                                                                750,000       $       1.08
Granted                                                                                 287,140               2.23
Exercised                                                                              (100,000)             (0.68)
Expired or forfeited                                                                          -                  -
                                                                                  --------------      -------------
Outstanding 9/30/03                                                                     937,140       $       1.47
                                                                                  ==============      =============
Options exercisable at 9/30/03                                                          937,140       $       1.47
                                                                                  ==============      =============
Weighted average fair value of options granted
   during the year ended 9/30/2003                                                $        2.27
                                                                                  ==============
Outstanding at 10/1/2003                                                                937,140       $       1.47
Granted                                                                                       -                  -
Exercised                                                                                     -                  -
Expired or forfeited                                                                          -                  -
                                                                                  --------------      -------------
Outstanding 12/31/03                                                                    937,140       $       1.47
                                                                                  ==============      =============

Options exercisable at 12/31/03                                                         937,140       $       1.47
                                                                                  ==============      =============

Weighted average fair value of options granted
   during the three months ended 12/31/03                                         $           -
                                                                                  ==============

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

                                                                                     Weighted Average
          Exercise Date                                     Number of Shares          Price per Share
          -------------------------------------------    -----------------------   ----------------------
          On or before June 21, 2005                            200,000                 $    1.50
          On of before August 1, 2005                            50,000                 $    1.50
          On or before March 1, 2007                            300,000                 $    0.75
          On or before July 8, 2007                             100,000                 $    1.35
          On or before June 18, 2007                             50,000                 $    1.70
          On or before June 1, 2007                              75,000                 $    2.00
          On or before September 30, 2008                       162,140                 $    2.50

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

During the year ended September 30, 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached, and 25,000 warrants related to a July 2002 purchase. The warrants were valued at $51,375 using the Black-Scholes Option Price Calculation. The following assumptions were made is estimating fair value: risk free interest rate is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 237,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all of these warrants remain outstanding and exercisable.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

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

Louisiana
---------
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. As of the date of these financial statements, the Company has leased over 4,250 acres. At December 31, 2003, September 30, 2003 and September 30, 2002, Louisiana leases of $201,684, $350,675 and $169,077, respectively, are included in the attached financial statements as prepaid mineral leases. In June 2003, under the terms of a joint operating agreement with Bridas Energy USA, Bridas commenced drilling. The first three wells are now in the process of being completed with small amounts of production being generated. The Company has a 25% working interest in and 20% net revenue interest in the first two wells drilled and a 45% working interest and 36% net revenue interest in the third, fourth and fifth wells. Bridas is the operator of all of Cadence's properties in Louisiana.

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

At December 31, 2003 September 30, 2003 and September 30, 2002, the Company recorded a receivable from third party working interest owners in the amount of $12,873, $12,873 and $16,037, respectively, to reflect some sales of the prospect's partial interest. This well was placed in production during July 2002. Two additional exploratory wells (the "2A" and "1B") were drilled by Waggoner on the property with the Company retaining 100% of the working interest. The 1B was successfully placed in production and the 2A was converted to a salt-water disposal well. Subsequent efforts were made to drill the "2B" well (the Company's fourth well) which was funded through the Cadence Resources Corporation Limited Partnership. This well was unsuccessful.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 10 - OIL AND GAS PROPERTIES (Continued)

Texas (continued)
-----------------
During February 2003, the Company completed the West Electra Lake Well on the Waggoner Ranch Project. The Company entered into a 45% working interest joint operating agreement with the Waggoner Ranch for the operations conducted on this acreage. In the quarter ending September 30, 2003, the Company drilled and completed two additional wells on the West Electra Lake joint venture operating area on the Waggoner Ranch. The Company owns a 50% working interest in these last two wells.

At December 31, 2003, September 30, 2003 and 2002, prepaid oil and gas leases relating to Texas property of, $4,500, $4,500 and $8,100, respectively, are included in the attached financial statements.

Michigan
--------
In December 2002, the Company began participating in a natural gas drilling program in Alpena County, Michigan with Aurora Energy, Ltd. As of December 31, 2003, Cadence had a 22.5% working interest (before payout, 20% after payout), 18% net revenue interest (before payout, 16% after payout), in six producing wells in Alpena County. Production commenced from this field in June 2003. Aurora is the operator of all of Cadence's properties in Alpena County. At December 31, 2003, Michigan leases totaling $96,374 are included in the attached financial statements as prepaid mineral leases.

Kansas
------
During the year ended September 30, 2003, the Company leased 2,270 acres of land in the Anadarko Basin in west central Kansas. No drilling has commenced on any of this acreage. Cadence holds a 100% working interest and 82% net revenue interest in these leases. At December 31, 2003, $66,318 of leases in Kansas are included in the attached financial statements as prepaid mineral leases.


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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

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

The changes in proved reserves for the years ended September 30, 2003 and 2002 including the reserves at September 30, 2002 were as follows and as estimated by the management of Cadence:

                                                                   Petroleum Liquids         Natural Gas
                                                                       (Mbarrels)              (MMCF)
                                                                     United States          United States
                                                                  ---------------------    ----------------

Reserves at October 1, 2001                                                 -                     -
Extensions and discoveries                                                101                     -
Production/sales                                                           (3)                    -
                                                                  ---------------------    ----------------
Reserves at September 30, 2002                                             98                     -
                                                                  =====================    ================

Reserves at October 1, 2002                                                98                     -
Revision of previous estimate                                             (21)                    -
Production/sales                                                          (11)                    -
                                                                  ---------------------    ----------------
Reserves at September 30, 2003                                             66                     -
                                                                  =====================    ================

All reserves shown at September 30, 2003 are proved developed reserves.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2003 and 2002 were as follows:

                                                                September 30,                    September 30,
                                                                    2003                              2002
                                                               --------------                    -------------

Proved properties                                              $      290,747                    $      48,694
Unproved properties                                                 1,133,836                           78,997
Wells and related equipment and facilities                            202,886                           67,374
Support equipment and facilities                                      151,963                          105,108
Prepaid oil and gas leases                                            395,971                          177,177
Accumulated depreciation,
     depletion and amortization                                       (61,611)                          (4,312)
                                                               --------------                    -------------
Total capitalized costs                                        $    2,113,792                    $     473,038
                                                               ==============                    =============

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

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

                                                                          September 30,            September 30,
                                                                               2003                    2002
                                                                       --------------------     --------------------
Property acquisition costs:
     Proved properties                                                 $                 -      $             8,000
     Unproved properties                                                           319,188                  245,483
Exploration costs                                                                  139,010                  456,086
Development costs                                                                1,479,030                  306,761
Operating expenses                                                                 281,143                   12,279
                                                                       --------------------     --------------------
Total expenditures                                                     $         2,218,371      $         1,028,609
                                                                       ====================     ====================

Results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2003 were as follows:

         Revenues                                                                          $      387,355
                                                                                           --------------
         Depreciation, depletion and amortization                                                 (57,310)
         Oil & gas lease expenses                                                                (302,204)
         Exploration and drilling                                                                (109,968)
         Oil and gas production expenses                                                          (34,577)
         Other operating expenses                                                                 (79,334)
                                                                                           --------------
              Total expenses                                                                      583,393
                                                                                           --------------
         Results before income taxes                                                             (196,038)
         Income tax expense                                                                             -
                                                                                           --------------
         Results of operations from oil and gas producing activities                       $     (196,038)
                                                                                           --------------

         Standardized Measure of Future Net Cash Flows
         ---------------------------------------------
         Future cash flows                                                                 $    1,930,539
         Future development and production costs                                                 (469,039)
         Future income tax expense                                                                      -
                                                                                           --------------
         Future net cash flows                                                                  1,461,500
         10% annual discount                                                                      213,000
                                                                                           --------------
         Standardized measure of discounted future net cash flows                          $    1,248,500
                                                                                           ==============

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003


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


NOTE 12 - NOTES PAYABLE - RELATED PARTIES

All of the Company's notes payable are considered short-term. At December 31, 2003, notes payable consisted of the following:

         Nathan Low Family Trust (a shareholder of the
         Company), secured by assignment of a prorata
         interest in gas producing properties located in
         Alpena County, Michigan, interest at 8%, dated
         February 24, 2003, originally due on April 4, 2003,
         Extended to December 31, 2003.                                         $     50,000

         Kevin Stulp (a shareholder of the Company),
         interest at 8%, dated February 24, 2003,
         originally due on April 5, 2003, extended to
         December 31, 2003.                                                           25,000

         Howard Crosby (an officer and shareholder of the
         Company), interest at 8%, dated February 24,
         2003, originally due on April 5, 2003, extended to
         December 31, 2003.                                                           25,000

         Total                                                                  $    100,000
                                                                                ============

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Prospective Penalty
-------------------
In September and October 2003, the Company sold 1,721,400 shares of its common stock for a total of $4,303,500. In the securities purchase agreement for the stock, Cadence committed to pay the purchasers in the offering a monthly penalty equal to 1% of the total proceeds raised in the offering if the Securities and Exchange Commission did not declare effective by December 14, 2003 a registration statement (Form SB-2) which Cadence filed on October 30, 2003. Because the registration statement was declared effective in January 2004, Cadence accrued a penalty of $43,035 at December 31, 2003. This amount is included in accounts payable.

Litigation
----------
he Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff's lawsuit and let stand the Company's countersuit alleging fraudulent misrepresentation. Although the plaintiff filed an appeal (regarding the originally filed lawsuit), the Utah Supreme Court rejected the appeal in a judgment rendered on July 31, 2001.

The Company's countersuit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. Although the Company filed an appeal, it expects the jury verdict will stand. As a result, the Company has and will continue to hold an undivided 25% interest in the Vipont Mine. See Note 3.

Environmental Issues
--------------------
The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled wells, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

Capital Commitments
-------------------
At December 31, 2003 the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development. See Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Lease Commitments
-----------------
The Company began leasing office facilities in Walla Walla, Washington commencing in June 2001. The agreement is a three-year lease with monthly payments of $400. Total rent paid for this office space during the quarter ended December 31, 2003 was $1,200.

The Company began leasing additional office space in Hilton Head Island, South Carolina in August 2003. The one-year lease calls for monthly rental payments of $550. For the quarter ended December 31, 2003, the Company expended $1,616 for this rental space.

Cadence Resources Corporation Limited Partnership
-------------------------------------------------
On August 8, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited Partnership ("CRCLP" or the "Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. See Notes 4 and 11.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 in cash and its leasehold interest in an oil well ("2B", which ultimately was a dry hole) in Wilbarger County, Texas and the limited partner contributed $250,000 in cash.

The terms of the Partnership agreement provide that 90% of initial income and expenses will be allocated to the limited partner and further provide that, after the limited partner's receipt of funds invested and an 11% return on his investment, subsequent Partnership profits and losses will be allocated 90% to the general partner and 10% to the limited partner. In order to ensure repayment of the limited partner's investment, Cadence agreed to grant to the limited partner a security interest in the equipment and fixtures affixed to wells 1A and 1B in Wilbarger County and agreed to contribute the Company's share of the cash flows it receives from these two wells to the Partnership. The Company holds a 60% working interest in well 1A and a 100% working interest in well 1B. See Notes 4 and 11.

Effective September 30, 2003, Cadence purchased the limited partner's interest in the Partnership and thereby terminated the limited partner's aforementioned security interest. In this transaction, Cadence made a cash payment of $250,000 in October 2003 to the limited partner and received, from the limited partner his 5% working interest in the West Electra Lake #1 oil well in Wilbarger, Texas.

During October 2003, Cadence also repaid to the limited partner the unsecured sum of $300,000 in connection with the aforementioned transaction. These funds were previously advanced to the Partnership in June 2003 for the exploration of natural gas interests in the Black Bean Unit in Michigan in return for the limited partner's receiving 120,000 shares of Cadence stock and a

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Cadence Resources Corporation Limited Partnership (continued)
-------------------------------------------------------------
working interest in each well drilled in the unit. Upon repayment of the $300,000 advance, the limited partner's working interest in each well drilled in the Black Bean Unit was fixed at 2%.

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

Other Limited Partnerships
--------------------------
During the quarter ended June 30, 2003, the Company formed four other limited partnerships in the state of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entities, Cadence West Electra Partners LP, Cadence Antrim Partners 1 LP, Cadence Antrim Partners 2 LP and Cadence Antrim Partners 3 LP were formed to invest in oil and gas properties. As of December 31, 2003, these entities have not begun activities. See Note 4.

Other Commitments
-----------------
The Company entered into an exploration agreement with the W.T. Waggoner Estate (Waggoner) and its trustees on August 1, 2002. This agreement calls for exploration of the West Electra Lake Project located in Wilbarger County, Texas. See Note 10.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

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

During the year ended September 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc., later renamed Nevada-Comstock Mining Company. Two officers of the Company collectively own 2.4% of this entitity and Cadence owns 35%. See Note 4.

Two officers of the Company collectively own in excess of 40% of the stock of Dotson Exploration Company and they are the sole officers and directors of Dotson. Dotson owns 109,000 shares of the Company's common stock. During fiscal year 2002 and 2003, Cadence repaid Dotson a loan in the amount of $10,000 and made two new loans to Dotson, one for $35,000 and one for $20,000, each at an interest rate of 10% per annum. Dotson transferred to Cadence marketable securities in the form of common stock of two unaffiliated companies, Enerphaze Corporation and The Williams Companies, Inc., valued by Cadence's board of directors at $33,380, as partial payment of the amount loaned. During the nine months ended June 30, 2003, Dotson repaid the $20,000 loan in cash. At September 30, 2003, Dotson owed Cadence $3,720, which amount is payable on demand and bears interest at 10% per annum.

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

On August 8, 2002, the Company formed a limited partnership whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the
Partnership, the Company contributed $12,500 and agreed to contribute its leasehold interest in an oil well ("2B", which ultimately was a dry hole) in Wilbarger County, Texas. See Notes 4, 11 and 13. During the year ended September 30, 2003, the limited partner advanced $300,000 to the limited partnership in exchange for a note payable. This note is unsecured and bears interest at 10%. The proceeds from this note were used to purchase an interest in the Company's Michigan properties. This amount reflected in the attached financial statements as a payable to related party was repaid in October 2003.

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

In October 2002, the Nathan A. Low Roth IRA and various entities controlled by Thomas Kaplan, shareholders of Cadence, exercised warrants in separate cashless transactions whereby each party surrendered a total of 175,676 shares of common stock valued at $325,000 to exercise warrants for the acquisition of 1,083,334 shares of Cadence common stock.

Other related party transactions are disclosed in Notes 3, 4, 6, 10, 12, 13 and 17.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 15 - GAIN ON DEBT FORGIVENESS

During the year ended September 30, 2002, a vendor of the Company chose to forgive interest charges on its delinquent account. This transaction resulted in the recognition of other income of $6,109.


NOTE 16 - INCOME TAXES

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

The significant components of the deferred tax asset at December 31, 2003 and September 30, 2003 and 2002 were as follows:

                                                                                      September 30,
                                                   December 31,       --------------------------------------------
                                                        2003                   2003                     2002
                                              -------------------     -------------------       ------------------
Net operating loss carryforwards               $        2,924,000      $        2,829,000        $       1,423,000
Stock options and warrants issued                         622,000                 622,000                  172,000
Section 1231 loss carryforwards                           151,000                 151,000                   89,000
Capital loss carryforwards                              1,532,000               1,532,000                  887,000
                                               ------------------      ------------------        -----------------
Total deferred tax asset                                5,229,000               5,134,000                2,571,000
Less valuation allowance                                5,229,000               5,134,000                2,571,000
                                               ------------------      ------------------        -----------------
Net deferred tax asset                          $               -       $               -         $              -
                                               ==================      ==================        =================

At December 31, 2003, the Company has net operating loss carryforwards of approximately $8,600,000, which expire in the years 2009 through 2023. In addition, the Company has net Section 1231 loss carryforwards of approximately $446,000, which expire in the years 2005 through 2006, and net capital loss carryforwards of approximately $4,506,000, which expire in the years 2004 through 2008. The change in the allowance account from September 30, 2003 to December 31, 2003 was $95,000, which was primarily attributable to increased operating losses.

The Company may have had a control change as defined under the Internal Revenue Code, because of new stock issuances and changes in ownership. The effect of such control changes have not been calculated but may limit the future use of net operating losses.


NOTE 17 - SUBSEQUENT EVENTS

In February 2004, three of the Company's directors loaned a total of $345,000 to the Company. Under the related loan agreements, interest of 12% is to be paid monthly on the obligations, which matures on December 31, 2004 and are secured by receipts from the Company's oil and gas production in Louisiana and Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with "Management's Discussion and Analysis" included in our Form 10-KSB for the fiscal year ended September 30, 2003, including our audited financial statements, together with the notes to those statements.

Risks Related to Our Business

     The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in "Risk Related to our Business" in our Form 10-KSB, summarized as follows:

o If we continue to experience significant operating losses, we may not be able to continue as a going concern.

o We have no full-time employees and are dependent on our directors, officers and third-party contractors.

o We lack experience in the oil and gas industry and must rely on third parties to conduct our oil and gas exploration activities.

o    Our drilling activities may be unsuccessful.

o    We do not operate any of our oil and gas properties.

o We may be unable to make acquisitions of producing properties or prospects or successfully integrate them into our operations.

o The failure to develop reserves could adversely affect our production and cash flows.

o    We may have difficulty financing our planned growth.

o Oil and gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our business.

o    We may not have good and marketable title to our properties.

o Competition in our industry is intense, and we are smaller and have a more limited operating history than most of our competitors.

o    Oil and natural gas operations involve various risks.

o    We lack insurance that would lower risks to our investors.

o We are subject to complex federal, state and local laws and regulations that could adversely affect our business.

Capital Resources and Liquidity

     As of December 31, 2003, we had cash and cash equivalents of $754,133, a decrease of approximately 84% from September 30, 2003 levels. Most of our $3.6 million cash balance at September 30, 2003 was from the sale of approximately 1,621,400 shares of our common stock in September 2003. In the past, we have derived our working capital from the sale of our stock and from loans from officers, directors, shareholders and related parties. We also raised $275,000 of equity capital during the quarter ended December 31, 2003, of which $200,000 came from an additional investor from the September/October offering of common stock and $75,000 came from the issuance of common stock upon the exercise of warrants by one of our directors. Although we have begun to receive significantly higher revenues due to our Louisiana gas production during the quarter ended December 31, 2003, given the level of our overhead and drilling activity, we are still dependent upon outside capital resources to provide liquidity, and we expect this to be the case for the remainder of fiscal 2004.

     Our cash balance at September 30, 2003 was used principally to fund our exploration and development drilling, particularly the costs of drilling and completing wells on our DeSoto Parish Louisiana acreage with Bridas Energy. During the three months ended December 31, 2003 we invested $1,598,752 in unproved properties and $226,004 in fixed assets, including well equipment, pipelines, tanks, casings and pumping units. We also used approximately $910,000 to repay indebtedness to shareholders and related parties who had funded our operations prior to our sale of common stock in September and October 2003.

     Since December 31, 2003, we have used substantially all of our $754,133 cash balance as of that date to fund our drilling and production operations, primarily in De Soto Parish, Louisiana. In addition, as of February 16, 2004, we have borrowed $345,000 from three of our directors to help meet our working capital needs. As of February 16, 2004, our cash and cash equivalents were approximately $355,000.

     We received our first substantial revenues from our gas production in De Soto Parish, Louisiana during the quarter ended December 31, 2003. On a month-to-month basis, our revenues from our Louisiana gas production have steadily increased as we complete additional wells in that area. Furthermore, during the second fiscal quarter of 2004 we plan to accelerate our drilling rate in Louisiana from its current level of one well per month, which will increase our need for capital. Although we expect revenue from our Louisiana gas production to be sufficient to cover our operating and administrative overhead, we anticipate that we will continue to need infusions of capital, principally from loans from officers, directors, shareholders or related parties, to fund our Louisiana drilling program for at least the remainder of 2004.

     All of our five producing wells in De Soto Parish as of December 31, 2003 were drilled to the Cotton Valley formation to depths of in excess of 10,000 feet. Although our current plans are to accelerate the rate of drilling wells for at least the remainder of 2004, we expect that our drilling costs per well will generally decrease because we are planning to complete these new wells only to the Hosston sand formation, which lies between 6,450 and 8,950 feet. If we are unable to raise the needed capital for this accelerated drilling program, or even to continue our current rate of drilling, we may not be able to participate in all new wells in Louisiana drilled by Bridas Energy, our joint venture partner, which would further contribute to our dependence on outside capital resources, or reduce or eliminate our interest in new wells they drill.

Results of Operations

Three months ended December 31, 2003 and 2002

Revenues

     In addition to our Texas production, during the three months ended December 31, 2003, we received our first significant revenues from gas production from our DeSoto Parish, Louisiana properties. During the 2003 quarter, revenues from the sale of oil and gas totaled approximately $559,400. During the same period in 2002, revenues were $33,376, all of which was from the sale of oil production from our Texas wells. Of our revenue from the quarter ended December 31, 2003, approximately $243,000 came from the sale of oil produced from our Texas properties at an average price of $29.96 per barrel. Revenues of approximately $296,000 came from the sale of natural gas produced from our Louisiana properties at an average price of $5.07 per Mcf. During the 2003 quarter we also received our first revenues of approximately $20,000 from our gas production in Michigan.

     Our Louisiana gas revenues have been growing steadily as we drill, complete and place into production an increasing number of wells. Although we are planning to accelerate our rate of drilling in Louisiana, the decline curve of our current production from the Cotton Valley sands is rapid, dropping from peak initial production of approximately 1,500 Mcf/day to a level of approximately 600 Mcf/day after about 60 days. If this decline curve holds true of production from our planned new wells in the Hosston sand formation, revenues may not increase at the same pace as our older wells level off.

Expenses

     Our expenses during the three months ended December 31, 2003 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, lease acquisition costs, exploitation costs, production expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

     The following table is a comparison of Cadence's two general categories of expenses for the three months ended December 31, 2003 and 2002, and the percentages each of these categories comprise of total expenses:

                                                                    Three Months Ended December 31,
                                                  --------------------------------------------------------------------
                                                                     % of 2003                            % of 2002
                                                                       Total                                 Total
                                                       2003           Expenses             2002             Expenses
                                                  --------------   ----------------    --------------    -------------
Corporate and Administrative Overhead               $538,440             57.5%           $167,468             71.9%
Expenses from Oil and Gas Operations                 398,224             42.5%             65,503             28.1%
                                                  --------------   ----------------    --------------    -------------
        Total Expenses                              $936,664            100.0%           $232,971            100.0%
                                                  ==============   ================    ==============    =============

     The Company's corporate and administrative expenses for the three month period ended December 31, 2003 increased $370,972 over the level of these expenses for the same period in 2002. This increase was principally due to fees paid to our attorneys and accountants in connection with the registration for resale of over 3.5 million shares of our common stock, including the 1,721,400 shares privately placed in September and October of 2003. The increase of

$282,012 in professional fees in the 2003 quarter over the 2002 quarter represented approximately 76% of the $370,972 increase in corporate and administrative expenses from period to period. The largest other component of the increase was a $98,779 increase in other general and administrative expenses.

     The comparable period-to-period increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for the respective three month periods ended December 31, 2003 and 2002. These expenses increased over six-fold from year-to-year, due to the increased level of oil and gas exploration and production activity.



                                                                      Three months Ended December 31,
                                                      -----------------------------------------------------------------
                                                                   2003                                2002
                                                      --------------------------------      ---------------------------
                                                          2003           % of Total            2002        % of Total
                                                                          Expenses                          Expenses
                                                      --------------    --------------      -----------    ------------
Depreciation, depletion and amortization                $233,111              58.5%            $ 8,635           13.2%
Oil and gas lease expenses                               109,386              27.5%             20,352           31.1%
Oil and gas production costs                              39,479               9.9%
Lease operating expenses                                   1,248               0.3%             36,516           55.7%
Oil and gas consulting                                    15,000               3.8%                 -0-
                                                      --------------
  Total Expenses from oil and gas operations            $398,224             100.0%            $65,503          100.0%
                                                      ==============    ==============      ===========    ============

     Our depreciation, depletion and amortization expense increased to $233,111 during the quarter ended December 31, 2003, from $8,635 during the same period in 2002 as our production increased dramatically from period to period. We spent $150,113 in the three months ended December 31, 2003 for oil and gas lease, production and operating expenses, compared to $56,868 in the same period last year. While our oil and gas lease expenses increased from period to period due to increased activity associated with obtaining leases in the Anadarko Basin in Kansas, our lease operating expenses decreased over the same period. These expenses decreased because our producing wells in Texas had matured by the December 2003 quarter and had begun operating at consistent levels without the need for the additional operating expenses that were required to bring the wells onto production in the December 2002 quarter when the wells were newer.

Recent Accounting Pronouncements

     There have been no recently issued accounting pronouncements which we expect to have a material effect on our consolidated financial position or results of operations.

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors referenced in the section captioned "Management's Discussion and Analysis and Results of Operations" as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Management's Discussion and Analysis and Results of Operations " section and elsewhere in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     During the quarter ended December 31, 2003, there were no material changes in pending legal proceedings and no legal proceedings against the Company were initiated.


Item 2.  Changes in Securities and Use of Proceeds

     At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to Cadence's most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and Cadence's most recent proxy materials.

     On October 22, 2003, an accredited investor paid the Company $200,000 in exchange for 100,000 shares of its common stock. The Company paid a finder 11,000 shares of common in connection with the sale of these securities. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act").

     On November 21, 2003, the Company issued 100,000 shares of its common stock to Kevin Stulp, a director of the Company, upon the exercise of warrants. The Company received $75,000 upon the exercise of such warrants. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act of 1933, as amended (the "Securities Act").

     On November 21, 2003, the Company issued 10,000 shares of its common stock to Shai Stern, a sophisticated investor, in consideration of consulting services provided to the Company. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act").

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         Exhibit
         Number     Description
         ------     -----------
           31.1     Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a)
                    of the Securities Exchange Act of 1934, as amended
           31.2     Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a)
                    of the Securities Exchange Act of 1934, as amended
           32.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           32.2     Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K under items 7 and 9 of Form 8-K, dated October 21, 2003, related to updated drilling results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Cadence Resources Corporation



Date: February 20, 2004           By:       /s/ Howard M. Crosby
                                            ---------------------
                                            Howard M. Crosby
                                            Chief Executive Officer


                                  Cadence Resources Corporation
                                  (Registrant)



Date: February 20, 2004           By:       /s/ John P. Ryan
                                            ---------------------
                                            John P. Ryan
                                            Chief Financial Officer