Form 10QSB
period 2004-03-31
CADENCE RESOURCES CORP
filed 2004-05-17
CIK 933157

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004
                                                 --------------

                         Commission file number 0-25170
                                                -------


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
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements for the past 90 days.    Yes  x  No
                                                                     ---    ---

The number of shares of common stock outstanding as of May 17, 2004 was 12,698,827.

Transitional Small Business Disclosure Format (check one):
     Yes     No  x
         ---    ---

================================================================================

                          CADENCE RESOURCES CORPORATION

                                  Form 10-QSB

                                      Index

PART I..    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
   Item 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
   Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
   Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . .  6
   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . .  6
   Item 4.  Submission Of Matters To A Vote Of Security Holders. . . . . . . . . . . . . .  6
   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  6

PART  I.     FINANCIAL  INFORMATION

ITEM 1.

[Financial Statements and Notes]

                                   CADENCE RESOURCES CORPORATION BALANCE SHEETS
                                                  BALANCE SHEETS


                                                                    March 31,             September 30,
                                                                       2004      --------------------------------
                                                                   (Unaudited)        2003             2002
                                                                   ------------  ---------------  ---------------
ASSETS

  CURRENT ASSETS
    Cash                                                           $   485,543   $    3,619,345   $       40,011
    Oil & gas revenue receivable                                       385,640           84,575           26,123
    Receivable from working interest owners                             12,873           12,873           16,037
    Notes receivable                                                     3,720            3,720           13,078
    Prepaid expenses                                                   137,225            5,925           27,500
    Other current assets                                                27,425              425              431
                                                                   ------------  ---------------  ---------------
      TOTAL CURRENT ASSETS                                           1,052,426        3,726,863          123,180
                                                                   ------------  ---------------  ---------------

  OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                                                  638,917          590,747           48,694
    Unproved properties                                              3,785,555          833,836           78,997
    Wells and related equipment and facilities                         474,312          202,886           67,374
    Support equipment and facilities                                   331,858          151,963          105,108
    Prepaid mineral leases                                             540,013          395,973          111,111
    Less accumulated depreciation, depletion,
      amortization and impairment                                     (604,885)         (61,611)          (4,312)
                                                                   ------------  ---------------  ---------------
      TOTAL OIL AND GAS PROPERTIES                                   5,165,770        2,113,794          473,038
                                                                   ------------  ---------------  ---------------

  PROPERTY AND EQUIPMENT
    Furniture and equipment                                              4,226            1,660            1,440
    Less accumulated depreciation                                       (1,625)          (1,451)          (1,440)
                                                                   ------------  ---------------  ---------------
      TOTAL PROPERTY AND EQUIPMENT                                       2,601              209                -
                                                                   ------------  ---------------  ---------------

  OTHER ASSETS
    Investments                                                        185,092          394,454          448,793
                                                                   ------------  ---------------  ---------------

  NONCURRENT ASSETS
    Net assets of discontinued operations                              246,757          246,757          246,757
                                                                   ------------  ---------------  ---------------

      TOTAL ASSETS                                                 $ 6,652,646   $    6,482,077   $    1,291,768
                                                                   ============  ===============  ===============


See accompanying condensed notes to interim financial statements.

                                     CADENCE RESOURCES CORPORATION
                                            BALANCE SHEETS


                                                         March 31,     September 30,    September 30,
                                                           2004       --------------------------------
                                                        (Unaudited)        2003             2002
                                                       -------------  ---------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                   $    633,774   $      584,866          119,923
    Revenue distribution payable                            136,795           68,929           14,835
    Payable to related party                                      -          550,000            2,500
    Deferred working interest                                     -                -           22,184
    Interest payable                                         13,054           15,752                -
    Accrued compensation                                      8,165           94,920           66,261
    Notes payable - related parties                         510,000          460,000                -
    Notes Payable                                         1,000,000                -                -
                                                       -------------  ---------------  ---------------
      TOTAL CURRENT LIABILITIES                           2,301,788        1,774,467          225,703
                                                       -------------  ---------------  ---------------

  REDEEMABLE PREFERRED STOCK                                 59,925           59,925                -
                                                       -------------  ---------------  ---------------

  STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 100,000,000 shares
      authorized, 12,673,800,12,512,827 and
      6,866,210 shares issued and outstanding,
      respectively                                          126,738          125,128           68,662
    Additional paid-in capital                           18,711,738       18,343,422       13,291,965
    Stock options                                         1,210,704        1,210,704          626,790
    Stock warrants                                           51,375           51,375          233,334
    Accumulated deficit                                 (15,379,773)     (14,863,687)     (12,906,132)
    Accumulated other comprehensive income (loss)          (429,849)        (219,257)        (248,554)
                                                       -------------  ---------------  ---------------
      TOTAL STOCKHOLDERS' EQUITY                          4,290,933        4,647,685        1,066,065
                                                       -------------  ---------------  ---------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                             $  6,652,646        6,482,077   $    1,291,768
                                                       =============  ===============  ===============


See accompanying condensed notes to interim financial statements.

                                       CADENCE RESOURCES CORPORATION
                               STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          Three Months Ended                         Six Months Ended
                                                               March 31,                                 March 31,
                                               ----------------------------------------  ----------------------------------------
                                                   2004          2003          2002          2004          2003          2002
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                               ------------  ------------  ------------  ------------  ------------  ------------

REVENUES                                       $   688,368   $    44,449   $         -   $ 1,247,752   $    77,825   $         -
                                               ------------  ------------  ------------  ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation, depletion and amortization         309,173         8,496             -       542,284        17,131             -
  Officers' and directors' compensation             35,000       173,477        40,000        90,000       218,477        52,510
  Consulting                                        82,100        21,425       374,904       140,513        99,655       470,518
  Professional fees                                150,389        41,393         5,366       440,436        49,428        33,222
  Oil and gas lease expenses                       114,126        39,095        34,870       223,512        59,447        49,642
  Oil and gas consulting                            27,500             -             -        42,500             -             -
  Oil and gas productions costs                     33,171             -             -        72,650             -             -
  Exploration and drilling                          12,000             -       177,038        12,000             -       177,038
  Lease operating expenses                           2,410         5,663             -         3,658        42,179             -
  General and administrative                        60,223        26,222         7,396       195,203        62,425        20,317
                                               ------------  ------------  ------------  ------------  ------------  ------------
      Total expenses                               826,092       315,771       639,574     1,762,756       548,742       803,247
                                               ------------  ------------  ------------  ------------  ------------  ------------

OPERATING LOSS                                    (137,724)     (271,322)     (639,574)     (515,004)     (470,917)     (803,247)
                                               ------------  ------------  ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSES)
  Interest income                                      213            46            11         4,193           126            24
  Interest expense                                  (8,132)      (81,762)       (1,329)      (10,313)      (83,001)       (2,389)
  Partnership loss                                       -          (159)            -             -        (8,468)            -
  Refund of production taxes                         5,155             -             -         5,155             -             -
  Gain on debt forgiveness                               -             -             -             -             -         6,109
  Gain (loss) on disposition and impairment
    of assets                                         (720)      (29,969)       11,265          (720)      (64,592)      (21,468)
                                               ------------  ------------  ------------  ------------  ------------  ------------
      Total other income (expense)                  (3,484)     (111,844)        9,947        (1,685)     (155,935)      (17,724)
                                               ------------  ------------  ------------  ------------  ------------  ------------

LOSS BEFORE TAXES                                 (141,208)     (383,166)     (629,627)     (516,689)     (626,852)     (820,971)

INCOME TAX BENEFIT                                       -             -             -             -             -        66,040
                                               ------------  ------------  ------------  ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS                   (141,208)     (383,166)     (629,627)     (516,689)     (626,852)     (754,931)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  Gain from mining operations (net of income
    taxes)                                               -             -             -             -             -       264,158
                                               ------------  ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                 (141,208)     (383,166)     (629,627)     (516,689)     (626,852)     (490,773)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on market value of
    investments                                   (103,299)       32,655         3,215      (210,593)       41,332        13,675
                                               ------------  ------------  ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)                    $  (244,507)  $  (350,511)  $  (626,412)  $  (727,282)  $  (585,520)  $  (477,098)
                                               ============  ============  ============  ============  ============  ============
NET INCOME (LOSS) PER COMMON SHARE
  BASIC AND DILUTED
  Net loss from continuing operations          $     (0.02)        (0.04)  $     (0.16)  $     (0.06)  $     (0.07)  $     (0.21)
  Net income (loss) from discontinued
    operations                                         nil           nil           nil           nil           nil   $      0.07
                                               ------------  ------------  ------------  ------------  ------------  ------------
NET INCOME (LOSS) PER COMMON SHARE             $     (0.02)  $     (0.04)  $     (0.05)  $     (0.06)  $     (0.07)  $     (0.14)
                                               ============  ============  ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                             12,645,330     9,037,193     3,891,433    12,630,615     8,721,129     3,571,614
                                               ============  ============  ============  ============  ============  ============


See accompanying condensed notes to interim financial statements.

                               CADENCE RESOURCES CORPORATION
                                  STATEMENTS OF CASH FLOWS


                                                                Six Months Ended
                                                                    March 31,
                                                      -------------------------------------
                                                         2004         2003         2002
                                                      (Unaudited)  (Unaudited)  (Unaudited)
                                                      -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              (516,689)    (626,852)    (490,773)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Loss on sale of investments                            720       64,592       21,468
      Partnership loss                                         -        8,468            -
      Gain from mining operations                              -            -     (330,198)
      Gain on debt forgiveness                                 -            -        6,109
      Depreciation, depletion and amortization           542,284       17,131            -
      Issuance of common stock for services               97,175      142,200       58,500
      Issuance of common stock for loan
        consideration                                          -       78,000            -
      Investment given for services                            -        7,200            -
      Issuance of stock options for
        consulting fees                                        -            -      324,000
Changes in assets and liabilities:
      Oil & gas revenue receivable                      (301,065)       9,159            -
      Receivable from working interest owners                  -        3,164       (2,752)
      Prepaid expenses                                  (131,300)      15,000        1,275
      Notes receivable                                         -       (3,241)           -
      Other current assets                               (27,000)           6            -
      Prepaid mineral leases                                   -       47,258      (88,350)
      Deferred working interest                                -      (22,184)      38,527
      Accounts payable                                    48,908       20,367      (33,980)
      Revenue distribution payable                        67,866        1,314            -
      Interest payable                                    (2,698)       2,433            -
      Accrued expenses                                   (86,755)      39,500       52,510
                                                      -----------  -----------  -----------
    Net cash provided (used) by operating activities    (308,554)    (196,485)    (443,664)
                                                      -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                 (6,250)      (9,172)     (21,677)
  Sale of investments                                      4,300       15,279       79,124
  Purchase of fixed assets                              (375,708)     (44,467)     (17,086)
  Purchase of proved and unproved properties          (2,846,068)    (177,995)           -
  Purchase of mineral leases                            (376,522)     (47,500)           -
  Sale of fixed assets                                         -            -            -
                                                      -----------  -----------  -----------
    Net cash provided (used) by investing activities  (3,600,248)    (263,855)      40,361
                                                      -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                             (425,000)           -      (35,000)
  Proceeds from notes payable                            475,000      300,000            -
  Payments on payables to related parties               (550,000)           -            -
  Proceeds from secured notes payable                  1,000,000            -            -
  Issuance of redeemable preferred stock for cash              -       59,925            -
  Issuance of common stock and warrants for cash         275,000      110,000            -
  Issuance of common stock for cash                            -            -      374,900
                                                      -----------  -----------  -----------
    Net cash provided by financing activities            775,000      469,925      339,900
                                                      -----------  -----------  -----------
    Net increase (decrease) in cash                   (3,133,802)       9,585      (63,403)
                                                      -----------  -----------  -----------


See accompanying condensed notes to interim financial statements.

                             CADENCE RESOURCES CORPORATION
                               STATEMENTS OF CASH FLOWS


                                                               Six Month Ended
                                                                  March 31,
                                                   ----------------------------------------
                                                       2004          2003          2002
                                                   (Unaudited)   (Unaudited)   (Unaudited)
                                                   ------------  ------------  ------------

Net increase (decrease) in cash (balance forward)  $(3,133,802)  $      9,585  $   (63,403)

Cash, beginning of period                          $ 3,619,345   $     40,011  $   191,684

                                                   ------------  ------------  ------------
Cash, end of period                                $   485,543   $     49,596  $   128,281
                                                   ============  ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Income taxes paid                                $         -   $          -  $         -
  Interest paid                                    $         -   $          -  $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services rendered
    and accrued compensation                       $    97,175   $    142,200  $    92,500
  Common stock issued for loan consideration       $         -   $     78,000  $         -
  Common stock issued for debt                     $         -   $          -  $    90,000
  Common stock issued for investment and
    stock subscription receivable                  $         -   $          -  $         -
  Common stock issued for investment               $         -   $          -  $   120,000
  Investment received for mining claims            $         -   $          -  $   350,198
  Investment given for related party payable       $         -   $          -  $     8,231
  Investment received for note receivable          $         -   $          -  $    15,000
  Stock options issued for servies                 $         -   $          -  $   324,000
  Investment given for consulting services         $         -   $      7,200            -


See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the six month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.


NOTE 2 - STOCKHOLDERS' EQUITY

During the six months ended March 31, 2004, a total of 110,000 shares of common stock were issued at $2.50 per share for cash proceeds of $275,000 and a total of 51,000 shares of common stock were issued at $1.40 to $2.50 per share for services valued at $97,175. Also in the same period, the Company paid cash dividends aggregating $2,249.

During the six months ended March 31, 2004, no stock options or warrants were issued or exercised.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 3 - NOTES PAYABLE

At March 31, 2004, the Company had short-term notes payable to related parties in the amount of $510,000, of which $345,000 was received in the quarter just ended. In April 2004, these liabilities were paid in full. Additionally, the Company received $1,000,000 in short-term financing in late March 2004 from unrelated parties. These amounts were repaid from the proceeds of the long-term notes payable in early April 2004. No interest was accrued on these short-term loans.


NOTE 4 - SUBSEQUENT EVENTS

In April 2004, the Company completed a private placement of $6,000,000 of senior secured notes from a group of institutional and individual lenders. These notes payable accrue interest at the rate of 10% per year (subject to increase under certain conditions), payable quarterly, with the principal due and payable on March 31, 2006. The Company is obligated however, to make principal repayments equivalent to 10% of the principal amount of the notes on each of September 30 and December 31 of 2005 if the Company's weighted average share price falls below $5.00 per share at such times. The notes are secured by all of the assets of Cadence.

As part of the private placement, the noteholders received warrants to purchase a total of 765,000 shares of common stock, exercisable at $4 per share, expiring in three years. Both the number of warrants and the exercise price per share are adjustable, dependent upon certain future equity transactions of the Company. The value of the warrants upon issuance of $688,500, will be recorded as a discount on long term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with "Management's Discussion and Analysis" included in our Form 10-KSB for the fiscal year ended September 30, 2003, including our audited financial statements, together with the notes to those statements. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in "Risk Related to our Business" in our Form 10-KSB, summarized as follows:

- If we continue to experience significant operating losses, we may not be able to continue as a going concern.

- We have no full-time employees and are dependent on our directors, officers and third-party contractors.

- We lack experience in the oil and gas industry and must rely on third parties to conduct our oil and gas exploration activities.

-    Our drilling activities may be unsuccessful.

-    We do not operate any of our oil and gas properties.

- We may be unable to make acquisitions of producing properties or prospects or successfully integrate them into our operations.

- The failure to develop reserves could adversely affect our production and cash flows.

-    We may have difficulty financing our planned growth.

- Oil and gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our business.

-    We may not have good and marketable title to our properties.

- Competition in our industry is intense, and we are smaller and have a more limited operating history than most of our competitors.

-    Oil and natural gas operations involve various risks.

-    We lack insurance that would lower risks to our investors.

- We are subject to complex federal, state and local laws and regulations that could adversely affect our business.

CAPITAL  RESOURCES  AND  LIQUIDITY

     As of March 31, 2004, we had cash and cash equivalents of $485,543, a decrease of approximately 87% from September 30, 2003 levels of $3,619,345, and 36% from December 31, 2003. Most of our $3.6 million cash balance at September 30, 2003 was from the sale of approximately 1,621,400 shares of our common stock in September 2003. In the past, we have derived our working capital from the sale of our stock and from loans from officers, directors, shareholders and related parties. We also raised $275,000 of equity capital during the quarter ended December 31, 2003, of which $200,000 came from an additional investor from the September/October offering of common stock and $75,000 came from the issuance of common stock upon the exercise of warrants by one of our directors. Although we began to receive significantly higher revenues from our Louisiana gas production during the quarter ended December 31, 2003, given the level of our operating activity, we are still dependent upon outside capital resources to provide liquidity and expect this to be the case for the remainder of fiscal 2004.

     Our cash balance at September 30, 2003 was used principally to fund our exploration and development drilling, particularly the costs of drilling and completing wells on our DeSoto Parish Louisiana acreage with Bridas Energy. During the six months ended March 31, 2004 we invested $2,951,719 in unproved properties, $48,170 in proved properties, and $451,321 in fixed assets, including well equipment, pipelines, tanks, casings and pumping units. A portion of this was funded from existing cash balances and a portion was funded from short-term loans of $510,000 received from officers, directors, and other insiders of the Company, as well as $1,000,000 of non-interest bearing short-term notes received in late March 2004.

     Subsequent to the quarter ending March 31, 2004, we closed $6,000,000 of senior secured notes from a group of investors. These notes are secured by substantially all of the assets of the Company and are payable in two years and bear interest at the rate of 10% per annum, payable quarterly. Pre-payments of 10% of the principal shall be required on each of September 30, 2005 and December 31, 2005 if the share price of the Company is less than $5 per share.

     In conjunction with this financing, the note holders also received warrants to purchase 765,000 shares of the Company common stock which are exercisable at $4 and expire in three years. The shares underlying the warrants bear registration rights and the Company is committed to the filing of a registration statement covering these shares no later than June 1, 2004.

     We received our first substantial revenues from our gas production in De Soto Parish, Louisiana during the quarter ended December 31, 2003. On a month-to-month basis, our revenues from our Louisiana gas production have increased as we complete wells in that area. In the quarter ended March 31, 2004 we drilled five new wells in this area and completed four of these. We have experienced a lower rate of production from two of these wells than we anticipated and are studying methods to enhance the production by completing or re-completing other indicated pay zones in the wells.

     All of our five producing wells in De Soto Parish as of December 31, 2003 were drilled to Cotton Valley formation to depths of in excess of 10,000 feet. During the quarter ended March 31, 2004 we drilled two wells to the shallower Hosston sand formation, which lies between 6,450 and 8,950 feet. As noted above, we have generally been disappointed at the rate of production from the Hosston formation wells and we are currently assessing the situation. In light of this, our most recent well has been drilled to the Cotton Valley formation in which we have had better success at completion. We are in active discussions with our joint venture partner in determining our future drilling plans in this area.

     Results of Operations

Three months ended March 31, 2004 and 2003

REVENUES

     During the three months ended March 31, 2004, we had revenues totaling $688,368, which came from production of oil from our property in Wilbarger County, Texas, and from gas production from our De Soto Parish property in Louisiana, and our property in Michigan. During the same period in 2003, revenues were $44,449, all of which was from the sale of oil production from our oil wells in Texas.

     Of our net revenue from the quarter ended March 31, 2004, approximately $249,815 came from the sale of oil produced from our Texas properties, $52,494 came from the sale of natural gas at our Michigan properties, and $375,997 came from the sale of natural gas produced from our Louisiana properties. We also accrued a revenue receivable in the amount of about $10,060.

     The decline curve from our past production from Louisiana is rapid, dropping from an initial peak of approximately 1,500 Mcf/day to a level of approximately 600 Mcf/day after about 60 days and a level of about 450 Mcf/day after 120 days. Production from our new wells in the Hosston sand formation has, to date, failed to offset this decline, and therefore revenues are not increasing at the same pace as our older wells level off.

EXPENSES

     Our expenses during the three months ended March 31, 2004 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, lease acquisition costs, drilling costs, exploitation costs, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

     The following table is a comparison of Cadence's two general categories of expenses for the three months ended March 31, 2004 and 2003, and the percentages each of these categories comprise of total expenses:

                                               THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------------
                                                 % of 2004             % of 2003
                                                   Total                 Total
                                         2004     Expenses     2003     Expenses
                                       --------  ----------  --------  ----------
Corporate and Administrative Overhead  $327,712         40%  $241,092         76%
Expenses from Oil and Gas Operations   $498,380         60%  $ 74,679         24%
                                       --------  ----------  --------  ----------
    Total Expenses                     $826,092        100%  $315,771        100%
                                       ========  ==========  ========  ==========

     The Company's corporate and administrative expenses for the three month period ended March 31, 2004 increased $86,620 over the level of these expenses for the same period in 2003. This increase was principally due to increases in professional fees (primarily for legal services). General and administrative expenses increased $34,001, but officer and director compensation declined $138,477 due to the reduction in the amount of quarterly restricted stock awards to officers and directors as compensation for their services.

     The comparable period-to-period increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for the respective three-month periods ended March 31, 2004 and 2003. These expenses increased over six-fold from year-to-year, due to the increased level of oil and gas exploration and production activity.

                                                       THREE MONTHS ENDED MARCH 31,
                                                ----------------------------------------
                                                       2004                2003
                                                -------------------  -------------------
                                                            % of                 % of
                                                            Total               Total
                                                  2004    Expenses    2003     Expenses
                                                --------  ---------  -------  ----------
Depreciation, depletion and amortization        $309,173      62.0%  $ 8,496       11.4%
Oil and gas lease expenses                      $114,126      22.9%  $39,095       52.3%
Oil and gas lease operating expenses            $ 47,581       9.6%  $ 5,663        7.6%
Oil and gas consulting                          $ 27,500       5.5%  $21,425       28.7%
                                                --------  ---------  -------  ----------
    Total Expenses from oil and gas operations  $498,380     100.0%  $74,679      100.0%
                                                ========  =========  =======  ==========


     Our depreciation, depletion and amortization expense increased to $309,173 during the quarter ended March 31, 2004, from $8,496 during the same period in 2003 as our production increased from 2,061 barrels of oil to 8,082 barrels of oil and about 71,896 Mcf of gas.

     We spent $161,707 in the three months ended March 31, 2004 for oil and gas lease expenses and lease operating expenses, compared to $44,758 in the same period last year. These lease operating expenses were primarily for the acquisition of acreage in the State of Kansas.

RECENT ACCOUNTING PRONOUNCEMENTS

     There have been no recently issued accounting pronouncements which we expect to have a material effect on our consolidated financial position or results of operations.

ITEM 3.   CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          (b) Changes in Internal Controls. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. The Company has improved its internal controls by hiring a part-time outside bookkeeper and implementing a new bookkeeping system that is computerized and has automated the process of collection of financial data.

          (c) Audit Committee. During the quarter ended March 31, 2004 the Company established an audit committee consisting of the three independent directors of the Company. The function of the audit committee shall be to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company and to assist the Board in fulfilling the Board's oversight responsibilities with respect to:

     -     the  integrity  of  the  Company's  financial  statements;
     -     the  Company's  compliance  with  legal  and regulatory requirements;
     -     the  independent  auditors'  qualifications  and  independence;  and
     -     the  performance  of  the  independent  auditors.

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

                          CADENCE RESOURCES CORPORATION


PART II.  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     During the quarter ended March 31, 2004, there were no material changes in pending legal proceedings and no legal proceedings against the Company were initiated.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to Cadence's most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and Cadence's most recent proxy materials.

     On April 2, 2004, the Company completed a placement of $6,000,000 of secured notes and warrants exercisable for 765,000 shares of the Company's common stock to seven accredited investors. The Company received $6,000,000 in exchange for such notes and warrants. The notes are not convertible or exercisable into the Company's common stock. In exchange for certain services provided by Sunrise Securities Corp. to the Company, the Company paid Nathan A. Low a note in the aggregate principal amount of $300,000 (which is in addition to $6,000,000 of notes issued in the placement) and warrants to purchase 76,500 shares of the Company's common stock. All of the warrants described in this paragraph are exercisable at $4.00 per share and expire on April 2, 2007. All of the notes described in this paragraph bear interest at the rate of 10% and mature on March 31, 2006. The notes and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

Exhibit
Number.   Description
-------   -----------

 31.1     Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule
          15d-14(a) of the Securities Exchange Act of 1934, as amended
 31.2     Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-
          14(a) of the Securities Exchange Act of 1934, as amended
 32.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2     Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)     Reports  on  Form  8-K

     The Company filed a report on Form 8-K under items 7 and 9 of Form 8-K, dated 3/01/04.

                          CADENCE RESOURCES CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CADENCE RESOURCES CORPORATION

                              By:


Date: May 17, 2004            /S/  Howard M. Crosby
      ------------            ---------------------
                              Howard M. Crosby
                              Chief Executive Officer


Date: May 17, 2004            /s/ John P. Ryan
      ------------            ----------------
                              John P. Ryan
                              Chief Financial Officer