Form 10QSB
period 2004-06-30
CADENCE RESOURCES CORP
filed 2004-08-18
CIK 933157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10QSB


                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                       For the quarter ended June 30, 2004

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

The  number  of  shares  outstanding  at  June 30, 2004:  12,789,827 shares

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

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . 7

Management Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . 9


                CADENCE RESOURCES CORPORATION
                       BALANCE SHEETS

                                                   June 30,              September 30,
                                                    2004         ----------------------------
                                                 (Unaudited)         2003            2002
                                                 ------------    ------------    ------------
ASSETS
CURRENT ASSETS
    Cash                                         $  2,903,028    $  3,619,345    $     40,011
    Oil & gas revenue receivable                      558,443          84,575          26,123
    Receivable from working interest owners            12,873          12,873          16,037
    Notes receivable                                    5,295           3,720          13,078
    Prepaid expenses                                  137,225           5,925          27,500
    Other current assets                              110,035             425             431
                                                 ------------    ------------    ------------
         TOTAL CURRENT ASSETS                       3,726,899       3,726,863         123,180
                                                 ------------    ------------    ------------

OIL AND GAS PROPERTIES, USING
    SUCCESSFUL EFFORTS ACCOUNTING
    Proved properties                                 638,969         590,747          48,694
    Unproved properties                             5,409,870       1,229,809          78,997
    Wells and related equipment and facilities        665,196         202,886          67,374
    Support equipment and facilities                  337,237         151,963         105,108
    Prepaid mineral leases                                 --              --         177,177
    Less accumulated depreciation, depletion,
         amortization and impairment                 (792,816)        (61,611)         (4,312)
                                                 ------------    ------------    ------------
         TOTAL OIL AND GAS PROPERTIES               6,258,456       2,113,794         473,038
                                                 ------------    ------------    ------------

PROPERTY AND EQUIPMENT
    Furniture and equipment                             4,785           1,660           1,440
    Less accumulated depreciation                      (1,781)         (1,451)         (1,440)
                                                 ------------    ------------    ------------
         TOTAL PROPERTY AND EQUIPMENT                   3,004             209              --
                                                 ------------    ------------    ------------

OTHER ASSETS
    Investments                                       184,528         394,454         448,793
                                                 ------------    ------------    ------------

NONCURRENT ASSETS
    Net assets of discontinued operations             246,757         246,757         246,757
                                                 ------------    ------------    ------------

TOTAL ASSETS                                     $ 10,419,644    $  6,482,077    $  1,291,768
                                                 ============    ============    ============


        See accompanying condensed notes to interim financial statements


                  CADENCE RESOURCES CORPORATION
                         BALANCE SHEETS

                                                         June 30,             September 30,
                                                           2004        ----------------------------
                                                       (Unaudited)         2003          2002
                                                       ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                   $    947,340    $    584,866    $    119,923
    Revenue distribution payable                             48,962          68,929          14,835
    Payable to related party                                     --         550,000           2,500
    Deferred working interest                                    --              --          22,184
    Interest payable                                         13,135          15,752              --
    Accrued compensation                                     48,165          94,920          66,261
    Notes payable - related parties                          75,000         460,000              --
    Notes payable                                                --              --              --
                                                       ------------    ------------    ------------
         TOTAL CURRENT LIABILITIES                        1,132,602       1,774,467         225,703
                                                       ------------    ------------    ------------

LONG-TERM LIABILITIES
    Secured notes, net of discount                        5,277,918              --              --
                                                       ------------    ------------    ------------
         TOTAL LIABILITIES                                6,410,520       1,774,467         225,703
                                                       ------------    ------------    ------------

REDEEMABLE PREFERRED STOCK                                   59,925          59,925              --
                                                       ------------    ------------    ------------
STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 100,000,000 shares
         authorized, 12,789,827, 12,512,827 and
         6,866,210 shares issued and outstanding,
         respectively                                       127,898         125,128          68,662
    Additional paid-in capital                           18,907,258      18,343,422      13,291,965
    Stock options                                         1,210,704       1,210,704         626,790
    Stock warrants                                          794,512          51,375         233,334
    Accumulated deficit                                 (16,638,474)    (14,863,687)    (12,906,132)
    Accumulated other comprehensive income (loss)          (452,699)       (219,257)       (248,554)
                                                       ------------    ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                       3,949,199       4,647,685       1,066,065
                                                       ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 10,419,644    $  6,482,077    $  1,291,768
                                                       ============    ============    ============


        See accompanying condensed notes to interim financial statements


                          CADENCE RESOURCES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                   Three Months Ended                           Nine Months Ended
                                                        June 30,                                    June 30,
                                        ------------------------------------------  -------------------------------------------
                                            2004           2003          2002           200   4       2003           2002
                                         (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                        -------------  ------------  ------------   ------------  -------------  -------------

REVENUES                                $     638,513  $    110,955  $         --   $  1,886,265  $     188,780  $          --
                                        -------------  ------------  ------------   ------------  -------------  -------------
GENERAL AND ADMINISTRATIVE EXPENSES
     Depreciation, depletion
      and amortization                        189,133        19,234            --        731,417         36,365             --
     Officers' and
      directors' compensation                 254,950        55,000        45,000        344,950        273,477         97,510
     Consulting                                10,040       378,015        68,082        150,553        477,670        538,600
     Professional fees                        223,935        59,782        21,092        664,371        109,210         54,314
     Oil and gas lease expenses               103,010        26,568        36,047        326,522         86,015         85,689
     Oil and gas consulting                    25,500            --            --         68,000             --             --
     Oil and gas production costs              65,114            --            --        137,764             --             --
     Exploration and drilling                   6,758        74,438         1,731         18,758         74,438        178,769
     Lease operating expenses                   4,090       146,561            --          7,748        188,740             --
     General and administrative               185,548        46,473        20,231        380,751        108,898         40,548
                                        -------------  ------------  ------------   ------------  -------------  -------------
        Total expenses                      1,068,078       806,071       192,183      2,830,834      1,354,813        995,430
                                        -------------  ------------  ------------   ------------  -------------  -------------

OPERATING LOSS                               (429,565)     (695,116)     (192,183)      (944,569)    (1,166,033)      (995,430)
                                        -------------  ------------  ------------   ------------  -------------  -------------

OTHER INCOME (EXPENSES)
     Interest income                            8,154            10             3         12,347            136             27
     Interest and financing expense          (253,944)       (5,629)       (2,333)      (264,257)       (88,630)        (4,722)
     Partnership loss                              --        (6,732)           --             --        (15,200)            --
     Other Income                               4,037            --            --          9,192             --             --
     Debt forgiveness                              --        (1,699)           --             --         (1,699)         6,109
     Gain (loss) on disposition
      and impairment of assets               (587,382)       (2,428)        1,180       (588,102)       (67,020)       (20,288)
                                        -------------  ------------  ------------   ------------  -------------  -------------
        Total other income (expense)         (829,135)      (16,478)       (1,150)      (830,820)      (172,413)       (18,874)
                                        -------------  ------------  ------------   ------------  -------------  -------------

LOSS BEFORE TAXES                          (1,258,700)     (711,594)     (193,333)    (1,775,389)    (1,338,446)    (1,014,304)

INCOME TAX BENEFIT                                 --            --            --             --             --         66,040
                                        -------------  ------------  ------------   ------------  -------------  -------------

LOSS FROM CONTINUING OPERATIONS            (1,258,700)     (711,594)     (193,333)    (1,775,389)    (1,338,446)      (948,264)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
     Gain from mining operations
      (net of income taxes)                        --            --            --             --             --        264,158
                                        -------------  ------------  ------------   ------------  -------------  -------------

NET INCOME (LOSS)                          (1,258,700)     (711,594)     (193,333)    (1,775,389)    (1,338,446)      (684,106)

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) on
      market value of investments             (22,850)      211,715       (22,584)      (233,442)       253,047         (8,909)
                                        -------------  ------------  ------------   ------------  -------------  -------------

COMPREHENSIVE INCOME (LOSS)             $  (1,281,550) $   (499,879) $   (215,917)  $ (2,008,831) $  (1,085,399) $    (693,015)
                                        =============  ============  ============   ============  =============  =============

NET INCOME (LOSS) PER COMMON SHARE
     BASIC AND DILUTED:
     Net loss from continuing operations$       (0.10) $      (0.05) $      (0.03)  $      (0.14) $       (0.12) $       (0.22)
     Net income (loss)
      from discontinued operations                nil           nil           nil            nil            nil           0.06
                                        -------------  ------------  ------------   ------------  -------------  -------------
NET INCOME (LOSS) PER COMMON SHARE      $       (0.10) $      (0.05) $      (0.03)  $      (0.14) $       (0.12) $       (0.16)
                                        =============  ============  ============   ============  =============  =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                     12,741,660     9,463,691     5,903,443     12,678,605      8,976,820      4,348,048
                                        =============  ============  ============   ============  =============  =============


        See accompanying condensed notes to interim financial statements


                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                            June 30,
                                                             --------------------------------------
                                                                2004          2003          2002
                                                            (Unaudited)    (Unaudited)   (Unaudited)
                                                             ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                              $(1,775,389)  $(1,338,446)   $ (684,106)

      Adjustments to reconcile net loss to net cash
          used by operating activities:
              Loss (gain) on sale of investments                  6,204        65,220       (20,288)
              Impairment of long-lived assets                   581,899            --            --
              Partnership loss                                       --        15,200            --
              Gain from mining operations                            --            --      (330,198)
              Gain on debt forgiveness                               --         1,699         6,109
              Depreciation, depletion and amortization          731,535        36,365            --
              Issuance of common stock for services             107,555       271,200       169,667
              Issuance of common stock for expenses             169,200            --         7,000
              Issuance of common stock for loan
                 consideration                                       --        78,000            --
              Amortization of deferred financing fees           103,155            --            --
              Investment given for services                          --         7,200            --
              Issuance of stock options for
                 consulting fees                                     --       222,343       324,000
      Changes in assets and liabilities:
              Oil & gas revenue receivable                     (473,868)        2,701            --
              Receivable from working interest owners                --         3,164       (18,830)
              Prepaid expenses                                 (131,300)       22,500         1,275
              Notes receivable                                    1,575         3,058       (40,000)
              Other current assets                             (109,610)           --            --
              Deposits                                               --             6            --
              Prepaid mineral leases                                 --        73,925       (72,603)
              Deferred working interest                              --       (22,184)       42,565
              Accounts payable                                  362,474        12,975       (43,940)
              Revenue distribution payable                      (19,967)         (850)           --
              Interest payable                                   (2,617)        6,733            --
              Accrued expenses                                  (46,755)       38,100        30,261
                                                             ----------    ----------    ----------
          Net cash provided (used) by operating activities     (495,909)     (501,091)     (629,088)
                                                             ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                   (18,685)      (10,147)      (22,527)
      Sale of investments                                        23,440        16,614        80,499
      Purchase of fixed assets                                 (679,705)      (54,872)     (101,601)
      Purchase of proved and unproved properties             (4,814,609)     (169,210)     (124,424)
      Purchase of mineral leases                                     --       (47,500)           --
      Sale of fixed assets                                           --            --            --
                                                             ----------    ----------    ----------
          Net cash provided (used) by investing activities   (5,489,559)     (265,115)     (168,053)
                                                             ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of notes and loans payable                    (1,050,000)     (140,000)      (35,000)
      Proceeds from notes and loans payable                     115,000       300,000            --
      Payments of preferred stock dividends                      (2,249)       (4,290)           --
      Proceeds from secured notes payable                     5,920,000            --            --
      Issuance of redeemable preferred stock for cash                --        59,925            --
      Issuance of common stock and warrants for cash                 --       110,000       233,334
      Issuance of common stock for cash                         286,400       480,000       678,566
                                                             ----------    ----------    ----------
          Net cash provided by financing activities           5,269,151       805,635       876,900
                                                             ----------    ----------    ----------
          Net increase (decrease) in cash                    $ (716,317)   $   39,429    $   79,759
                                                             ----------    ----------    ----------


        See accompanying condensed notes to interim financial statements


                CADENCE RESOURCES CORPORATION
                   STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                           June 30,
                                                          ----------------------------------------
                                                              2004           2003          2002
                                                          (Unaudited)    (Unaudited)   (Unaudited)
                                                          -----------    -----------   -----------

Net increase (decrease) in cash (balance forward)         $  (716,317)   $    39,429   $    79,759

Cash, beginning of period                                   3,619,345         40,011       191,684
                                                          -----------    -----------   -----------
Cash, end of period                                       $ 2,903,028    $    79,440   $   271,443
                                                          ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

      Income taxes paid                                   $        --    $        --   $        --
      Interest paid                                       $        --    $        --   $        --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Common stock issued for services rendered
           and accrued compensation                       $   276,755    $   271,200   $   176,677
      Common stock issued for loan consideration          $        --    $    78,000   $        --
      Common stock issued for debt                        $        --    $        --   $    90,000
      Common stock issued for investment                  $        --    $        --   $   120,000
      Common stock issued for reimbursement of
           expenses paid                                  $        --    $        --   $     7,000
      Common stock issued for related party payable       $        --    $   120,000   $        --
      Investment received for mining claims               $        --    $        --   $   350,198
      Investment given for related party payable          $        --    $        --   $     8,231
      Investment given for accrued compensation           $        --    $     7,500   $        --
      Investment received for note receivable             $        --    $        --   $    15,000
      Stock options issued for services                   $        --    $   222,343   $   324,000
      Investment given for consulting services            $        --    $     7,200   $        --
      Payable to related party issued for fixed assets,
           proved and uproved properties                  $        --    $   299,000   $        --
      Warrants issued for loan consideration              $   745,237    $        --   $        --


                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Operating results for the nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

NOTE 2 - STOCKHOLDERS' EQUITY

During the nine months ended June 30, 2004, a total of 110,000 shares of common stock were issued at $2.50 per share for cash proceeds of $275,000 and a total of 157,000 shares of common stock were issued at $1.40 to $2.50 per share for services valued at $276,755, and 10,000 warrants were exercised for cash in the amount of $13,500. Also in the same period, the Company paid cash dividends aggregating $2,249.

During the nine months ended June 30, 2004, 765,000 warrants were issued to secured debtholders. (See Note 4.) There were no stock options issued during the nine months ended June 30, 2004.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 3 - NOTES PAYABLE

At June 30, 2004, the Company had short-term notes payable to related parties in the amount of $75,000.

NOTE 4 - LONG-TERM DEBT

In April 2004, the Company completed a private placement of $6,000,000 of senior secured notes from a group of institutional and individual lenders. A financing fee of $80,000 was paid in connection with the securing of this debt. This financing fee has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the period ending June 30, 2004, $10,000 of this financing fee was written off. These notes payable accrue interest at the rate of 10% per year (subject to increase under certain conditions), payable quarterly, with the principal due and payable on March 31, 2006. The Company is obligated however, to make principal repayments equivalent to 10% of the principal amount of the notes on each of September 30 and December 31 of 2005 if the Company's weighted average share price falls below $5.00 per share at such times. The notes are secured by all of the assets of Cadence.

As part of the private placement, the noteholders received warrants to purchase a total of 765,000 shares of common stock, exercisable at $4 per share, expiring in three years. Both the number of warrants and the exercise price per share are adjustable, dependent upon certain future equity transactions of the Company. The value of the warrants upon issuance of $745,237 has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the period ended June 30, 2004, $93,155 of this discount was written off.

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

During the period ended June 30, 2004, the Company determined that two of its natural gas wells located in Louisiana were 75% impaired. This impairment was determined based upon the future anticipated cash flows expected from these wells. An impairment expense of $581,898 is recorded in the accompanying financial statements representing 75% of those costs directly associated with the two affected wells.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this prospectus. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in "Risk Factors."

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

      Also in the fourth quarter of fiscal 2003, we began to generate greater revenues from our oil wells in Texas as a result of the successful completion of two new wells and the reworking of an existing well which quintupled our production. As a result, we received net revenues of $83,433 and $59,519 from our Texas production in the months of August and September, 2003, respectively, as compared to net revenues of $18,704 and $18,481 from Texas production in the months of June and July 2003, respectively.

CAPITAL RESOURCES AND LIQUIDITY

      From our reorganization in mid-2001 until the present we have funded our operations principally through the private sale of equity securities, borrowings from officers, directors and shareholders, and borrowings from third party individuals or institutions. On April 2, 2004 we closed $6,000,000 of senior secured notes from a group of investors. These notes are secured by substantially all of the assets of the Company and are payable in two years and bear interest at the rate of 10% per annum, payable quarterly. Pre-payments of 10% of the principal shall be required on each of September 30, 2005 and December 31, 2005 if the share price of the Company is less than $5 per share.

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

      In our 2001 fiscal year, we borrowed $125,000 from Howard Crosby, (an officer and shareholder of Cadence) and $10,000 from Dotson Exploration, a related party which is 48% owned by Messrs. Crosby and Ryan. These amounts were repaid in fiscal 2002 for cash of $45,000, and 300,000 shares of our common stock. In fiscal 2002, we had no net borrowings, and in the year ended September 30, 2003, we had total borrowings of $300,000, of which $140,000 was repaid in cash and $50,000 of which was repaid by the issuance of 50,000 shares of stock prior to the fiscal year-end. As of September 30, 2003, $50,000 of the balance of $110,000 was owed to Nathan A. Low, a shareholder of Cadence, while the remaining $60,000 was owed to Mr. Crosby. As of November 30, 2003, these balances had been repaid. During the six months ended March 31, 2004, we borrowed $510,000 in short-term notes from officers, directors, and other insiders of the Company, as well as $1,000,000 of non-interest bearing short-term notes received in late March 2004. These borrowings were repaid in April, 2004 form the proceeds of the sale of Senior Secured Notes.

      We spent  $19,000 in fiscal 2001,  $144,000 in fiscal 2002 and $321,000 in the year ended September 30, 2003, for oil and gas lease expenses and lease operating expenses. In the same periods we spent $0, $134,000 and $145,000, respectively, for oil and gas drilling, production and operating expenses. For the nine months ended June 30, 2004 and 2003, we spent $334,000 and $275,000, respectively on oil and gas lease expenses and lease operating expenses and $157,000 and $74,000, respectively in oil and gas drilling, production and operating expenses. Furthermore, given our capital constraints, we have been unable to employ full time technical and professional people, a small portion of which is for geologists and other oil and gas professionals. Consequently, we have obtained services largely on a consulting basis. We spent approximately $114,000 in fiscal 2001, $934,000 in fiscal 2002, and $591,000 in the year ended
September 30, 2003 and $219,000 and $478,000 in the nine months ended June 30, 2004 and 2003, respectively, for consulting services in various disciplines.

      During fiscal 2002 and fiscal 2003, we purchased fixed assets in the amounts of $172,000 and $183,000, respectively. These expenditures were primarily related to the purchase of well equipment, including pipelines, tanks, casings and pumping units. During the nine months ended June 30, 2004 we invested $4,767,000 in unproved properties, $48,000 in proved properties, and $679,000 in fixed assets, including well equipment, pipelines, tanks, casings and pumping units. A portion of this was funded from existing cash balances, a portion was funded from our borrowings from related parties (which were subsequently repaid), and a portion was funded from our borrowings of $6,000,000.

      As of June 30, 2004, we had cash and cash equivalents of approximately $2.9 million and at March 31, 2004, we had cash and cash equivalents of approximately $485,000. The net proceeds remaining from our April 2004 sale of senior secured notes will be used for drilling new wells in Texas, for possible acquisition of additional producing properties, and for general corporate purposes . We anticipate funding our operating and administrative overhead out of revenues from the sale of our Texas oil production and Louisiana natural gas production.

      For the years ending September 30, 2002 and 2001, our auditors expressed a going concern qualification on our audited financial statements. Subsequent to the date of those financial statements, in September and October 2003 we raised approximately $4.3 million in a private placement of our common stock, with a substantial portion of the net proceeds to be used to fund future operations. We believe that the proceeds received from our recent stock and senior note sales, together with internally generated funds expected from our oil and gas production during the next year, should be sufficient to meet our working capital and capital expenditure requirements through the end of calendar 2004. Accordingly, there is no going concern qualification from our auditors on our financial statements for the year ended September 30, 2003.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

      During the nine months ended June 30, 2004, we had revenues totaling $1,886,000 which came from production of oil from our property in Wilbarger County, Texas, and from gas production from our De Soto Parish property in Louisiana, and gas production from our working interests in Michigan. During the same period in 2003, revenues were $189,000, all of which was from the sale of oil production from our oil wells in Texas.

      Of our net revenue from the nine months ended June 30, 2004, approximately $649,000 came from the sale of oil produced from our Texas properties, $115,000 came from the sale of natural gas at our Michigan properties, and $1,122,000 came from the sale of natural gas produced from our Louisiana properties. We also accrued a revenue receivable in the amount of about $558,000.

      The decline curve of the typical well from our natural gas production from Louisiana is rapid. Additionally, several of the wells which were drilled have not produced at an economic rate. Accordingly, effective June 30, 2004, we have taken an impairment charge of $582,000 on two of the wells in Louisiana which reflects the likelihood that we will be unable to recover our investment in these wells in full. We may take further impairment charges in the future as production rates from other wells stabilize and we are more accurately able to predict what the expected revenue from the wells will be.

Expenses

      Our expenses during the nine months ended June 30, 2004 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, lease acquisition costs, drilling costs, exploitation costs, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

      The following table is a comparison of Cadence's two general categories of expenses for the nine months ended June 30, 2004 and 2003, and the percentages each of these categories comprise of total expenses:



                                                    Nine Months Ended June 30,
                                        --------------------------------------------------
                                                     % of 2004                  % of 2003
                                                       Total                      Total
                                          2004       Expenses         2003       Expenses
                                        ----------   ----------    ----------   ----------

Corporate and Administrative Overhead   $1,540,000           54%   $  970,000           72%
Expenses from Oil and Gas Operations    $1,290,000           46%   $  385,000           28%
                                        ----------   ----------    ----------   ----------

                   Total Expenses       $2,830,000          100%   $1,355,000          100%
                                        ==========   ==========    ==========   ==========


      The Company's corporate and administrative expenses for the nine month period ended June 30, 2004 increased approximately 60% over the same period in 2003. This increase was principally due to increases in professional fees (primarily for legal services). General and administrative expenses increased $570,000, but officer and director compensation declined $71,000 due principally to the reduction in the amount of quarterly restricted stock awards to officers and directors as compensation for their services.

      The comparable period-to-period increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for the respective nine-month periods ended June 30, 2004 and 2003. These expenses increased three-fold from year-to-year, due to the increased level of oil and gas exploration and production activity.


                                                        Nine Months Ended June 30,
                                           --------------------------------------------------
                                                    2004                       2003
                                           -----------------------    -----------------------
                                                       % of Total                  % of Total
                                              2004       Expenses        2003       Expenses
                                           ----------   ----------    ----------   ----------

Depreciation, depletion and amortization   $  731,000           57%   $   36,000            9%
Oil and gas lease expenses                 $  327,000           55%   $   86,000           22%
Oil and gas lease operating expenses       $  164,000           13%   $  263,000           69%
Oil and gas consulting                     $   68,000            5%           --           --
                                           ----------   ----------    ----------   ----------

           Total Expenses from
            oil and gas operations         $1,290,000        100.0%   $  385,000        100.0%
                                           ==========   ==========    ==========   ==========

      Our depreciation, depletion and amortization expense increased to $731,000 during the nine months ended June 30, 2004, from $36,000 during the same period in 2003 as our production increased from 10,261 barrels of oil during the 2003 period to 29,956 barrels of oil and about 160,000 Mcf of gas during the same period in 2004.

      We spent $491,000 in the nine months ended June 30, 2004 for oil and gas lease expenses and lease operating expenses, compared to $349,000 in the same period last year. These lease operating expenses were primarily for developing and maintaining our oil and gas operations in Texas, Louisiana and Michigan.

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

      However, the Company has not made any significant changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of their last evaluation.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is unaware of any pending or threatened litigation at the time of the filing of this report.

ITEM 2. CHANGES IN SECURITIES.

Common Stock

During the three months ended June 30, 2004, 75,000 shares valued at $120,950 were issued to Directors for quarterly fees and sign-on bonuses, 25,000 shares valued at $48,250 were issued to officers for compensation, 6,000 shares valued at $10,380 were issued for services rendered, and 10,000 shares were issued upon exercise of warrants valued at $13,500.

Options and Warrants

During the three months ended June 30, 2004, 765,000 warrants were issued to secured debtholders and no stock options were issued

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

During the reporting period the Company filed an 8-K report on 4/5/04 in connection with the issuance of a news release item. Also, the Company filed an 8-K report on 6/29/04 in connection with the issuance of a news release item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 18th day of August, 2004.

CADENCE RESOURCES CORPORATION


By: /s/ Howard Crosby
-----------------------------
Howard Crosby
Its: Chief Executive Officer


By: /s/ John Ryan
-----------------------------
John Ryan
Its: Chief Financial Officer