Form 10KSB
period 2004-09-30
CADENCE RESOURCES CORP
filed 2005-01-07
CIK 933157

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

|_| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

                        Commission File Number 000-25170

                          CADENCE RESOURCES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                                                               87-0306609
                                                           -------------------
                                                            (I.R.S. Employer
                                                           Identification No.)

                                             6 East Rose Street
           Utah                            Walla Walla, Washington
-------------------------------        --------------------------------
(State or Other Jurisdiction of        (Address of Principal Executive
Incorporation or Organization)                     Offices)

                                                                   99362
                                                              ------------------
                                                                 (Zip code)

                                 (509) 526-3491
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:
                                                        Name of Each Exchange
Title of Each Class                                      on Which Registered
-------------------                                      -------------------
        NONE                                                     N/A

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, par value, $0.01
                         ------------------------------
                              (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $2,554,320

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of January 3, 2005, was approximately $6,643,732. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

      As of January 3, 2005, there were 12,813,327 shares of the common stock, $0.01 par value, of the registrant issued and outstanding. Documents Incorporated by Reference: the information required by Part III, Items 9, 10, 11, 12, and 14 are incorporated by reference to the registrant's Proxy Statement for the registrant's 2005 annual meeting of stockholders.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

Item                                                                                                             Page
----                                                                                                             ----

                                     PART I
Item 1.  Description of Business....................................................................................1
Item 2.  Description of Properties.................................................................................16
Item 3.  Legal Proceedings.........................................................................................16
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................16

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..................................................17
Item 6.  Management's Discussion and Analysis or Plan of Operations................................................22
Item 7.  Financial Statements..................................................................................F1-F33
Item 8.  Changes in and Disagreements with Accountants.............................................................25
Item 8A.  Controls and Procedures..................................................................................25

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons............................................25
Item 10.  Executive Compensation...................................................................................25
Item 11.  Security Ownership of Certain Beneficial Owners and Management...........................................25
Item 12.  Certain Relationships and Related Transactions...........................................................26
Item 13.  Exhibits and Reports on Form 8-K.........................................................................26
Item 14.  Principal Accountant Fees And Services...................................................................26

Supplemental Information on Oil and Gas Activities ................................................................27

Financial Statements
Independent Auditor's Report......................................................................................F-1
         Balance Sheets as of September 30, 2004, 2003 and 2002...................................................F-2
         Statements of Operations and Comprehensive Loss for the years ended September 30, 2004, 2003 and 2002........................................................................................F-4
         Statement of Stockholder's Equity.......................................................................F-5a
         Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002...........................F-8
         Notes to the Financial Statements ......................................................................F-10

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

The Company

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

      We have operations in Wilbarger County, Texas, DeSoto Parish, Louisiana, Eddy County, New Mexico and Alpena County, Michigan. We also have leased interests in western Kansas and southern Texas. We are engaged in acquiring, exploring, developing, and producing oil and gas properties.

      During the year ended September 30, 2004, substantially all of our revenues were derived from our interests in five producing oil wells in Wilbarger County, TX and eleven producing natural gas wells in DeSoto Parish, LA. We received small revenues from our interest in nine producing gas wells in Alpena County, MI and in September received our first production revenue from our minority interest in a producing well in Eddy County, NM.

      At the completion of our 2004 fiscal year in September, we were continuing to evaluate the performance of our natural gas wells in DeSoto Parish. Along with our partner, Bridas Energy, as of the date of this report, we had not made plans to drill additional wells at that location. In the first fiscal quarter of 2005, we drilled three new wells on our West Electra Lake Unit, in Wilbarger County, TX, completed the seismic evaluation process on the north block of our Kansas acreage, participated for a working interest in development wells being drilled in Eddy County, NM and participated for a working interest in an exploratory well in Tennessee.

      On November 19, 2004, the Company issued a press release announcing that the Company signed a letter of intent establishing a 60 day exclusivity period in order to conduct due diligence and negotiate terms for acquisition of all of the outstanding shares of Aurora Energy, Ltd., a privately held company based in Traverse City, Michigan in exchange for shares of common stock of Cadence. Please see the press release attached as an Exhibit to the Current Report on Form 8-K filed with the SEC on November 23, 2004. The Company and Aurora Energy, Ltd. are now in the process of negotiating the terms of the proposed transaction and reviewing the books and records of the respective companies. It is anticipated that the definitive merger agreement will be finalized in the second fiscal quarter of 2005. For additional information on Aurora Energy, parties are invited to review the website maintained by Aurora at the URL of www.auroraenergy.com. It is contemplated by the parties that if this effort is successfully consummated, the Company will relocate its operational headquarters to Aurora's offices in Traverse City, MI and the Board of Directors and management of the Company will be significantly restructured.

Oil and Natural Gas Operations

DeSoto Parish, Louisiana

      We leased over 4,250 acres in DeSoto Parish (approximately 40 miles south of Shreveport, Louisiana) in the summer of 2001 and throughout 2002. Our acreage is southwest of the Holly Field and southeast of the Bethany Longstreet Field, both extensively drilled and developed since 1996 by Sonat (now El Paso Corporation). In April 2003, we contributed these leases to a joint exploration and development program with Bridas Energy, which has operations in the Texas-Louisiana Gulf Coast area. Under this program, Bridas Energy is the operator of the DeSoto Parish properties. Bridas Energy is a wholly-owned subsidiary of Bridas Corporation, an Argentinean-based private, independent energy company with headquarters in Buenos Aires.

      Under the terms of our joint exploration agreement with Bridas Energy, we assigned Bridas Energy a 55% working interest in all of the acreage constituting the area of mutual interest of our DeSoto Parish leases in return for a cash payment of $50,000. Bridas Energy agreed to fund all costs of drilling, completing and bringing to production the initial test well, the Ardis-Martin Timber #27-1, drilled during June 2003, in Section 27 of this prospect. Upon successful completion of this test well, we conveyed an additional 20% working interest to Bridas Energy in that well and all other leases covering acreage in
Section 27, leaving us a 25% working interest in Section 27. We retain a 45% working interest in all other wells on the leased acreage in this prospect and a lesser working interest in any wells drilled in the area of mutual interest around the leased acreage, depending upon the amount of acreage leased by each respective party in that particular section. Our ninth well, the Eva Gamble #4-1 was drilled in March 2004 in the area of mutual interest to the south of Section
27. We have a 22.5% working interest in this well.

      As of September 30, 2004 we had eleven producing wells in this field, one of which had just begun producing at the end of May, 2004. During the month of September 2004, these wells produced natural gas at an aggregate average rate per well of 2,196 Mcf per day. The sixth, seventh, and eighth wells in this field were drilled to the shallower Hosston sand formation to test these formations, but we have been generally disappointed at the rate of production from these wells. We decided to impair the carrying value of one of these wells as of June 30, 2004, and made the election to impair the carrying value of three more wells at September 30, 2004. The twelfth well in the field, the Billingsley well, is a Cotton Valley well which was placed on production in October of 2004. Through November 7, 2004, this well had averaged 850 McF per day. The thirteenth well, called the JB Barr #2, is a shallow Puluxy test which was completed in June of 2004, and although it initially produced a high flow rate of gas, it has declined very rapidly over its first three months.

      As of September 30, 2004, all but three of our producing wells in DeSoto Parish were from the Cotton Valley formation. During the quarter ended March 31, 2004, we drilled one more well to the Cotton Valley formation and three wells solely to the shallower Hosston sand formation, which lies generally between about 6,450 and 8,950 feet, and is a sand and shale sequence with tight gas-bearing sands in thick intervals. The Cotton Valley formation lies immediately below the Hosston, with the best sands typically extending to about 10,300 feet. [Of the eleven producing wells as of September 30, 2004, we have a 25% working interest and an approximate 20% net revenue interest in three of them and a 45% working interest and an approximate 36% net revenue interest in seven of them. Of the four wells drilled during the second quarter of fiscal 2004, we have a 45% working interest and an approximate 36% net revenue interest in two of them, a 25% working interest and an approximate 20% net revenue interest in one of them, and a 22.5% working interest and approximate 18% net revenue interest in the final well, known as the Eva Gamble 4-1, which was drilled in the area of mutual interest.

      The six wells in this project completed to the Cotton Valley formation produced at an aggregate rate of approximately 418 Mcf/day during September 2004. The seventh well drilled to the Puluxy Formation, the JB Barr #2, produced 36,675 mcf of gas during fiscal 2004. Also, excluding the Leon Gamble #33-1, which is a sub-economic well, the six other wells drilled to the Cotton Valley formation produced at an average rate of approximately 393 mcf/day during the fourth quarter of fiscal 2004.

      During the second fiscal quarter of 2004, we began to focus on the development of the Hosston sand formation. The first well completed to the Hosston sand, the Adelle Thomas #28-1, was drilled to a total depth of approximately 8,100 feet and, as of September 30, 2004, was not producing commercial quantities of gas. We have elected to take an impairment charge on this well at September 30, 2004. We have a 45% working interest and an approximate 36% net revenue interest in this well. The second well initially drilled solely to the Hosston sand, the Eva Gamble #4-1, has also produced only small commercial quantities of natural gas. As of November 7, this well was only producing at a rate of 10 mcf per day, and we have elected to take an impairment charge on the carrying value of this well as of September 30, 2004. We have a 22.5% working interest and approximate 18% net revenue interest in this well. The third well drilled to the Hosston sand, the Sampson #33-1, was completed as of mid-May, 2004 to a depth of approximately 9300 feet and to date has produced 28,800 mcf of gas. As of September 30, this well was producing at a rate of 119 mcf per day. We have a 45% working interest and approximate 36% net revenue interest in this well.

      We decided to impair the carrying value of the Leon Gamble #33-1 and the Eugene Cowdin #27-1 effective as of June 30, 2004, and we decided to impair the carrying value of the Adell Thomas, the JB Barr #2 and the Sampson 33-1 as of September 30, 2004.

      In May 30, 2004, we had drilled, completed and logged our eleventh well, the Martin Timber #27-2 to the Cotton Valley formation, The well had begun producing as of May 31, 2004 at good flush rates of production and to date, through November 7, 2004, has produced 78,815 mcf of gas. We have a 25% working interest and an approximate 20% net revenue interest in the Martin-Timber #27-2

      The twelfth well, the Billingsley #28-1 was drilled in Section 28, to a depth of approximately 10,300 feet. Well logs indicated commercial pay zones in the Cotton Valley and Hosston formations. This well was placed into production in October of 2004 at an initial flow rate of 1451mcf per day, and through November 7,, 2004 had produced 22,943 mcf of gas. We have a 45% working interest and approximate 36% net revenue interest in the Billingsley #28-1.

      In May, 2004, Bridas Energy began drilling a new well in Section 28, the Barr #28-2 well, to the shallower Paluxy and Rodessa sand formations. This well was drilled to intersect shallower pay which was revealed in the deeper Barr #28-1 well previously drilled in November, 2003. The well was completed in the Paluxy formation and began producing in early July. Although the initial flow rates for this Puluxy well were encouraging, the decline over the first three months was very dramatic, and as of September 30, 2004 the well was not producing economic quantities of gas.

      The DeSoto Parish properties are located on a major anti-clinorium on the southeast side of the Sabine Uplift. The Sabine Uplift is a large structure that is related to the cretaceous and younger rocks in the established oil and gas fields of northeast Texas and northern Louisiana. In this area, wells from these formations produce approximately 35% to 50% of the well's reserves in the first 24 months of production, with the remainder produced over 12 to 15 years.

      Our drilling and completion costs for these DeSoto Parish wells drilled to the Cotton Valley formation, to the 8/8ths interest, are approximately $1.25 million to $1.3 million per well. Ready access points to both interstate and intrastate gas pipelines are available. We have been generally disappointed by the performance of these wells and will continue to evaluate the substandard performance of our Hosston formation wells and formulate future development plans in this field. In fact, it should be noted that we may not proceed to develop any further wells in this area and may elect to dispose of our interest therein or write-down the carrying cost of the project entirely.

Additionally, our technical staff is studying other completion techniques being used successfully by other operators of Hosston wells in the area to assess the application of these techniques to our wells. However, as of the date of this report, no specific recommendations have been made to the Company management.

Wilbarger County, Texas

      Our property in Texas is located on the Waggoner Ranch, a large, privately-held ranch in Wilbarger County from which oil and gas has been produced since 1910, approximately 50 miles northwest of Wichita Falls, Texas, and 15 miles south of the Oklahoma border. Since October 2001, we have conducted exploration activities on the Waggoner Ranch,. The W.T. Waggoner Estate is the operator of all of our wells on the Waggoner Ranch and the sole purchaser of all production from these properties. We logged our first productive well in this field in January 2002. During the month of September 2004, we owned interests in five wells on these properties, producing an aggregate of approximately 98 net working interest barrels per day, to the 8/8ths interest, of 35(degree) API sweet crude oil.

      The major geologic feature in this part of north Texas is the Red River Arch, which consists of Permian and Leonardon shales and sands. This structure has historically produced more than 150 million barrels of oil from several geologic features, including the Canyon limestone formation. Our primary targets on this prospect are oil-bearing pinnacle reefs in the Canyon limestone formation, typically located between 3,000 and 3,600 feet. In addition, numerous "stacked" oil-bearing shallower horizons are also known to exist in this area. These zones are also primary targets of our exploration. We are producing oil from two areas of the Ranch: the east side of Electra Lake, referred to as the Virgin Reef Prospect, and the west side of Electra Lake, referred to as the West Electra Lake Prospect.

      The Virgin Reef Leasehold consists of approximately 160 acres. In August 2002, we signed an exploration agreement with the Waggoner Ranch on 1,000 acres in the West Electra Lake Prospect, with a surrounding 1/2 mile area of mutual interest, from which our current production comes. The West Electra Lake Leasehold currently consists of an aggregate of 532 acres under lease and a 1/2 mile area of mutual interest surrounding such acreage.

      Because of the shallow nature of the wells in this area, prospect, drilling and completion costs have ranged between approximately $160,000 and $180,000 per well, on an 8/8ths basis. The typical production profile of wells in the Lower Milham Sand formation is a steady decline of approximately 15% per year. Wells producing from the Canyon formation are expected to decline at rates approaching 25% per year.

      We have two producing wells on the Virgin Reef Prospect, the #1A in which we have a 60% working interest and a 45.6% net revenue interest and the #1B well, in which we have 100% working interest and a 76% net revenue interest. The #1A well was logged in January 2002 and showed four pay zones between 2,400 feet and 3,002 feet. This well is currently producing from the Lower Milham Sand at a depth of approximately 2,500 feet. The Company has already produced this well from the deeper Canyon formation zones and re-completed the well in the Lower Milham zone. One more zone in this well remains to be completed. This well produced an average of approximately 50 net working interest barrels per day during September 2004. The #1B well produced only a nominal 5.5 net working interest barrels of oil per day during April 2004, and by September of 2004 was producing only a nominal rate of oil.

      In August 2002, we began developing the West Electra Lake Prospect. We logged our first well in the first quarter of calendar 2003. We have three producing wells in this prospect, all of which are producing from the upper Milham Sand at a depth of approximately 2,600 feet. The first well, the West Electra Lake #1, in which we have a 45% working interest and a 34.2% net revenue interest, has 10 feet of net pay. The West Electra Lake #2 and #3 wells, in which we have a 50% working interest and a 38% net revenue interest, were both drilled in June 2003 and encountered 10 feet and 11 feet of net pay, respectively, in the same zone. These three wells are subject to Texas Railroad Commission production limits and during September 2004, produced at the rate of an aggregate of approximately 72 barrels of oil per day, which is below the maximum allowable rate of an aggregate of 120 barrels of oil per day, with the pumps operating for only eight hours per day. At this time we expect that rate of production to continue for at least the next two years, subject to normal decline. Drilling and completion costs for the wells on the West Electra Lake Prospect have ranged from approximately $160,000 to $220,000 per well, on an 8/8th basis.

      In December of 2004, subsequent to the end of our fiscal year, we commenced a program to drill three more wells on the West Electra Lake unit. The first well was logged on December 7th, and indicated the expected Milham pay interval, as well as an unexpected 12 feet of pay in the Saddle Creek formation at about 1700 feet. The second new well was logged on December 18, 2004 and encountered some ten feet of net pay in the Upper Milham formation. Both of these wells are scheduled for completion in early January, 2005. A third new well is scheduled for drilling in January, 2005.

      We have drilled three non-commercial wells on the Virgin Reef and West Electra Leases. In May, 2002 we drilled the #2A well which targeted the lower Milham Sand formation. This well was only marginally productive, so we converted it to a saltwater disposal well. In December, 2002 we drilled the #2B well which targeted a reef prospect in the Canyon limestone formation. The #2B well was a dry hole. In July, 2004 we drilled the 1D and encountered only a sub economic pay in the Dyson sand. The well was therefore plugged and abandoned.

Alpena County, Michigan

      In December 2002, we began participating in a natural gas drilling program in Alpena County, Michigan with Aurora Energy, Ltd. As of September 30, 2004, we had a 22.5% working interest (before payout, 20% after payout), 18% net revenue interest (before payout, 16% after payout), in ten producing wells in Alpena County. Production commenced from this field in June 2003 and our ten producing wells produced at an average aggregate rate of approximately 80 Mcf/day during September 2004 and received an average price of $4.51per Mcf. Aurora is the operator of all our properties in Alpena County.

      The target of this prospect is the well-known Antrim shale formation that has yielded natural gas production from more than 7,500 wells along a 30 mile thick trend stretching from Lake Michigan to Lake Huron. Antrim shale wells typically cost approximately $180,000 to $200,000 per well to drill and complete and typically pay out in approximately three to four years. Production typically peaks at approximately six to 18 months and then follows a slow decline curve of approximately 30 to 40 years. Our participation agreement with Aurora Energy, Ltd., originally gave us participation rights in up to 200 wells to be drilled by Aurora into the Antrim shale to depths of approximately 800 to 1,000 feet, but effective as of May 15, 2004, we waived our rights to participate in future wells in this prospect in order to focus on our Louisiana, Texas and Kansas projects.

      As noted above, in November, 2004 we signed a letter of intent to acquire 100% of the outstanding shares of Aurora Energy, subject to further negotiations and completion of due diligence.

New Mexico

      In June of 2004, the Company participated for a 20% working interest, 15% net revenue interest, in the Santa Nina Prospect in Eddy County, NM. This prospect was developed by and is operated by SDX Resources of Midland, TX, an experienced operator with over 20 years of operational experience in the Permian Basin. The well was completed in July of 2004, with an initial flow rate in excess of 50 barrels of oil per day, plus natural gas. The well was produced for some 40 days, and then shut in to allow a gas pipeline to be attached. This work is in process. The company received its first production check for this well in October of 2004.

      Earlier in the year, the Company announced that it had signed an agreement with SDX Resources for an option to participate for up to a 25% working interest, 20% net revenue interest, in up to 17 development wells in a project called the Sparkplug Unit. These wells will be offsetting existing production in the San Andreas and Yeso formations to a maximum depth of about 5,000 feet. Drilling on the initial development well, in which the company elected to take a 20% working interest, commenced on December 16, 2004. Results are expected to be reported in January 2005.

Tennessee

      In August, 2004 the Company acquired a 25% equity ownership in TN Oil Company, which owns leases covering some 1500 acres prospective for oil in central and north central Tennessee. Subsequent to the end of the fiscal year, the Company elected to participate for 100% of the working interest in a well being drilled by TN Oil, as operator, to a depth of some 1700 feet. This well targeted oil production from the Murfreesboro and Knox formations. The well was spudded on December 17, 2004. Based upon the well logs, the geologists of the Company determined that this well was non-commercial and elected to plug the well.

Western Kansas

      Our newest oil exploration project is in the Anadarko Basin in Lane and Ness Counties, Kansas. In June 2004, we completed our first leasing program in the area, consisting of approximately 26,000 acres. We have a 100% working interest and an approximate 83% net revenue interest in these leases. During September and October of 2004, the Company completed a three dimensional seismic shooting program on the 13,000 acres which constitute the Cadence North Block. We will acquire 3-D seismic data on the remainder of the acreage prior to making a decision to drill any test wells. We plan to use a local third-party operator to develop these prospects and we currently expect to begin drilling on the acquired acreage during the 2005 fiscal year. As the project moves into the exploratory drilling and operational phases, we expect to contract out drilling and operations to experienced local operators in the State of Kansas.

Southern Texas

      We have completed leasing of 58 acres in Matagorda County, Texas, on a salt dome prospect. We have identified one drilling target on this lease and expect to begin drilling the first test well sometime in the second fiscal quarter of 2005 (somewhat later than we first anticipated due to the complexity of obtaining a drill site title opinion for this lease). We expect the drilling and completion costs on this well to range from approximately $200,000 to $215,000. Operations will be contracted for with third parties experienced in this part of Texas.

Oil Reserves

      The following table presents information regarding proved reserves of oil attributable to our interests in producing properties in Wilbarger County, Texas, and De Soto Parish, LA as of September 30, 2004. The information regarding reserves is based on proved reserves reports prepared by Ralph E. Davis Associates, Inc., Houston, Texas, independent petroleum engineers. The report (and table) do not include information on our interests in gas wells located in Alpena County, MI as no engineering study has been undertaken of these wells as of the date of this report. Ralph E. Davis's audit was based upon review of production histories and other geological, economic, ownership and engineering data provided by us. All of the reserves presented in the following table are proved, developed reserves.

      The SEC requires that estimates of future net revenues from our proved reserves, discounted to present value using an annual discount rate of 10% (the PV-10 Value), be made using oil and gas prices in effect as of the dates of such estimates, held constant throughout of the life of the properties. Proved reserves as of September 30, 2004 were estimated based upon the spot price on September 30, 2004, our fiscal year-end, of West Texas intermediate crude oil at Cushing, Oklahoma which was $49.51 per barrel. The unit gas price used of $5.44 per MMBTU was the spot price on September 30, 2004 at the Henry Hub in Louisiana.

      The table contains estimates of future net revenues presented on the basis of unescalated prices and costs and their PV-10 Value, as required by the SEC. We deducted operating costs, development costs and certain production-related taxes to arrive at the estimated future net revenues. We calculated future net revenues based on an estimated 4.5 year life of these reserves. We made no provision for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows contained in the supplemental information to this report which is calculated after provision for future income taxes.

                                                                                            Combined Oil & Gas Future Net
                                                                                                        Income
                                                                                           ---------------------------------
                           Estimated Net Reserves (M/Bbls,           Weighted Average
  Proved Reserves                      MMcf)                          Price ($/BBl)            Undiscounted           PV-10
--------------------    ----------------------------------      ----------------------     ----------------      -----------
Producing Oil                         29.9                              $49.51
Producing Gas                        585.7                               $5.44
Producing Oil & Gas                                                                           $3,346,900       $2,803,100

Production Information

      The following tables summarizes sales volumes, sales prices, and production cost information for our net oil and gas production for the two-year period ended September 30, 2004. "Net" production is production that is owned by us directly or indirectly and is produced to our interest after deducting royalty, and other similar interests. This table includes information from production from our oil wells in Wilbarger County, Texas, and from our gas wells in De Soto Parish, Louisiana and from Alpena County, Michigan.

         Oil Production

                                                     ---------------------------
                                                        Year Ended September 30,
                                                     ---------------------------
                                                           2004           2003
Total Net Revenues                                    $   837,305    $   337,355
Net Sales Volume (Bbls.)                                   25,887         11,447
Average Sales Price (per Bbl.)                        $     36.11    $     29.47
Average Production Cost (per Bbl.)                    $      2.61    $      8.26


         Gas Production

                                                  ------------------------------
                                                       Year Ended September 30,
                                                  ------------------------------
                                                     2004             2003
Total Net Revenues                                $   1,717,015    $           0
Net Sales Volume (mcf)                                   37,571                0
Average Sales Price (permcf.)                     $        5.69    $           0
Average Production Cost (per mcf.)                $        1.12    $           0


Oil and Gas Wells

The following table sets forth our gross and net productive wells as of September 30, 2004 and 2003:

                                        Oil Wells                     Gas Wells                 Total Wells
                                --------------------------    --------------------------    ---------------------
September 30, 2004
       Gross1                                6                             18                         24
       Net2                                  3.7                            5.45                       9.15
September 30, 2003
       Gross1                                5                              0                          5
       Net2                                  3.5                            0                          3.5

(1)   Gross wells are the total wells in which a working interest is owned.

(2) Net wells are the sum of fractional working interests owned in gross wells.

Oil and Gas Acreage

 [The following table sets forth our acreage position as of September 30, 2004.

                                                 Developed 1                               Undeveloped 2
                                           Gross               Net                 Gross                   Net
Louisiana                                    1280                320                2970                  1336
Texas                                         625                392                1000                   500
Michigan                                      640                144                   0                     0
Kansas                                          0                  0                2270                  2270
Tennessee
New Mexico                                     80                 16                1200                   300
                                     ------------------    -------------    ---------------------   ------------------
             Total                           2545                856                6240                  4106
         ---------------

(1) The number of acres which are allocated or assignable to producing wells or wells capable of production.

(2) Lease acreage on which wells have not been participated in or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Drilling Activities

The following table sets forth our drilling results for the years ended September 30, 2004, and 2003:

Fiscal                                             Gross Wells                                         Net Wells
 Year          Type of Well       Total    Productive2    Dry3      Abandoned4        Total     Productive      Dry      Abandoned
----------    ----------------    ------- -------------- -------- ---------------   ---------- -------------- -------- ------------
2004          Exploratory1           2            1        1            0             1.2           .2          1           0
              Development1          11            7        2            2             4.525        2,5          0,9         0.9
2003          Exploratory1           2            1        1            0             1             .5           .5         0
              Development1          13           12        1            0             3.8          3.8           .5         0

----------
(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A development well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) A dry well is an exploratory or development well that is not a producing well.

(4) An abandoned well is a well that has either been plugged or has been converted to another use. We have converted this Texas well to a salt water disposal well. Two of the DeSoto Parish wells produced limited quantities of gas for a time, but are no longer producing any gas and are considered abandoned for the purposes of this table.

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

Employees

      As of December 31, 2004, we have two part-time employees, both of whom are officers of Cadence, and no one who works for Cadence on a full time basis. Because the Officers of the Company perform consulting services for other companies, for tax purposes the Company has treated both of these officers as consultants.

Risks Related to our Business

We continue to experience significant operating losses.

      We reorganized our business in July 2001 to pursue oil and gas exploration and development opportunities, and have a limited operating history in our current form. Since we reorganized our business, our operating costs have exceeded our revenue in each quarter. We have incurred cumulative net losses of approximately $8,700,000 from June 30, 2001 through, September 30, 2004, and we anticipate a net loss at least through 2005. We may not be able to obtain or maintain any level of revenues, natural gas and crude oil reserves or production. If we are unsuccessful in these efforts, we may never achieve profitability.

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

We do not operate any of our oil and gas properties

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

      Prices for natural gas and crude oil fluctuate widely, as evidenced by the volatility in natural gas prices in response to the war between the United States and Iraq. The prices for oil and natural gas are subject to a variety of factors beyond our control, including:

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

      It is customary in the oil and gas industry that upon acquiring an interest in a non-producing property, that only a preliminary title investigation be done at that time and that a drilling title opinion be done prior to the initiation of drilling, neither of which can substitute for a complete title investigation. We have followed this custom to date and intend to continue to follow this custom in the future. If the title to our prospects should prove to be defective, we could lose the costs that we have incurred in their acquisition, or incur substantial costs for curative title work.

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

Risks Related to the Ownership of our Stock

We may experience volatility in our stock price, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering price.

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

Because our securities trade on the OTC Bulletin Board, your ability to sell your shares in the secondary market may be limited.

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

      The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined in the regulations) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

A large number of shares will be eligible for future sale and may depress our stock price.

      Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of January 3, 2005, there were 12,813,327 shares of our common stock outstanding. As of the date of this annual report, over five million shares of our common stock will be freely tradeable without substantial restriction or the requirement of future registration under the Securities Act of 1933. The remainder of our outstanding shares, most of which are held by our officers, directors and greater than 5% shareholders, may be sold without registration under the exemption from registration provided by Rule 144 under the Securities Act. In addition, as of January 3, 2005, an additional 2,457,624 shares were subject to outstanding options or warrants or were issuable upon the conversion of our Class A Preferred Shares.

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

We do not have cumulative voting and a small number of existing shareholders control our company, which could limit your ability to influence the outcome of shareholder votes.

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

      Our executive officers and directors, together with our two largest shareholders, beneficially own as of January 3, 2005 approximately 53% of our common stock. As a result, these entities and individuals will be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our charter or bylaws and the approval of mergers and other significant corporate transactions.

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

Item 2.  Description of Properties

      The Company's oil and gas leasehold properties, as well as its mineral properties are described above in Item 1. In addition to the properties described above, our principal executive offices are located in leased office space at 6 East Rose Street, Walla Walla, WA 99362. This lease provides for a monthly rental rate of $400 and expired in June, 2004. We have continued to lease space in this office on a month-to-month basis since then, and expect to continue to be able to do so for the foreseeable future. We also have mineral rights in a number of properties, although we do not presently consider them to be material to our business on a going forward basis.

Item 3.  Legal Proceedings

      There are no currently threatened or pending claims against Cadence.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders for the quarter ended September 30, 2004. The Company undertook its annual meeting of shareholders on April 20, 2004. At that meeting the shareholders voted upon and approved a slate of Directors to serve until the next annual meeting and also approved a proposed equity compensation plan for the benefit of its officers, directors, employees, and consultants.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Our Common Stock

      Our common stock trades under the symbol "CDNR" on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. Approximately fifteen professional market makers hold themselves out as willing to make a market in our common stock. Following is information about the range of high and low bid prices for our common stock for each fiscal quarter in the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

 Quarter Ended     High Bid Quotation Low Bid Quotation
------------------    -------------    -------------
December 31, 2001     $         .87    $         .65
March 31, 2002        $        1.01    $         .90
June 30, 2002         $        1.35    $        1.15
September 30, 2002    $        1.65    $        1.30

December 31, 2002     $        1.90    $        1.51
March 31, 2003        $        1.75    $        1.40
June 30, 2003         $        1.85    $        1.40
September 30, 2003    $        3.55    $        1.75

December 31, 2003     $        3.60    $        2.75
March 31, 2004        $        4.60    $        3.25
June 30, 2004         $        3.40    $        1.62
September 30, 2004    $        2.50    $        0.88

Equity Compensation Plan Information

      The Board of Directors in February, 2004 adopted an equity compensation plan which was approved by the shareholders at the Company annual meeting on April 20, 2004. The table below sets forth certain information as of Cadence's fiscal year ended September 30, 2004 regarding the shares of Cadence's common stock (i) available for grant or granted under outstanding stock options or (ii) issuable upon exercise of warrants granted as compensation for services.

                                                                                      Number of securities remaining
                             Number of securities to be       Weighted-average        available for future issuance
                             issued upon exercise of          exercise price of       under equity compensation
                             outstanding options, warrants    outstanding options,    plans (excluding securities in
                             and rights                       warrants and rights     the first column of this table)
---------------------------- -------------------------------- ----------------------- --------------------------------
Compensatory warrants or                 400,000                      $3.73                       600,000
options approved by
security holders

Compensatory warrants or
options  not approved by
security holders                        1,030,140                     $1.66                         -0-

Holders

         As of January 3, 2005, there were 430 holders of record of our common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in "street name."

Dividends

         There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on our common stock.

Recent Sales of Unregistered Equity Securities

         At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to Cadence's most recent Form 10-K, all quarterly and periodic reports filed subsequent to such Form 10-K and Cadence's most recent proxy materials.

         Between August 2001 and February 2002, Cadence sold an aggregate of 1,716,834 units to 25 accredited investors, each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for an aggregate of $515,050.20. No sales commissions were paid in connection with this transaction. The units were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         In October 2001, Cadence sold 200,000 shares of its common stock to an accredited investor, for $60,000. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         Between October 15, 2001 and October 26, 2001 Cadence issued an aggregate of 110,000 shares of its common stock to three sophisticated investors in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

         On November 30, 2001, Cadence issued 800,000 shares of its common stock to three sophisticated investors in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

         On November 30, 2001, Cadence issued 12,500 shares of its common stock to one sophisticated investor in consideration of certain services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act.

         In January 2002, (i) Cadence issued 100,000 shares of its common stock to one accredited investor in payment of $30,000 of principal and interest on a note made by Cadence in favor of the investor, (ii) Cadence issued 113,500 shares of its common stock to two of its executive officers in payment of salaries that were past due, aggregating $34,000, and (iii) Cadence issued 300,000 shares of its common stock to three accredited investors and received marketable securities of Enerphaze Corporation valued at $90,000. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act

         On January 15, 2002, Cadence issued 10,000 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         Between April and June 2002, Cadence sold an aggregate of 1,932,802 units to 5 accredited investors, each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for an aggregate of $579,840.60. Each warrant was exercisable at a price of $.15 per share and have all been exercised. No sales commissions were paid in connection with this transaction. The Units were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. On October 23, 2002, Cadence issued 1,815,316 shares of common stock to four accredited investors upon the cashless exercise of the warrants granted in the April through June 2002 offering. On September 15, 2003, Cadence issued 141,668 shares of its common stock to three accredited investors upon the cashless exercise of the warrants granted in the April through June 2002 offering. No sales commissions were paid in connection with the exercise of the warrants. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

         On June 5, 2002, Cadence issued an aggregate of 85,000 shares of its common stock to three of its officers and/or directors in consideration of services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         On June 5, 2002, Cadence issued 20,000 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         On July 1, 2002, Cadence issued 100,000 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

         On August 28, 2002, Cadence issued 60,000 shares of its common stock to one sophisticated investor in consideration of certain services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act.

         On August 30, 2002, Cadence issued 10,150 shares of its common stock to one sophisticated investor in consideration of certain consulting services provided to Cadence. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

         In February 2003, Kevin Stulp, one of Cadence's directors, made a bridge loan to Cadence in the principal amount of $50,000, bearing interest of 8% per annum. Cadence issued 20,000 shares of its stock to Mr. Stulp as an inducement to making the loan. In July 2003, Cadence issued 25,000 shares of its stock in repayment of $25,000 of the principal amount of such loan and 100,000 shares of common stock upon the exercise of a warrant at $.75 per share. At September 30, 2004, the Company issued another 25,000 shares of its stock in full payment of the remaining loan principal of $25,000. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

         On January 23, 2004, Cadence issued 5,000 shares of its common stock and an option to purchase 75,000 shares of its common stock to each of Glenn DeHekker and Jeffrey M. Christian in consideration of their becoming directors of Cadence. The shares and options were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         On January 23, 2004, Cadence issued an option to purchase 250,000 shares of its common stock to Douglas Newby in consideration of his becoming a Vice President of Cadence. The options were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         On February 25, 2004, Cadence issued 15,000 shares to David Nahmias and 15,000 shares to Lyons Capital, LLC in consideration of services provided to Cadence. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         On April 2, 2004, Cadence sold 120 units consisting of a note in the principal amount of $50,000 and a warrant to purchase 6,375 shares of Common Stock, exercisable at $4.00 per share, to seven accredited investors for an aggregate sales price of $6,000,000. As compensation for his services in connection with this private placement, Cadence paid Nathan A. Low, an accredited investor, $300,000 and issued him a warrant to purchase 76,500 shares of Common Stock, exercisable at $4.00 per share. All the warrants described in this paragraph expire on April 2, 2007. The shares and warrant were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

         On April 15, 2004 Cadence issued 10,000 shares each to Glenn DeHekker, Jeff Christian, and Kevin Stulp for Director services for two quarters. On the same date Cadence also issued 5,000 shares each to Howard Crosby and John Ryan for Director services for one quarter, and 5,000 shares each to Howard Crosby, John Ryan, and Doug Newby for Officer services for one quarter. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

         On June 2, 2003, Cadence issued 6,000 shares to Proteus Capital Corp. in consideration of services rendered to the Company. On the same date Cadence issued 10,000 shares to Robert Denison upon exercise of warrants at $1.35. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

         On August 20, 2004 Cadence issued 25,000 shares to Howard Schraub and 17,500 shares to Lyons Capital LLC for professional services rendered. On the same date Cadence issued 5,000 shares to Glenn DeHekker, Kevin Stulp and Jeff Christian for quarterly services as Directors to the Company, and issued 5,000 shares to Doug Newby for quarterly services as an Officer of the Company. Also on the same date Cadence issued 15,000 shares to RMB International (Dublin), Limited as a break-up fee for a proposed debt financing. In each case the shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included at pages F-1 to [F-39] of this Form 10-KSB. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in "Risk Related to our Business."

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

Recent Developments

         On November 19, 2004, the Company issued a press release announcing that the Company signed a letter of intent establishing a 60 day exclusivity period in order to conduct due diligence and negotiate terms for acquisition of all of the outstanding shares of Aurora Energy, Ltd., a privately held company based in Traverse City, Michigan in exchange for shares of common stock of Cadence. Please see the press release attached as an Exhibit to the Current Report on Form 8-K filed with the SEC on November 23, 2004. The Company and Aurora Energy, Ltd. are now in the process of negotiating the terms of the proposed transaction and reviewing the books and records of the respective companies. It is anticipated that the definitive merger agreement will be finalized in the second fiscal quarter of 2005.


Capital Resources and Liquidity

         From our reorganization in mid-2001 until the date of this report, we have funded our operations principally through the private sale of equity securities, borrowings from officers, directors and shareholders, and borrowings from third party individuals and we expect this to continue to be the case for at least the remainder of 2005. In February of 2004, the Company borrowed $410,000 in short term notes from three directors of the Company and a company of which two of the Company's officers and directors are also affiliated. These notes bore interest at the rate of 12% per annum, and were repaid in full in April, 2004. On April 2, 2004, we issued $6,000,000 of senior secured notes to seven individual investors. These notes are secured by substantially all of our assets are due and payable on March 31, 2006 and bear interest at the rate of 10% per annum, payable quarterly. Pre-payments of 10% of the principal are required on September 30, 2005 and December 31, 2005 if the weighted average price of our common stock is less than $5 per share. Each $50,000 principal amount of the notes was accompanied by warrants to purchase 6,375 shares of our common stock, or an aggregate of 765,000 shares, at a price of $4.00 per share. The warrants expire on April 2, 2007.

         We realized net proceeds of $941,900 from the sale of our common stock and warrants during fiscal year 2002, net proceeds of approximately $4,830,000 from the sale of our common stock, preferred stock and warrants during the year ended September 30, 2003. Additionally, we received net proceeds of 288, 500 from the sale of common stock and exercise of warrants during the year ended September 30, 2004.

         In our fiscal years ended September 30, 2002, 2003 and 2004, we received approximately $86,000, $16,000 and $14,000 respectively from the sale of investments in various public companies. The sales of these investments were made to fund our working capital needs. Prior to our refocus upon the exploration and development of oil and gas properties, we would from time to time make investments in public companies. These investments were passive in nature and were generally relatively small. Given our focus on oil and gas, future investments of this nature are likely to be limited to opportunities that are of some strategic value to our core oil and gas business and are likely to be less passive in nature.

         In our 2001 fiscal year, we borrowed $125,000 from Howard Crosby, (an officer and shareholder of Cadence) and $10,000 from Dotson Exploration, a related party which is 48% owned by Messrs. Crosby and Ryan. These amounts were repaid in fiscal 2002 for cash of $45,000, and 300,000 shares of our common stock. In fiscal 2002, we had no net borrowings, and in the year ended September 30, 2003, we had total borrowings of $600,000, of which $140,000 was repaid in cash. As of September 30, 2003, $50,000 was owed to Nathan Low Family Trust, a shareholder of Cadence, $85,000 was owed to Mr. Crosby, $25,000 was owed to Kevin Stulp and $300,000 was owed to CGT Management Ltd. All of such amounts were repaid by in October of 2003. During the year ended September 30, 2004, we borrowed $410,000 in short-term notes from officers, directors, and other insiders of the Company, as well as $1,000,000 of non-interest bearing short-term notes received in late March 2004. These liabilities were repaid in full in April 2004.

         We spent $144,000 in fiscal 2002, $321,000 in fiscal 2003 and $530,167 in fiscal 2004 for oil and gas lease expenses and lease operating expenses. In the same periods we spent $134,000, $145,000, and $308,000, respectively, for oil and gas drilling, production and operating expenses. Furthermore, given our capital constraints, we have been unable to employ full time technical and professional people. Consequently, we have obtained services largely on a consulting basis. We spent approximately $934,000 in fiscal 2002, $591,000 in fiscal 2003 and $424,873 in fiscal 2004, for consulting services in various disciplines.

         During fiscal 2002, 2003 and 2004, we purchased fixed assets in the amounts of $172,000, $183,000 and $980,000, respectively. These expenditures were primarily related to the purchase of well equipment, including pipelines, tanks, casings and pumping units.

         As of December 28, 2004, we had cash and cash equivalents of approximately $585,000. We anticipate funding most of our near-term operating and administrative overhead out of revenues from the sale of our Texas oil production and our recently added Louisiana gas production.

Results of Operations

Years ended September 30, 2004 and 2003

         Revenues

         During the year ended September 30, 2004, revenues from the sale of oil and gas totaled approximately $2,554,320, primarily from production from our wells in Texas and Louisiana, and Michigan. This revenue came from the sale of 25,887 net barrels of oil at an average price of $36.11 per barrel from our wells in Texas and 37,517 mcf of natural gas at an average price of $5.83 per mcf from our wells in Louisiana and Michigan. Revenues from oil and gas exploration of $337,355 were received in the comparable period of fiscal 2003. This revenue came from the sale of 11,447 net barrels of oil at an average price of $29.47 per barrel. There was no production from our wells in Louisiana or Michigan in fiscal 2003. We also realized a cash receipt of $50,000 in April 2003 from Bridas Energy upon transfer of drilling and production rights in our leasehold acreage in DeSoto Parish, Louisiana that we are currently exploring with them on a joint basis.

         Expenses

         Our expenses during fiscal 2003 and 2004 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, leases, drilling expenses, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

         The following table is a comparison of Cadence's two general categories of expenses for the years ended September 30 2004 and 2003, and the percentages each of these categories comprise of total expenses:

                                                         Year Ended September 30,
                                         ------------------------------------------------------
                                                         % of 2004                 % of 2003
                                                          Total                       Total
                                           2004          Expenses         2003       Expenses
                                         ----------    ----------     ----------    ----------
Corporate and Administrative Overhead    $2,478,615          40.7%    $1,732,756          74.8%
Expenses from Oil and Gas Operations     $3,601,889          59.3%       583,393          25.2%
                                         ----------    ----------     ----------    ----------
Total Expenses                           $6,080,504           100%    $2,316,149         100.0%
                                         ==========    ==========     ==========    ==========

         The Company's general and administrative expenses increased from fiscal 2003 to fiscal 2004 by approximately $1,032,000, principally because of increased legal costs paid to outside counsel in connection with the filing of two separate SB-2 registration statements during the course of the fiscal year. These registration statements also substantially increased the amounts paid to outside accountants as well.



The comparable year to year increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2004 and 2003 These expenses increased over sixfold from the prior year, primarily as a result of the decision to impair the carrying value of five wells drilled in Desoto Parish during the fiscal year.

                                                                Year Ended September 30,
                                                 -----------------------------------------------------
                                                          2004                           2003
                                                 ------------------------     ------------------------
                                                              % of Total                   % of Total
                                                   Amount       Expenses       Amount       Expenses
                                                 ----------    ----------     ----------    ----------
     Exploration and drilling                    $  134,452           3.7%    $  109,968          18.8%
     Depreciation, depletion and amortization    $2,648,899          73.6%        57,310           9.8%
     Oil and gas lease expenses                  $  538,167          14.9%       302,204          51.8%
     Oil and gas production costs                $  174,836           4.9%        34,577           6.0%
     Oil and gas lease operating expenses                 0           0.0%        19,334           3.3%
     Oil and gas consulting                      $  105,535           2.9%        60,000          10.3%
                                                 ----------    ----------     ----------    ----------
Total Expenses from oil and gas operations       $3,601,889           100%    $  583,393         100.0%
                                                 ----------    ----------     ----------    ----------
                                                 ==========    ==========     ==========    ==========

Although exploration and drilling expenses and oil and gas lease expenses increased by some $261,000 from the 2003 fiscal year, by far the largest increase in oil and gas related expenses came in the category of depreciation, depletion and amortization, which increased by over $2,550,000 from the prior year, and as a percentage increased from 9.8% to 73.6% of the total. This was due primarily to the decision by the Company to impair the carrying value of two De Soto Parish gas wells at June 30th, and to impair the value of three more De Soto Parish gas wells as of September 30, as well as a downward adjustment in the total gas reserves as determined by Ralph E Davis and Associates, the independent petroleum engineers.

Recent Accounting Pronouncements

      There have been no recently issued accounting pronouncements which we expect to have a material effect on our consolidated financial position or results of operations.

Item 7.  Financial Statements

      The Financial Statements of the Company appear at pages F-1 to F-33.

Item 8.  Changes in and Disagreements with Accountants.

      There have been no disagreements with accountants on accounting and financial disclosures from the inception of the Company through the date of this Annual Report.

Item 8A.  Controls and Procedures.

      The Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in rules promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2004. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

      There have been no changes in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The Company incorporates by reference herein the sections entitled "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

Item 10. Executive Compensation

The Company incorporates by reference herein the section entitled "EXECUTIVE COMPENSATION" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference herein the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

Item 12. Certain Relationships and Related Transactions

The Company incorporates by reference herein the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

Section 16(a)     Exhibits


      3.1        Restated Articles of Incorporation of Cadence Resources Corporation filed with the Utah Secretary of State on November 24, 2003*
      3.2        Bylaws of Cadence Resources Corporation, a Utah corporation, adopted June 14, 2001*
      4          Articles of Amendment to the Articles of Incorporation, relating to the Class A Preferred Stock*
     10.1        Joint Exploration Agreement with Bridas Energy USA, Inc. dated April 30, 2003*
     10.2        Lease Acquisition and Participation Agreement with Aurora Energy, Ltd. dated December 8, 2002*
     10.3        Consulting Agreement with Lucius C. Geer dated August 1, 2003*
     10.4        Agreement dated effective September 30, 2003 with Nathan A. Low, Sunrise Securities Corporation and
                 Cadence Resources Corporation Limited Partnership*
     14          Code of Ethics*
     23.1        Consent of Ralph E. Davis Associates, Inc.
     23.2        Consent of Independent Auditors
     31.1        Certification of Chief Executive Officer
     31.2        Certification of Vice President (Principal Financial and Accounting Officer)
     32          Certificate of Chief Executive Officer and Principal Accounting Officer as required by 18 U.S.C.
                 Section 1350

----------
* Filed as an Exhibit to the Company's 10-KSB for the fiscal year ended September 30, 2003, filed January 13, 2004, and incorporated by reference herein.

Item 13. Reports on Form 8K

Filed on 10/21/03 relating to filing of news release
Filed on 03/01/04 relating to filing of news release
Filed on 04/05/04 relating to filing of news release
Filed on 06/29/04 relating to filing of news release

Item 14. Principal Accountant Fees And Services

The Company incorporates by reference herein the section entitled "INDEPENDENT AUDITORS" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2005 annual meeting.

         CADENCE RESOURCES CORPORATION
         SUPPLEMENTAL INFORMATION
         For report period ending September 30, 2004

         Oil and Gas Producing Activies

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

         The Company retained the services of an independent petroleum consultant to estimate its oil reserves in Texas and natural gas reserves in Louisiana at September 30, 2004. The oil and gas reserve estimates include reserves in Texas and Louisiana and in which Cadence holds an economic interest under lease and operating agreements. Natural gas reserves have not been estimated for Michigan because the operator of the property has not undertaken an independent study to S.E.C. reportable standards of the reserves of natural gas in the wells in which the Company has an interest.

         Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. Cadence has no supply contracts to purchase petroleum or natural gas from foreign governments.

         The changes in proved reserves for the years ended September 30, 2004, 2003 and 2002 are shown below. The reserves at September 30, 2002 were estimated by the management of Cadence. Oil and gas reserves shown at September 30, 2003 and September 30, 2004 are estimated by Ralph E. Davis Associates, Houston, TX. Of the oil reserves estimated at September 30, 2003, all were in a developed producing category. Of the oil reserves estimated at September 30, 2004, approximately 30,000 barrels were in a developed producing category and approximately 12,000 were in an undeveloped category. Of the gas reserves estimated at September 30, 2004, all were in a developed producing category.

                                                           Oil Reserves                       Gas
                                                            (m/bbls)                     Reserves (MMcf)
                                                      ------------------------         ----------------------
         Reserves at October 1, 2001                           -                                -
         Extensions and discoveries                            101                              -
         Production/sales                                      (3)                              -
                                                      ---------------------            ----------------------
         Reserves at September 30, 2002                        98                               -
                                                      =====================            ======================

         Reserves at October 1, 2002                           98                               -
         Revision of previous estimate                         (19)                             -
         Production/sales                                      (11)                             -
                                                      ---------------------            ----------------------
                                                      ---------------------            ----------------------
         Reserves at September 30, 2003                        68                               -

         Reserves at October 1, 2003                           68                               -
         Production/sales                                      (26)                             (37.5)
         Extensions and discoveries                            -                                623.2
         Reserves at September 30, 2004                        42                               585.7
                                                      ---------------------            ----------------------

         The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of September 30, 2003 and 2002 were as follows:

                                                                         9/30/04           9/30/03
                                                                     -------------     -------------
                                                                     -------------     -------------
         Proved properties                                           $   5,731,108     $     290,747
         Unproved properties                                               505,501         1,133,836
         Wells and related equipment                                       855,522           202,886
and facilities
         Support equipment and                                             506,427           151,963
facilities
         Prepaid oil and gas leases                                        456,219          395,971,
         Accumulated depreciation,
         depletion and amortization                                     (2,725,306)          (61,611)
                                                                     -------------     -------------
         Total capitalized costs                                     $   5,329,511     $   2,113,792
                                                                     =============     =============

         Costs both capitalized and expensed, which were incurred in oil and gas-producing activities during the years ended September 30, 2004, 2003 and 2002, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                           09/30/04           09/30/03            09/30/02
                        ---------------    ---------------    ---------------
         Property
acquisition costs:
         Proved         $            --    $            --    $         8,000
properties
         Unproved             4,592,649            319,188            245,483
properties
         Exploration            134,452            139,010            456,086
costs
         Development                 --          1,479,030            306,761
costs
         Operating              538,167            281,143             12,279
expenses
                        ---------------    ---------------    ---------------
         Total          $     5,265,268    $     2,218,371    $     1,028,609
expenditures
                        ===============    ===============    ===============

         There were no results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2001 since exploration and development activities had not commenced.
         Results of operations for oil and gas producing activities (including operating overhead) for the year ended September 30, 2004 were as follows:

         Revenues                                                    $       2,541,447
                                                                     -----------------
         Depreciation, depletion and amortization                           (2,663,695)
         Oil & gas lease expenses                                             (565,148)
         Exploration and drilling                                             (134,452)
         Oil and gas production expenses                                      (174,836)
         Other operating expenses                                              (95,535)
                                                                     -----------------
              Total expenses                                                (3,633,666)
                                                                     -----------------
         Results before income taxes                                        (1,092,219)
         Income tax expense                                                         --
                                                                     -----------------
         Results of operations from oil and gas producing            $      (1,092,219)
activities
                                                                     =================

         Standardized Measure of Future Net Cash Flows
         Future cash flows                                           $       1,930,539
         Future development and production costs                              (469,039)
         Future income tax expense                                                  --
                                                                     -----------------
         Future net cash flows                                               1,461,500
         10% annual discount                                                   213,000
                                                                     -----------------
         Standardized measure of discounted future net cash flows    $       1,248,500
                                                                     =================

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

                                                Cadence Resources Corporation
                                                (Registrant)



Date: January 7, 2005                           By: /s/ Howard M. Crosby
                                                    ----------------------------
                                                    Howard M. Crosby, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                                   OFFICE                          DATE
    ---------                                                   ------                          ----
 /s/Howard M. Crosby
--------------------------------                       President and  Director (Principal      January 7, 2005
 Howard M. Crosby                                      Executive Officer)

                                                       Vice President (Principal Financial     January 7, 2005
 /s/ John P. Ryan                                      and Principal Accounting Officer) and
--------------------------------                       Director
 John P. Ryan

 /s/ Kevin Stulp                                       Director                                January 7, 2005
 -------------------------------
 Kevin Stulp
                                                       Director                                January 7, 2005
 /s/ Glenn DeHekker
 -------------------------------
 Glenn DeHekker

 /s/ Jeffrey M. Christian                              Director                                January 7, 2005
 -------------------------------
 Jeffrey M. Christian

                          CADENCE RESOURCES CORPORATION
                              FINANCIAL STATEMENTS
                               September 30, 2004

                          CADENCE RESOURCES CORPORATION

                               September 30, 2004

                                    CONTENTS

Independent Auditor's Report                                                 1

Financial Statements:

         Balance Sheets                                                      2

         Statements of Operations                                            4

         Statement of Stockholders' Equity                                   5

         Statements of Cash Flows                                            6

Notes to Financial Statement                                                 8

The Board of Directors
Cadence Resources Corporation
Walla Walla, Washington

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have audited the accompanying balance sheets of Cadence Resources Corporation as of September 30, 2004, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Resources Corporation as of September 30, 2004, 2003 and 2002, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 4, 2005

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                      September 30,
                                                       -----------------------------------------
                                                          2004            2003           2002
                                                       -----------    -----------    -----------
ASSETS

      CURRENT ASSETS
          Cash                                         $ 1,922,993    $ 3,619,345    $    40,011
          Oil & gas revenue receivable                     335,407         84,575         26,123
          Receivable from working interest owners               --         12,873         16,037
          Notes receivable                                   8,720          3,720         13,078
          Prepaid expenses                                  39,410          5,925         27,500
          Other current assets                                 425            425            431
                                                       -----------    -----------    -----------
               TOTAL CURRENT ASSETS                      2,306,955      3,726,863        123,180
                                                       -----------    -----------    -----------

      OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                              5,731,108        590,747         48,694
          Unproved properties                              505,501        833,836         78,997
          Wells and related equipment and facilities       855,562        202,886         67,374
          Support equipment and facilities                 506,427        151,963        105,108
          Prepaid oil and gas leases                       456,219        395,973        177,177
          Less accumulated depreciation, depletion,
               amortization and impairment              (3,911,939)       (61,611)        (4,312)
                                                       -----------    -----------    -----------
               TOTAL OIL AND GAS PROPERTIES              4,142,878      2,113,794        473,038
                                                       -----------    -----------    -----------

      PROPERTY AND EQUIPMENT
          Furniture and equipment                            4,785          1,660          1,440
          Less accumulated depreciation                     (1,949)        (1,451)        (1,440)
                                                       -----------    -----------    -----------
               TOTAL PROPERTY AND EQUIPMENT                  2,836            209             --
                                                       -----------    -----------    -----------

      OTHER ASSETS
          Investments                                      238,088        394,454        448,793
          Mineral properties available for sale            197,406        246,757        246,757
                                                       -----------    -----------    -----------
               TOTAL OTHER ASSETS                          435,494        641,211        695,550
                                                       -----------    -----------    -----------

      TOTAL ASSETS                                     $ 6,888,163    $ 6,482,077    $ 1,291,768
                                                       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                                         September 30,
                                                                          --------------------------------------------
                                                                              2004           2003             2002
                                                                          ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
          Accounts payable                                                $    358,588    $    584,866    $    119,923
          Revenue distribution payable                                          32,387          68,929          14,835
          Payable to related party                                             300,000         550,000           2,500
          Deferred working interest                                                 --              --          22,184
          Accrued compensation                                                      --          94,920          66,261
          Accrued interest - related party                                       3,548          15,752              --
          Interest payable - secured notes                                       1,233              --              --
          Notes payable - related party                                             --         460,000              --
                                                                          ------------    ------------    ------------
               TOTAL CURRENT LIABILITIES                                       695,756       1,774,467         225,703
                                                                          ------------    ------------    ------------

      LONG-TERM DEBT
          Secured notes, net of discount                                     5,071,147              --              --
                                                                          ------------    ------------    ------------

      COMMITMENTS AND CONTINGENCIES                                                 --              --              --
                                                                          ------------    ------------    ------------

      REDEEMABLE PREFERRED STOCK                                                59,925          59,925              --
                                                                          ------------    ------------    ------------

      STOCKHOLDERS' EQUITY
          Common stock, $0.01 par value; 100,000,000 shares authorized,
               12,892,327, 12,512,827, and 6,866,210 shares issued and
               outstanding,
               respectively                                                    128,923         125,128          68,662
          Additional paid-in capital                                        18,995,458      18,343,422      13,291,965
          Stock options                                                      1,642,614       1,210,704         626,790
          Stock warrants                                                       794,512          51,375         233,334
          Accumulated deficit                                              (20,035,605)    (14,863,687)    (12,906,132)
          Accumulated other comprehensive loss                                (464,567)       (219,257)       (248,554)
                                                                          ------------    ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY                                    1,061,335       4,647,685       1,066,065
                                                                          ------------    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                          $  6,888,163    $  6,482,077    $  1,291,768
                                                                          ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               Years Ended September 30,
                                                    --------------------------------------------
                                                        2004           2003              2002
                                                    ------------    ------------    ------------
REVENUES
     Oil and gas sales                              $  2,541,447    $    337,355    $     56,608
     Sale of drilling and production rights                   --          50,000              --
                                                    ------------    ------------    ------------
            Total Revenues                             2,541,447         387,355          56,608
                                                    ------------    ------------    ------------

OPERATING AND ADMINISTRATIVE EXPENSES
     Depreciation, depletion and amortization          2,663,695          57,310           4,312
     Officers' and directors' compensation               725,485         528,727         152,510
     Consulting                                          319,338         531,137         934,254
     Oil and gas lease expenses                          565,148         302,204         131,812
     Oil and gas consulting                              105,535          60,000              --
     Exploration and drilling                            134,452         109,968         128,974
     Oil and gas production costs                        174,836          34,577           5,305
     Lease operating expenses                                 --          19,334          12,279
     Other general and administrative                  1,506,446         386,892         144,192
                                                    ------------    ------------    ------------
         Total Expenses                                6,194,935       2,030,149       1,513,638
                                                    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (3,653,488)     (1,642,794)     (1,457,030)
                                                    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                      18,874             136           1,034
     Interest expense and loan fees                     (302,955)       (227,978)         (5,872)
     Partnership income (loss)                                --         (15,200)         10,000
     Gain (loss) on debt forgiveness                          --          (4,699)          6,109
     Other income                                         11,172              --              --
     Loss on sale of investment                           (9,156)             --              --
     Loss on disposition and impairment of assets     (1,236,365)        (67,020)        (29,890)
                                                    ------------    ------------    ------------
         Total Other Income (Expense)                 (1,518,430)       (314,761)        (18,619)
                                                    ------------    ------------    ------------

LOSS BEFORE TAXES                                     (5,171,918)     (1,957,555)     (1,475,649)

INCOME TAXES BENEFIT                                          --              --          66,040
                                                    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                       (5,171,918)     (1,957,555)     (1,409,609)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS
     Gain (loss) from mining operations (net of
         income taxes)                                        --              --         264,158
                                                    ------------    ------------    ------------

NET LOSS                                              (5,171,918)     (1,957,555)     (1,145,451)

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) in market value of
         investments                                    (245,311)         29,297         (98,392)
                                                    ------------    ------------    ------------

COMPREHENSIVE LOSS                                  $ (5,417,228)   $ (1,928,258)   $ (1,243,843)
                                                    ============    ============    ============

LOSS PER COMMON SHARE BASIC AND DILUTED:
     Net loss from continuing operations            $      (0.41)   $      (0.21)   $      (0.28)
     Net gain (loss) from discontinued operations             --              --            0.05
                                                    ------------    ------------    ------------
NET LOSS PER COMMON SHARE                           $      (0.41)   $      (0.21)   $      (0.23)
                                                    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                                12,715,619       9,348,374       4,965,179
                                                    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                       ----------------------------      Additional
                                          Number                           Paid-in          Stock           Stock
                                        of Shares         Amount           Capital         Options         Warrants
                                       ------------    ------------     ------------    ------------    ----------
Balance,
     September 30, 2001                   2,453,890      $   24,539     $ 12,198,855    $         --    $       --

Shares issued for cash at $0.24
     to $0.50 per share                     783,000           7,830          234,070              --            --

Shares issued to officer for debt
     at $0.30 per share                     300,000           3,000           87,000              --            --

Shares issued to officers, consultants
     and others for services, accrued
     compensation and prepaid
     expenses at $0.30 to $0.38
     per share                              589,184           5,892          205,775              --            --

Shares issued for cash with warrants
     attached at $0.30 per share          2,333,336          23,333          443,333              --       233,334

Shares issued to officer for
     reimbursement of expenses
     paid for Company at $1.03
     per share                                6,800              68            6,932              --            --

Shares issued for investment at
     $0.30 per share                        400,000           4,000          116,000              --            --

Options issued to directors and
     consultants for services                    --              --               --         626,790            --

Net loss for the year ended
     September 30, 2002                          --              --               --              --            --

Unrealized loss on market value
     of investments                              --              --               --              --            --
                                       ------------    ------------     ------------    ------------    ----------

Balance
     September 30, 2002                   6,866,210      $   68,662     $ 13,291,965    $    626,790    $  233,334


                                                               Accumulated
                                                                  Other             Total
                                           Accumulated         Comprehensive    Stockholders'
                                             Deficit              Loss             Equity
                                          ------------         -------------   -------------
Balance,
     September 30, 2001                   $(11,760,681)         $  (150,162)   $   312,551

Shares issued for cash at $0.24
     to $0.50 per share                             --                   --        241,900

Shares issued to officer for debt
     at $0.30 per share                             --                   --         90,000

Shares issued to officers, consultants
     and others for services, accrued
     compensation and prepaid
     expenses at $0.30 to $0.38
     per share                                      --                   --        211,667

Shares issued for cash with warrants
     attached at $0.30 per share                    --                   --        700,000

Shares issued to officer for
     reimbursement of expenses
     paid for Company at $1.03
     per share                                      --                   --          7,000

Shares issued for investment at
     $0.30 per share                                --                   --        120,000

Options issued to directors and
     consultants for services                       --                   --        626,790

Net loss for the year ended
     September 30, 2002                     (1,145,451)                  --     (1,145,451)

Unrealized loss on market value
     of investments                                 --              (98,392)       (98,392)
                                          ------------       --------------    -----------

Balance
     September 30, 2002                   $(12,906,132)         $  (248,554)   $ 1,066,065

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                         ------------------------      Additional
                                           Number                        Paid-in         Stock            Stock
                                          of Shares      Amount          Capital        Options          Warrants
                                         ----------     ---------    ------------     ------------     ------------
Balance
     September 30, 2002                   6,866,210     $ 68,662     $ 13,291,965     $    626,790     $    233,334

Shares issued for cash with warrants
     attached at an average of $0.52
     per unit                               212,500        2,125           56,500               --           51,375

Shares issued to officers, directors
     and others for services at $0.78
     to $1.80                               496,500        4,965          535,710               --               --

Shares issued for loan consideration
     at $1.08 per share                     220,000        2,200          204,800               --               --

Shares issued for exercise of options
     at $0.75 per share                     100,000        1,000          142,100          (68,100)              --

Shares issued from exercise of
     warrants                             1,956,984       19,569          213,765               --         (233,334)

Shares issued for cash at $0.80 to
     $2.50 per share, net of financing
     fee of $347,850                      2,525,183       25,252        4,216,347               --               --

Options issued for financing                     --           --         (429,671)         429,671               --

Shares issued for related party loan
     fee at $1.00 per share                 120,000        1,200          118,800               --               --

Conversion of shares of Celebration
     for shares of Cadence common stock      14,250          143            (143)              --               --

Options issued to consultants for
     services                                    --           --               --          222,343               --

Miscellaneous adjustment                      1,200           12              (12)              --               --

Dividends paid on preferred stock                --           --           (6,739)              --               --

Net loss for the year ended
     September 30, 2003                          --           --               --               --               --

Unrealized gain on market value of
     investments (unaudited)                     --           --               --               --               --
                                         ----------     ---------    ------------     ------------     ------------

     Balance, September 30, 2003         12,512,827     $ 125,128    $ 18,343,422     $  1,210,704     $     51,375
                                         ==========     =========    ============     ============     ============


                                                           Accumulated
                                                              Other            Total
                                          Accumulated      Comprehensive    Stockholders'
                                            Deficit           Loss             Equity
                                          ------------     -------------    -------------
Balance
     September 30, 2002                   $(12,906,132)    $ (248,554)      $  1,066,065

Shares issued for cash with warrants
     attached at an average of $0.52
     per unit                                       --             --            110,000

Shares issued to officers, directors
     and others for services at $0.78
     to $1.80                                       --             --            540,675

Shares issued for loan consideration
     at $1.08 per share                             --             --            207,000

Shares issued for exercise of options
     at $0.75 per share                             --             --             75,000

Shares issued from exercise of
     warrants                                       --             --                 --

Shares issued for cash at $0.80 to
     $2.50 per share, net of financing
     fee of $347,850                                --             --          4,241,599

Options issued for financing                        --             --                 --

Shares issued for related party loan
     fee at $1.00 per share                         --             --            120,000

Conversion of shares of Celebration
     for shares of Cadence common stock            --             --                 --

Options issued to consultants for
     services                                       --             --            222,343

Miscellaneous adjustment                            --             --                 --

Dividends paid on preferred stock                   --             --             (6,739)

Net loss for the year ended
     September 30, 2003                     (1,957,555)            --         (1,957,555)

Unrealized gain on market value of
     investments (unaudited)                        --         29,297             29,297
                                          ------------     ------------     ------------
     Balance, September 30, 2003          $(14,863,687)    $ (219,257)      $  4,647,685
                                          ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock
                                        ----------------------------     Additional
                                           Number                         Paid-in           Stock            Stock
                                          of Shares         Amount        Capital          Options          Warrants
                                        ------------    ------------    ------------     ------------    ------------
Balance
     September 30, 2003                   12,512,827    $    125,128    $ 18,343,422     $  1,210,704    $     51,375

Issuance of common stock for cash
     at $2.50 per share                      110,000           1,100         273,900               --              --

Shares issued for services at
     $0.88 to $2.50 per share                 99,500             995         143,960               --              --

Shares issued for officer and
     director fees at $0.76 to $2.23
     per share                               120,000           1,200         183,200               --              --

Share issued for exercise of
     warrants @ $1.35 per share               10,000             100          15,500               --          (2,100)

Shares issued for financing expense
     at $0.76 per share                       15,000             150          11,475               --              --

Shares issued for repayment of
     related party loan at $1.00 per
     share                                    25,000             250          24,750               --              --

Options issued for financing fees                 --              --              --           71,910              --

Options issued to officers and
     directors for services                       --              --              --          360,000              --

Dividends paid                                    --              --            (749)              --              --

Deferred financing cost                           --              --              --               --         745,237

Net loss for the year ended
     September 30, 2004                           --              --              --               --              --

Unrealized loss on market value
     of investments                               --              --              --               --              --
                                        ------------    ------------    ------------     ------------    ------------
     Balance September  30, 2004          12,892,327    $    128,923    $ 18,995,458     $  1,642,614    $    794,512
                                        ============    ============    ============     ============    ============


                                                         Accumulated
                                                            Other            Total
                                          Accumulated    Comprehensive    Stockholders'
                                            Deficit         Loss             Equity
                                        ------------     ------------     -------------
Balance
     September 30, 2003                 $(14,863,687)    $   (219,257)    $  4,647,685

Issuance of common stock for cash
     at $2.50 per share                           --               --          275,000

Shares issued for services at
     $0.88 to $2.50 per share                     --               --          144,955

Shares issued for officer and
     director fees at $0.76 to $2.23
     per share                                    --               --          184,400

Share issued for exercise of
     warrants @ $1.35 per share                   --               --           13,500

Shares issued for financing expense
     at $0.76 per share                           --               --           11,625

Shares issued for repayment of
     related party loan at $1.00 per
     share                                        --               --           25,000

Options issued for financing fees                 --               --           71,910

Options issued to officers and
     directors for services                       --               --          360,000

Dividends paid                                    --               --             (749)

Deferred financing cost                           --               --          745,237

Net loss for the year ended
     September 30, 2004                   (5,171,918)              --       (5,171,918)

Unrealized loss on market value
     of investments                               --         (245,310)        (245,310)
                                        ------------     ------------     ------------
     Balance September  30, 2004        $(20,035,605)    $   (464,567)    $  1,061,335
                                        ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended
                                                                         September 30,
                                                            -----------------------------------------
                                                                2004            2003         2002
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(5,171,918)   $(1,957,555)   $(1,145,451)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Loss (gain) on sale of investments                   9,156         67,020        (29,890)
             Impairment of long-lived assets                  1,236,365             --             --
             Partnership loss                                        --         15,200             --
             Loss (gain) from mining operations                      --             --       (330,198)
             Gain (loss) on debt forgiveness                         --          4,699             --
             Depreciation, depletion and amortization         2,663,695         57,310          4,312
             Issuance of common stock for services              144,955        540,675        211,667
             Issuance of common stock for
                   expenses                                     196,025             --          7,000
             Amortization of deferred financing fees            279,919             --             --
             Issuance of common stock for  loan
                  repayment                                      25,000             --             --
             Issuance of common stock for loan
                   consideration                                     --        327,000             --
             Issuance of stock options for
                  services                                      360,000        222,343        626,790
             Issuance of stock options for
                  financing fees                                 71,910             --             --
             Investment given for services                           --         14,700             --
     Changes in assets and liabilities:
             Oil & gas revenue receivable                      (250,832)       (58,452)       (26,123)
             Receivable from working interest owners             12,873          3,164        (16,037)
             Notes receivable                                    (5,000)         6,058        (30,000)
             Prepaid expenses                                   (33,485)        21,575        (26,225)
             Deposit                                                 --              6             (6)
             Prepaid mineral leases                                  --       (218,796)       (95,022)
             Accounts payable                                  (226,278)         1,082        (38,934)
             Revenue distribution payable                       (36,542)        54,094         14,835
             Deferred working interest                          (22,184)        22,184
             Accrued expenses                                   (94,920)        28,659         50,261
             Interest payable                                   (12,204)        15,752             --
             Interest payable-secured notes                       1,233             --             --
             Payable to related parties                        (550,000)        (2,500)            --
                                                            -----------    -----------    -----------
         Net cash provided (used) by operating activities    (1,380,048)      (880,150)      (800,837)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investments                                   (112,360)       (32,795)       (33,889)
     Purchase and development of proved and
         unproved properties                                 (4,542,760)      (629,383)      (127,691)
     Purchase of fixed assets                                  (981,660)      (182,587)      (172,482)
     Sale of investments                                         14,420         16,614         86,326
                                                            -----------    -----------    -----------
         Net cash provided (used) by investing activities    (5,622,360)      (828,151)      (247,736)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock for cash                          288,500      4,728,324        708,566
     Issuance of redeemable preferred stock                          --         59,925             --
     Issuance of warrants for cash                                   --         46,125        233,334
     Payments of preferred stock dividends                         (749)        (6,739)            --
     Proceeds from secured notes payable                      5,920,000             --             --
     Proceeds from notes payable and loans payable              115,000        600,000             --
     Payments of notes payable                               (1,016,695)      (140,000)       (45,000)
                                                            -----------    -----------    -----------
         Net cash provided by financing activities            5,306,056      5,287,635        896,900
                                                            -----------    -----------    -----------
         Net increase (decrease) in cash                    $(1,696,352)   $ 3,579,334    $  (151,673)
                                                            -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended
                                                                     September 30,
                                                        ----------------------------------------
                                                          2004           2003         2002
                                                        -----------    -----------   -----------
Net increase (decrease) in cash (balance forward)       $(1,696,352)   $ 3,579,334   $  (151,673)

Cash, beginning of period                                 3,619,345         40,011       191,684
                                                        -----------    -----------   -----------
Cash, end of period                                     $ 1,922,993    $ 3,619,345   $    40,011
                                                        ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

      Income taxes paid                                 $        --    $        --   $        --
      Interest paid                                     $        --    $        --   $        --

NON-CASH INVESTING AND FINANCING
      ACTIVITIES:

      Common stock issued for services rendered,
           accrued compensation and prepaid expenses    $   144,955    $   540,675   $   211,667
      Common stock issued for exchange of debt          $    25,000    $        --   $    90,000
      Common stock issued in exchange for investments   $        --    $        --   $   120,000
      Common stock issued for reimbursement
           of expenses paid                             $   196,025    $        --   $     7,000
      Common stock issued for loan consideration        $        --    $   327,000   $        --
      Investment received for mining claims             $        --    $        --   $   350,000
      Investment received for note receivable           $        --    $        --   $    15,000
      Investment given for related party receivable     $        --    $        --   $     8,231
      Investment given for consulting services          $        --    $    14,700   $        --
      Stock options issued for services                 $   360,000    $   222,343   $   626,790
      Stock options issued for financing fees           $    71,910    $   429,671   $        --
      Exchange of unproved property leases for
           interest in limited partnership              $        --    $        --   $     2,700
      Stock issued for exercise of warrants             $        --    $   233,334   $        --
      Issuance of accounts payable to related party
           for financing fees                           $   300,000    $        --   $        --

   The accompanying notes are an integral part of these financial statements.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004


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

As a result of the Company's entering a new exploration stage on July 1, 2001, the Company elected to dispose of its mineral properties and has accordingly reclassified those remaining properties, which total $197,406 at September 30, 2004, as other assets. The Company has not determined whether these mineral exploration properties contain ore reserves that are economically recoverable, and is in the process of disposing of these properties. The ultimate realization of the Company's investment in these properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Company is not successful in selling these properties has been made in the accompanying financial statements. See Note 3.

The costs of prepaid oil and gas leases ($456,219 and $395,973, respectively) included in the accompanying balance sheets as of September 30, 2004 and September 30, 2003 are principally related to natural gas properties. The Company has not determined whether the properties in Kansas or New Mexico contain economically recoverable gas reserves. The ultimate realization of the Company's investment in oil and gas properties in these locations is dependent upon finding and developing economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in these oil and gas properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result in the event the Company is not successful in developing these properties, has been made in the accompanying financial statements. The Company has completed reserve studies on its properties located in Texas and Lousiana.

The Company was in the exploration stage through most of the year ending September 30, 2002. During the fourth quarter of the year ended September 30, 2002, the Company entered a very brief development stage and has since been considered an operating company. For the years ending September 30, 2002, the Company's auditors expressed a going concern qualification on the Company's audited financial statements.

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

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At September 30, 2004 and for the periods covered in these statements, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability. At September 30, 2004, the Company had no accrued liabilities for compliance with environmental regulations.

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

Fair Value Standards
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Impaired Asset Policy
The Company adopted Statement of Financial Accounting Standards No. 144 titled "Accounting for Impairment of Disposal of Long-Lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable. Because of write-downs and write-offs taken in 2004 and in prior years, the Company does not believe any further adjustments are needed to the carrying value of its assets at September 30, 2004. See Note 3.

Investments
Investments, principally consisting of equity securities of private and small public companies, are stated at current market value.

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

Mineral Properties
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. At September 30, 2004, 2003, and 2002 the cost of the Company's mineral properties are included in other assets in the

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties (continued)
accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas.

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

Principles of Consolidation
The financial statements include those of the Cadence Resources Corporation and Celebration Mining Company. All significant inter-company accounts and transactions have been

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (continued)
eliminated. The financial statements are not considered consolidated statements since Cadence Resources Corporation was the successor by merger to Celebration Mining Company.

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

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company as the Company maintains no inventory.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued) accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company's accumulated deficit and net losses presented.

Revenue Recognition
Cadence began producing revenues during July 2002. Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

NOTE 3 - MINERAL PROPERTIES

Over the last three years, the Company's mineral properties have for the most part been disposed of or written off as the Company's focus and direction have shifted to oil and gas production.

Utah Property
The Company has elected to retain its 25% undivided interest in the Vipont Mine located in northwest Utah. This interest was carried on the Company's books at $246,757 at September 30, 2003 and 2002. During the year ended September 30, 2004, the Company elected to reduce the interest's carrying value to $197,406 in order to better reflect its market value. This asset is included in "other assets" on the Company's balance sheet.

Mineral Properties in North Idaho
At September 30, 2004, the Company, directly and through its subsidiary, Celebration Mining Company, held unpatented mining claims in the Coeur d'Alene Mining District in distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. All of these claims have been written off as permanently impaired.

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

Other Domestic Properties
In the fourth quarter of the year ended September 30, 2001, the Company elected to write off all of its interests in mineral properties except for the ViPont Mine, Kil Group Claims and West

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 3 - MINERAL PROPERTIES (Continued)

Other Domestic Properties (continued)
Mullan Group Claims. The net effect of this write down was to record a loss on asset impairment of $432,090 during the year ended September 30, 2001.

On October 31, 2001, the Company sold its Kil Group and West Mullan Group claims to Caledonia Silver-Lead Mines, Inc., an affiliated company. The combined sale price for these claims was 3,501,980 shares of the common stock of Caledonia, having an estimated market value of $0.10 per share and valued at $350,198. The net effect of the transaction was a gain of $330,198. See Note 5.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of five to ten years. Depreciation expense for the years ended September 30, 2004, 2003, and 2002 was $92,158, $21,222 and $4,303, respectively.

NOTE 5 - INVESTMENTS

The Company's investment securities are classified as available for sale securities which are recorded at fair value on the balance sheet as investments. The change in fair value during the period is excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company has no investments which are classified as trading securities.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 5 - INVESTMENTS (Continued)

At September 30, 2004, 2003, and 2002, the market values of stock investments were as follows:

                                                    2004       2003        2002
                                                  --------   --------   --------
Elite Logistics, Inc.                             $    204   $    656   $  2,950
Ashington Mining Company                             5,709      5,709      5,709
Cadence Resources Corp. LP                              --         --     15,200
Enerphaze Corporation                                  655      5,400      5,400
Exhaust Technology                                      --         --      2,244
Integrated Pharmaceuticals, Inc.                    27,984      9,406         --
Metalline Mining Company                             1,605        925         --
Nevada-Comstock (formerly Caledonia Silver-Lead
Mines, Inc.)                                        12,000          0    350,198
Rigid Airship Tech                                     310        310         --
Sterling Mining Co.                                     --         --      4,859
The Williams Companies, Inc.                            --         --      6,800
Trend Mining Company                                27,083     24,483     54,567
Western Goldfields, Inc.                           102,148    351,373        866
TN Oil Co                                           50,000         --         --
White Mtn Titanium                                   9,940         --         --
Other investments                                      450        610         --
                                                   --------   --------   --------
Total                                             $238,088   $394,454   $448,793
                                                  ========   ========   ========

The carrying value of these shares are reevaluated at each reporting period and adjustments, if appropriate, are made to the carrying value of these securities. Of all the aforementioned investments owned by the Company at September 30, 2004, only Trend Mining Company, Metalline Mining Company, Western Goldfields, Inc., White Mtn Titanium, and Integrated Pharmaceuticals are public companies with a trading market.

Other information regarding the Company's investments follows:

Enerphaze Corporation
In October 2001, the Company received 8,000 shares of Enerphaze Corporation common stock in payment of a $15,000 note receivable. In January and February 2002, the Company received 65,000 shares of Enerphaze Corporation common stock in exchange for 400,000 shares of the Company's common stock. No gain or loss was recognized on these transactions.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 5 - INVESTMENTS (Continued)

Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines, Inc.)
The Company on October 31, 2001 received 3,501,980 shares of the $0.10 par value common stock of Caledonia Silver-Lead Mines, Inc. (an affiliated company) in exchange for its Kil Group and West Mullan Group claims. The stock received was recorded at its par value of $350,198 which, in the opinion of management, approximates its fair value. At September 30, 2003, this investment was written off to reflect the mining company's dormancy. In the year ended September 30, 2004, the Company's investment in the mining company increased to $12,000 as funds were advanced to cover annual filing fees on patented mining claims.

TN Oil Company
In August 2004, the Company acquired a 25% equity ownership in TN Oil Company, which owns oil leases in central and north central Tennessee.

Western Goldfields, Inc.
In 2002, the Company exchanged fully depreciated mining equipment for shares of a privately held business, Calumet Mining Company, which was eventually acquired by Western Goldfields, Inc. Upon completion of the acquisition, the Company received 160,000 shares of Western's common stock. During 2003, the Company acquired an additional 21,200 shares of Western stock for $24,730. At September 30, 2004, the fair market value of the Company's holdings in Western was $102,148.

Cadence Resources Corporation Limited Partnership
On August 8, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. In connection with the formation of the Partnership, the Company agreed to contribute $12,500 and its leasehold interest in an oil well ("2B", which ultimately was a dry hold) in Wilbarger County, Texas and the limited partner contributed $250,000 in cash. The entity, Cadence Resources Corporation Limited Partnership (hereinafter "CRCLP" or "the Partnership") was formed to invest in oil and gas properties in Texas and Louisiana. The limited partner's interest was purchased by the Company in a transaction with an effective date of September 30, 2003, at which time the Company held all of the general partner interests and limited partner interests in the Partnership. See Note 13.

NOTE 6 - COMMON STOCK

During the year ended September 30, 2004, the Company issued 219,500 shares of its common stock to officers, directors and consultants for services valued at $329,355, 25,000 shares in repayment of a related party loan of $25,000, 15,000 shares for financing expense valued at $11,625, 110,000 shares for cash proceeds of $275,000. Warrants previously issued were exercised for 10,000 shares at $1.35 per share.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 6 - COMMON STOCK (Continued)

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

NOTE 7 - REDEEMABLE PREFERRED STOCK

On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2002. During the year ended September 30, 2003, the Company issued 34,950 shares of its preferred stock to investors at prices ranging from $1.50 to $2.00 per share for aggregate proceeds of $59,925. The shares are convertible to common stock at a price of $1.50 per share under certain terms and conditions. At September 30, 2003, the shares carried a preferred dividend of 15% per annum. During the year ended September 30, 2004, the dividend feature was discontinued because certain conditions, which required the payment of dividends, were considered satisfied.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 7 - REDEEMABLE PREFERRED STOCK (Continued)

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

At September 30, 2004, the Company had no accrued dividends payable to preferred shareholders.

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN

In January 1992, the shareholders of Cadence approved a 1992 Stock Option and Stock Award Plan under which up to ten percent of the issued and outstanding shares of the Company's common stock could be awarded based on merit or work performed. As of September 30, 2004, only 638 shares of common stock had been awarded under the Plan.

The Company has a stock-based compensation plan whereby the Company's board of directors may grant common stock to its employees and directors. Over the years, a total of 72,750 options have been granted under the plan. These options have been forfeited and none have been exercised through the year ending September 30, 2004. The old existing options are attributed to the merger of Celebration Mining Company with Royal in August 1995.

The Company's board of directors has made option awards to select officers, directors, consultants and shareholder/investors. These common stock options were not awarded pursuant to a qualified plan and carry various terms and conditions. The Company granted a total of 750,000 common stock options at an average exercise price of $1.08 per share during the year ended September 30, 2002 and granted 287,140 common stock options at an average exercise price of $2.23 during the year ended September 30, 2003.

During the year ended September 30, 2004, the Company issued 400,000 stock options to two directors and one officer with an exercise price of $3.73. These options were granted upon the acceptance by the individual of the position of officer and/or director and the approval of the Company's qualified stock option plan at its April 2004 annual shareholders meeting. The Company also granted during the year ended September 30, 2004 an option to purchase 76,500 shares of stock to a shareholder valued at $71,910 as a fee for his services in relation to finding investors for the senior secured notes. See Note 9 and Note 12.

All options granted were exercisable immediately. The Company's board of directors has reserved the right to cancel these awards for non-performance or other reasons.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

The fair value of each option granted during the year ended September 30, 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value during fiscal 2002: risk-free interest rate of 5%, volatility of 100%, expected life of 3 to 5 years, and no expected dividends. The value of these options in the amount of $626,790 was included in operating expense in the financial statements. The following assumptions were made in estimating fair value during the year ended September 30, 2003: risk-free interest rate of 3% to 4%, volatility of 106% to 337%, expected life of 4 to 5 years and no expected dividends. The value of these options in the amount of $222,343 was included in the Company's statement of operations for 2003. The following assumptions were made in estimating fair value during the year ended September 30, 2004: risk free interest rate of 4%, volatility of 39%, expected life of three years and no expected dividends. The value of these options, in the aggregate amount of $431,910, was included in the Company's statement of operations for 2004.

The value of options issued in 2003 for financing fees in the amount of $429,671 was deducted against additional paid-in capital, as a cost of selling common stock.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

Following is a summary of the stock options during the years ended September 30, 2004, 2003, and 2002:

                                                                       Weighted
                                                          Number       Average
                                                            of        Exercise
                                                         Options        Price
                                                        ----------    ----------
Outstanding at 10/1/2001                                    60,000    $    18.60
Granted                                                    750,000          1.08
Exercised                                                       --            --
                                                        ----------    ----------
Expired or forfeited                                       (60,000)        18.60
                                                        ----------    ----------
Outstanding at 9/30/2002                                   750,000    $     1.08
                                                        ==========    ==========

Options exercisable at 9/30/2002                           750,000    $     1.08
                                                        ==========    ==========
Weighted average fair value of options granted during
   the year ended 9/30/2002                             $     0.84
                                                        ==========

Outstanding at 10/1/2002                                   750,000    $     1.08
Granted                                                    287,140          2.23
Exercised                                                 (100,000)        (0.68)
Expired or forfeited                                            --            --
                                                        ----------    ----------
Outstanding at 9/30/2003                                   937,140    $     1.47
                                                        ==========    ==========
Options exercisable at 9/30/2003                           937,140    $     1.47
                                                        ==========    ==========
Weighted average fair value of options granted
   during the year ended 9/30/2003                      $     2.27



Outstanding at 10/1/2003                                   937,140    $     1.47
Granted                                                    476,500          3.77
Exercised                                                       --            --
Expired or forfeited                                            --            --
                                                        ----------    ----------
Outstanding at 9/30/2004                                 1,413,640    $     2.25
                                                        ==========    ==========
Options exercisable at 9/30/2004                         1,413,640    $     2.25
                                                        ==========    ==========
Weighted average fair value of options granted
   during the year ended 9/30/2004                      $     0.91
                                                        ==========

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 8 - COMMON STOCK OPTION AND AWARD PLAN (Continued)

                                                                       Weighted Average
       Exercise Date                                 Number of Shares  Price per Share
       -------------                                 ----------------  ---------------
       On or before June 21, 2005                    200,000                   $1.50
       On of before August 1, 2005                    50,000                   $1.50
       On or before March 1, 2007                    700,000                   $2.45
       On or before April 2, 2007                     76,500                   $4.00
       On or before July 8, 2007                     100,000                   $1.35
       On or before June 18, 2007                     50,000                   $1.70
       On or before June 1, 2007                      75,000                   $2.00
       On or before September 30, 2008               162,140                   $2.50

In July 2003, 100,000 of the outstanding options were exercised for the purchase of 100,000 shares of the Company's common stock.

Prior to April 2001, a total of 72,750 options were granted by the board to officers, directors and other consultants. As shown above, the 60,000 options remaining were forfeited during the fiscal year ending September 30, 2002.

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company existing stock option plans as of September 30, 2004.

                                               Remaining
    Exercise    Number of    Weighted Average  ContractualLife     Number     Weighted Average
      Prices       Options       Exercise      Price (in years)  Exercisable       Exercise Price
    ------------------------------------------------------------------------------- ----------
       $0.75       300,000      $ 0.75          2.42                300,000            $0.75
        1.35       100,000        1.35          2.75                100,000             1.35
        1.50       200,000        1.50          0.75                200,000             1.50
        1.50       50,000         1.50          0.83                 50,000             1.50
        1.70       50,000         1.70          2.75                 50,000             1.70
        2.00       75,000         2.00          2.67                 75,000             2.00
        2.50      162,140         2.50          4.00                162,140             2.50
    3.73-4.00     476,500         3.77          2.50                476,500             3.77
                 --------        -----         ------             ---------           ------
                1,413,640        $2.25                            1,413,640            $2.25
              ===========        =====                          ===========           ======

Stock Award Plan
During the year ended September 30, 2001, the Company's board of directors approved the issuance of 15,000 shares of the Company's common stock per quarter to each entitled director as compensation for service to the Company and 5,000 shares of the Company's common stock per quarter to officers in addition to their salaried compensation for services.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

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

During the year ended September 30, 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached, and 25,000 warrants related to a July 2002 purchase. The warrants were valued at $51,375 using the Black-Scholes Option Price Calculation. The following assumptions were made is estimating fair value: risk free interest rate is 5%, volatility is 100% and expected life is 3 years. These warrants may be used to purchase 237,500 shares of the Company's common stock at $1.35 per share. The warrants remain exercisable through October 15, 2005. As of the date of these financial statements, all but 10,000 of these warrants remain outstanding and exercisable.

During the year ended September 30, 2004, the Company issued certain noteholders warrants to purchase a total of 765,000 shares of common stock, exercisable at $4.00 per share, expiring in three years. Both the number of warrants and the exercise price are adjustable, dependent upon certain future equity transactions of the Company. The warrants were valued at $745,237 using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 100%, and expected life is three years.

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

Louisiana
During the fourth quarter of the year ended September 30, 2001, the Company began leasing acreage in a natural gas field in Desoto Parish, Louisiana. As of the date of these financial statements, the Company has leased over 4,250 acres. At September 30, 2004 and September 30, 2003, Louisiana leases of $42,711 and $350,675, respectively, are included in the attached

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - OIL AND GAS PROPERTIES (Continued)

Louisiana (continued)
financial statements as part of unproved properties. Under the terms of a joint operating agreement with Bridas Energy USA, Bridas commenced drilling wells, 13 of which were completed and of these 11 are producing at September 30, 2004. The Company has various working interests in and net revenue interests in the wells drilled. Bridas is the operator of all of Cadence's properties in Louisiana.

Texas
During the year ended September 30, 2002, the Company acquired an exploration permit and lease option agreement for an oil well project in Wilbarger County, Texas known as the Waggoner Ranch Project. During the quarter ended March 31, 2002 under the terms of a joint operating agreement with the W.T. Waggoner Estate, Waggoner drilled an initial test well. By

September 30, 2004, Waggoner had drilled a total of eight wells in Wilbarger County, of which five were producing oil. The W.T. Waggoner Estate is the operator of all of Cadence's properties in Wilbarger County and the sole purchaser of all production from these properties.

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

At September 30, 2004 and 2003, prepaid oil and gas leases relating to Texas property of $6,500 and $4,500, respectively, are included in the attached financial statements.

Michigan
In December 2002, the Company began participating in a natural gas drilling program in Alpena County, Michigan with Aurora Energy, Ltd. As of September 30, 2004, Cadence had a 22.5% working interest (before payout, 20% after payout), 18% net revenue interest (before payout, 16% after payout), in ten producing wells in Alpena County. Production commenced from this field in June 2003. Aurora is the operator of all of Cadence's properties in Alpena County. At September 30, 2004, Michigan leases totaling $96,375 are included in the attached financial statements as unproved property.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 10 - OIL AND GAS PROPERTIES (Continued)

Kansas
During the year ended September 30, 2003, and 2004, the Company leased over 26,000 acres of land in the Anadarko Basin in west central Kansas. No drilling has commenced on any of this acreage. Cadence holds a 100% working interest and 82% net revenue interest in these leases.

At September 30, 2004, $253,213 of leases in Kansas are included in the attached financial statements as unproved property.

New Mexico
At September 30, 2004, $57,420 of leases in New Mexico are included in the attached financial statements as unproved property.

In June 2004, the Company began participating for a 20% working interest and 15% net revenue interest in the Santa Nina Prospect in Eddy County. Earlier in the year, the Company signed an agreement with SDX Resources to participate for up to a 25% working interest and 20% net revenue interest in up to 17 development wells in a project called the Sparkplug Unit.

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

All of the Company's notes payable are considered short-term. At September 30, 2004, notes payable consisted of the following:

                                                                                    2004         2003
                                                                                   --------   --------
Nathan Low Family Trust (a shareholder of the Company), secured by                 $     --   $ 50,000
assignment of a prorata interest in gas producing properties located in
Alpena County, Michigan, interest at 8%, dated February 24, 2003,
originally due on April 4, 2003, extended to December 31, 2003                                      --

Kevin Stulp (a shareholder of the Company),interest at 8%, dated February 24,
2003, originally due on April 5, 2003, extended to
December 31, 2003                                                                        --     25,000

Howard Crosby (an officer and shareholder of the Company), interest at 8%, dated
February 24, 2003, originally due on April 5, 2003, extended
to December 31, 2003                                                                     --     25,000

Howard Crosby (an officer and shareholder of the Company), unsecured, interest at 5%, dated January 9, 2003, originally due on February 28,
2003, extended to December 31, 2003                                                      --     60,000
NOTE 11 - NOTES PAYABLE - RELATED PARTIES (Continued)

CGT Management Ltd., unsecured, interest at 10%, dated July 16, 2003
(paid in full October 2, 2003)                                                           --    300,000
                                                                                   --------   --------

Total                                                                              $     --   $460,000
                                                                                   ========   ========

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 12 - LONG-TERM DEBT

In April 2004, the Company completed a private placement of $6,000,000 of senior secured notes from a group of institutional and individual lenders. A financing fee of $380,000 was paid in connection with securing of this debt. This financing fee has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the period ending September 30, 2004, $70,000 of this financing fee was written off. These notes accrue interest at the rate of 10% per year (subject to increase under certain conditions), payable quarterly, with the principal due and payable on March 31, 2006. The Company is obligated however, to make principal repayments equivalent to 10% of the principal amount of the notes on each of September 30 and December 31 of 2005 if the Company's weighted average share price falls below $5.00 per share at such times. The notes are secured by all of the assets of Cadence.

As part of the private placement, the noteholders received warrants to purchase a total of 765,000 shares of common stock, exercisable at $4 per share, expiring in three years. Both the number of warrants and the exercise price per share are adjustable, dependent upon certain future equity transactions of the Company. The value of the warrants upon issuance of $745,237 has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the period ended September 30, 2004, $186,309 of this discount was written off. Additionally, a related party was granted 76,500 options valued at $71,910 as a finders fee related to these notes.

NOTE 13- COMMITMENTS AND CONTINGENCIES

Litigation
The Company was a defendant in a lawsuit alleging that the Company failed to transfer common stock in exchange for a mining property interest. In June 1999, Box Elder County Superior Court rejected the plaintiff's lawsuit and let stand the Company's countersuit alleging fraudulent misrepresentation. Although the plaintiff filed an appeal (regarding the originally filed lawsuit), the Utah Supreme Court rejected the appeal in a judgment rendered on July 31, 2001.

The Company's countersuit, which sought both full title to the aforementioned mineral property and compensatory damages as well as punitive damages, was rejected in a jury trial in October 2002. Although the Company filed an appeal, it expects the jury verdict will stand. As a result, the Company has and will continue to hold an undivided 25% interest in the Vipont Mine. See Note 3.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 13- COMMITMENTS AND CONTINGENCIES (Continued)

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

Capital Commitments
At September 30, 2004, the Company's future capital commitments are dependent upon the Company's decision to proceed with additional well development. See
Note 10. No accruals have been made in the accompanying financial statements for these amounts.

Lease Commitments
The Company began leasing office facilities in Walla Walla, Washington commencing in June 2001. After a three-year lease with monthly payments of $400 expired in June 2004, the Company began a month to month tenancy, again paying $400 per month. Total rent paid for this office space during the year ended September 30, 2003 and 2002 was $4,800.

The Company began leasing additional office space in Hilton Head Island, South Carolina in August 2003. The one-year lease calls for monthly rental payments of $550. For the year ended September 30, 2004, the Company expended $4,967 for this rental space.

Cadence Resources Corporation Limited Partnership
On August 8, 2002, the Company formed a limited partnership in the State of Washington whereby the Company became the managing general partner and an outside individual investor became the initial limited partner. The entity, Cadence Resources Corporation Limited

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Cadence Resources Corporation Limited Partnership (continued)
Partnership ("CRCLP" or the "Partnership") was formed to invest in oil and gas properties in Texas and Louisiana.

In connection with the formation of the Partnership, the Company agreed to contribute $12,500 in cash and its leasehold interest in an oil well ("2B", which ultimately was a dry hole) in Wilbarger County, Texas and the limited partner contributed $250,000 in cash.

Effective September 30, 2003, Cadence purchased the limited partner's interest in the Partnership and thereby terminated the limited partner's security interest in the equipment and fixtures affixed to wells 1A and 1B in Wilbarger County, Texas. In this transaction, Cadence made a cash payment of $250,000 in October 2003 to the limited partner and received, from the limited partner his 5% working interest in the West Electra Lake #1 oil well in Wilbarger, Texas.

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

Consulting Commitments
In June 2002, the Company entered into an agreement with Memphis Consulting Group ("Memphis") for financial consulting and public relations services beginning on August 1, 2002 through August 1, 2003. The agreement called for monthly payments of $3,000, and an initial 50,000 stock options exercisable through August 1, 2005 at $1.50 per share. See Note 8. This agreement was terminated during the quarter ended March 31, 2003.

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

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Commitments (continued)
Lucius C. Geer, a consultant to the Company who manages its acquisition, exploration and production operations, has entered into several agreements with Cadence and has contractually received a 2% overriding royalty interest in oil, gas and mineral leases in Wilbarger County, Texas and a 1% overriding royalty interest in oil and gas leases in Desoto Parish, Louisiana.

Effective August 1, 2003, Cadence agreed to pay Mr. Geer $7,500 per month plus an overriding royalty interest of 2% of the sales price received for all oil, gas and minerals from leases which Geer acquires for Cadence. Effective August 1, 2004, the agreement with Mr. Geer was changed to increase the monthly fee from $7,500 to $10,000.

Other Commitments
The Company entered into an exploration agreement with the W.T. Waggoner Estate (Waggoner) and its trustees on August 1, 2002. This agreement calls for exploration of the West Electra Lake Project located in Wilbarger County, Texas. See Note 10.

On August 13, 2002, the Company entered into a public relations retainer agreement for one year whereby the Company agreed to issue 60,000 shares of its common stock during this period for services received. The agreement also calls for reimbursement of expenses incurred pursuant to terms of this agreement. This agreement was terminated in the quarter ending September 30, 2003.

NOTE 14 - RELATED PARTY TRANSACTIONS

At September 30, 2004 and 2003, the Company had related party accounts payable outstanding in the amounts of $300,000 and $550,000, respectively. At September 30, 2004 and 2003, the Company had related party notes payable outstanding in the amounts of $0 and $460,000, respectively.

In February 2004, the Company borrowed $250,000 from an officer, a total of $95,000 from two directors, and $50,000 from Dotson Exploration Company, a related entity. All of these borrowings were repaid by Cadence in April 2004.

In January 2004, Cadence hired Mr. Douglas Newby as a Vice President; Mr. Newby is the president and owner of Proteus Capital Corp., with whom the Company has a consulting agreement. See Note 13.

During the year ended September 30, 2002, the Company sold several mineral properties located in Shoshone County, Idaho to Caledonia Silver-Lead Mines, Inc., later renamed Nevada-Comstock Mining Company. Two officers of the Company collectively own 2.4% of this entity and Cadence owns 35%.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

Two officers of the Company collectively own in excess of 40% of the stock of Dotson Exploration Company and are the sole officers and directors of Dotson. Dotson owns 109,000 shares of the Company's common stock. During fiscal year 2002 and the first quarter of fiscal year 2003, Cadence repaid Dotson a loan in the amount of $10,000 and made two new loans to Dotson, one for $35,000 and one for $20,000, each at an interest rate of 10% per annum. Dotson transferred to Cadence marketable securities in the form of common stock of two unaffiliated companies, Enerphaze Corporation and The Williams Companies, Inc., valued by Cadence's board of directors at $33,380, as partial payment of the amount loaned. During the nine months ended June 30, 2003, Dotson repaid the $20,000 loan in cash. At September 30, 2004 and 2003, Dotson owed Cadence $3,720, which amount is payable on demand and bears interest at 10% per annum.

Because Dotson Exploration Company, Oxford Metallurgical, Inc. and Nevada-Comstock Mining Company are controlled by two officers of Cadence, these transactions cannot be considered to be the product of an arms-length negotiation.

During fiscal 2003, the Company's president made two loans to Cadence. One loan in December 2002 was in the principal amount of $70,000, bearing interest at 5% and the other loan made in February 2003 was in the principal amount of $50,000 bearing interest at a rate of 8%. Cadence issued 14,000 shares of its common stock valued at $10,920, as an inducement to making the $70,000 loan and 20,000 shares valued at $15,600, as an inducement to making the $50,000 loan. Cadence repaid $60,000 and has agreed to issue 4,000 shares of its common stock in repayment of the remaining $10,000 principal amount outstanding on the $70,000 loan. Cadence repaid $25,000 of the $50,000 loan in cash and issued 25,000 shares of its common stock in the year ending September 30, 2004 to repay the remaining $25,000 principal amount.

In February 2003, a Company director made a bridge loan to Cadence in the principal amount of $50,000, bearing interest of 8% per annum. Cadence issued 20,000 shares of its stock valued at $15,600 as an inducement for the director to make the loan. Cadence repaid $25,000 of the $50,000 loan in 2003 and settled the remaining amount in 2004 with common stock. In July 2003, the director exercised a warrant to purchase 100,000 shares of common stock at $0.75 per share.

On August 8, 2002, the Company formed a limited partnership whereby the Company became the managing general partner and an outside individual investor (a Company shareholder) became the initial limited partner. During the year ended September 30, 2003, the limited partner advanced $300,000 to the limited partnership in exchange for an unsecured note, which was repaid in October 2003.

In October 2002, the Nathan A. Low Roth IRA and various entities controlled by Thomas Kaplan, shareholders of Cadence, exercised warrants in separate cashless transactions whereby each party surrendered a total of 175,676 shares of common stock valued at $325,000 to exercise warrants for the acquisition of 1,083,334 shares of Cadence common stock.

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

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

In January 2002, Cadence transferred 41,667 shares of the common stock it owned in Trend Mining Company, of which Mr. Ryan is a director, to Mr. Ryan in payment of past due salary of $16,000. Further, in October 2001, Mr. Ryan transferred marketable securities of Enerphaze Corporation valued at $90,000 to Cadence in exchange for 300,000 shares of Cadence, which shares are held by J.P. Ryan Company, Inc. (which is held 100% by John Ryan), Andover Capital Corporation (which is held 100% by John Ryan), and Dotson Exploration Company.

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

Other related party transactions are disclosed in Notes 3, 5, 6, and 11.

NOTE 15 - INCOME TAXES

At September 30, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $5,672,000 as indicated below. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2004.

The significant components of the deferred tax asset at September 30, 2004, 2003 and 2002 were as follows:

                                       2004        2003          2002
                                    ----------   ----------   ----------
Net operating loss carryforwards    $4,317,000   $2,829,000   $1,423,000
Stock options and warrants issued      623,000      622,000      172,000
Section 1231 loss carryforwards        146,000      151,000       89,000
Capital loss carryforwards             586,000    1,532,000      887,000
                                    ----------   ----------   ----------
Total deferred tax asset             5,672,000    5,134,000    2,571,000
Less valuation allowance             5,672,000    5,134,000    2,571,000
                                    ----------   ----------   ----------
Net deferred tax asset              $       --   $       --   $       --
                                    ==========   ==========   ==========

                          CADENCE RESOURCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 15 - INCOME TAXES (Continued)

At September 30, 2004, the Company has net operating loss carryforwards of approximately $12,700,000, which expire in the years 2009 through 2024. In addition, the Company has net Section 1231 loss carryforwards of approximately $432,000, which expire in 2006, and net capital loss carryforwards of approximately $1,700,000, which expire in the years 2005 through 2009. The change in the allowance account from September 30, 2003 to September 30, 2004 was $538,000, which was primarily due to the Company's operating and capital losses and the expiration of Section 1231 and capital losses.

The Company may have had a control change as defined under the Internal Revenue Code, because of new stock issuances and changes in ownership. The effect of such control changes has not been calculated but may limit the future use of net operating losses.

NOTE 16 - SUBSEQUENT EVENTS

Aurora Energy, Ltd.
On November 19, 2004, the Company announced that it had signed a letter of intent establishing a 60-day period in which to conduct due diligence and negotiate terms for acquisition of all of the outstanding common stock of Aurora Energy, Ltd., a privately held company based in Traverse City, Michigan, in exchange for shares of common stock of Cadence. The Company and Aurora Energy, Ltd. are currently negotiating terms of the proposed transaction.