Form 10KSB/A
period 2004-09-30
CADENCE RESOURCES CORP
filed 2005-01-28
CIK 933157

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB/A

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

                                                                                      Number of securities remaining
                             Number of securities to be       Weighted-average        available for future issuance
                             issued upon exercise of          exercise price of       under equity compensation
                             outstanding options, warrants    outstanding options,    plans (excluding securities in
                             and rights                       warrants and rights     the first column of this table)
---------------------------- -------------------------------- ----------------------- --------------------------------
Compensatory warrants or                 400,000                      $3.73                       560,000
options approved by
security holders

Compensatory warrants or
options  not approved by
security holders                        1,030,140                     $1.66                         -0-

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


                                    PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                   MANAGEMENT

         The following table sets forth the name, age and position of each of our officers and directors:

                 NAME         AGE                      POSITION

 Howard M. Crosby             52       President, Treasurer and Director
 John P. Ryan                 42       Vice President, Secretary and Director
 Doug Newby                   46       Vice President
 Kevin Stulp                  47       Director, Chairman Nominating Committee
 Glenn DeHekker               48       Director, Chairman Compensation
                                       Committee
 Jeffrey M. Christian         49       Director, Chairman Audit Committee


         Under our Bylaws, the authorized number of directors of our company is set at no fewer than three and no more than ten directors. We currently have a board of directors with five members. Each director serves for a term of one year that expires at the following annual shareholders meeting. Each officer serves at the pleasure of the board of directors and until a successor has been qualified and appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer. Set forth below is certain biographical information regarding each of our directors and executive officers:

         Mr. Crosby has served as our President and a director since February 1994. He has served as our treasurer since January 1998. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. Mr. Crosby received a B.A. degree from the University of Idaho. Mr. Crosby is also an officer and director of White Mountain Titanium Corporation., a publicly traded mining exploration company, High Plains Uranium, Inc., Sundance Diamonds Corporation, Dotson Exploration Company and Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines Company), all of the latter being privately held companies.

         Mr. Ryan has served as our Vice President of Corporate Development since September 1996, as Secretary since October 1998 and as a member of our board of directors since April 1997. Mr. Ryan is a degreed mining engineer. From August, 2000 to the present, he has served as a Director and the Chief Financial Officer of Trend Mining Company, a publicly traded mineral exploration and development company and since February 2004 he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Nevada-Comstock Mining Company, High Plains Uranium, Inc., GreatWall Gold Corporation, Sundance Diamonds Corporation, TN Oil Co., and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan's time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

         Mr. Stulp has served as a director since March 1997. Since August 1995, Mr. Stulp has variously worked as consultant with Forte Group, on the board of the Bible League, and active with various other non-profit organizations. From December 1983 to July 1995, Mr. Stulp held various positions with Compaq Computer Corporation, including industrial engineer, new products planner, manufacturing manager, director of manufacturing and director of manufacturing reengineering. Mr. Stulp holds an M.B.A. and B.S. in Mechanical Engineering, both from the University of Michigan, and a B.S. from Calvin College, Grand Rapids, Michigan.

         Mr. DeHekker has served as a director since January 2004. Mr. Dehekker is a professional engineer with 25 years experience in the oil and gas industry throughout the United States, Canada, and overseas. He has a B.Sc. in Mechanical Engineering from the University of Missouri and a M.Sc. in Petroleum Engineering from Stanford University. From 1996 to 2001, Mr. DeHekker held several senior management positions, firstly as Development Manager for Marathon's multi-billion dollar project on Sakhalin Island in eastern Russia, based out of Houston and Moscow, and secondly as Engineering, Geoscience, and Operations Manager for Marathon's Canadian Operations, based out of Calgary. Since 2001, Mr. DeHekker has been providing project management and consulting services in oil and gas management, operations, and engineering.

         Mr. Christian has served as a director since January 2004. Mr. Christian is the Managing Director of CPM Group, which he and several associates created in June 1986, in a leveraged buyout of the Goldman Sachs Commodities Research Group which they comprised. As Managing Director, Mr. Christian is responsible for the total operation of CPM Group, supervising a respected group of analysts, investment bankers, and dealers dedicated to precious metals and commodities market research, consulting, and investment banking. He is actively engaged in the research products of CPM Group, taking primary responsibility for the long term (10 year) projections for the precious metals and copper markets. Mr. Christian has a Bachelors of Journalism from the University of Missouri and has engaged in post-graduate non-degree studies in econometrics, international economics and finance, and international political science. Mr. Christian is Chairman of Electronic Precious Metals, LLC, a director of Trend Mining Company and Chief Financial Officer and director of North American Emerald Mines, Inc.

            Mr. Newby has served as a Vice President since January 2004. Mr. Newby has been President of Proteus Capital Corp., a corporate advisory firm that specializes in the natural resource industries, since July 2001. Mr. Newby served as Managing Director of Proteus Consultants Ltd. from January 1991 to July 2001 and Managing Partner of Moyes Newby & Co., Inc. from April 1994 to December 1998, both of which provided corporate advisory services primarily to the international energy and mining industries. Since January 2004, Mr. Newby has served as Director of Western Goldfields, Inc., a gold mining and exploration company which owns and operates the Mesquite Mine in Southern California. Before forming Proteus Consultants Ltd., Mr. Newby held senior positions with the investment banking firms of S.G. Warburg & Co., Inc., Morgan Grenfell & Co., and James Capel & Co.

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

INDEMNIFICATION

         Our bylaws provide that our directors and officers will be indemnified to the fullest extent permitted by the Utah Corporation Code. However, such indemnification does not apply to acts of intentional misconduct, a knowing violation of law, or any transaction where an officer or director personally received a benefit in money, property, or services to which the director was not legally entitled.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, or the Securities Act, may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

         To the Company's knowledge, based solely on a review of the copies of Forms 3 and 4 furnished to the Company during the 2004 fiscal year, and Forms 5 furnished to the Company with respect to such fiscal year, the Company's officers, directors and greater than 10% beneficial owners complied with all
Section 16(a) filing requirements except as follows: Nathan A. Low filed a late Form 4 for transactions that occurred on April 2, 2004 (three transactions); John P. Ryan filed a late Form 4 for transactions that occurred on February 12, 2004 (two transactions); John P. Ryan has failed to file a Form 5 reporting all transactions in the fiscal year ending September 30, 2004; Howard M. Crosby has failed to file a Form 5 reporting all transactions in the fiscal year ending September 30, 2004; Doug Newby has failed to file a Form 5 reporting all transactions in the fiscal year ending September 30, 2004 and failed to timely file a Form 4 reporting transactions that occurred on March 31, 2004 and August 20, 2004; Jeff Christian has failed to file a Form 5 reporting all transactions in the fiscal year ending September 30, 2004 and failed to timely file a Form 4 reporting transactions that occurred on March 31, 2004 and August 20, 2004; Glenn DeHekker has failed to file a Form 5 reporting all transactions in the fiscal year ending September 30, 2004 and failed to timely file a Form 4 reporting transactions that occurred on March 31, 2004 and August 20, 2004; Kevin Stulp has failed to file a Form 5 reporting all transactions in the fiscal year ending September 30, 2004, and failed to timely file a Form 4 reporting transactions that occurred on March 31, 2004 and August 20, 2004.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.

AUDIT COMMITTEE

         The Company has an Audit Committee established in accordance with 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Jeff Christian, Glenn DeHekker, and Kevin Stulp. The Audit Committee's financial expert is Jeff Christian.


 ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following sets forth the annual and long-term compensation for services in all capacities to Cadence for the fiscal years ended September 30, 2004, 2003 and 2002 paid to the Cadence's Chief Executive Officer ("CEO") and the other two executive officers who were serving as executive officers at the end of the last completed fiscal year. [only need to include Doug if he made over $100,000]


                                                                          Long Term Compensation
                                                                --------------------------------------------
                                    Annual Compensation                Awards                Payouts
                            ---------------------------------------------------------------------------------
  Name And                                         Annual       Stock       Lying        LTIP      All Other
 Principal                   Salary(1)   Bonus  Compensation   Award(s)    Options/    Payouts   Compensation
  Position            Year     ($)        ($)       ($)          ($)        SARs(#)      ($)          ($)
------------------  -------  ----------- -----  ------------- ----------- ----------- ---------- ------------
Howard M. Crosby     2004   $  61,500(2)  --                   $              --
Chief Executive      2003   $ 178,000(2)  --        --         $   --         --         --          --
Officer              2002   $  93,000(2)  --        --         $   --         --         --          --

John P. Ryan         2004   $  70,336(3)  --                                  --         --
Vice President and   2003   $ 222,500(3)  --        --         $   --         --         --          --
Secretary            2002   $ 144,255(3)  --        --         $   --         --         --          --

Doug Newby           2004   $  50,000                          $           $ 225,000
-------------------------------------------------------------------------------------------------------------

---------------

(1) Salary was structured to be paid part in cash and part in stock for all three fiscal years shown. The stock portion, 20,000 shares per quarter for the last two quarters of fiscal 2001 and for all four quarters of fiscal 2002 and 2003, was accrued quarterly and valued as of the final quotation on the last day of each quarter. Of the shares awarded, 5,000 shares per quarter were for executive compensation, and 15,000 shares per quarter were for services as a director. The amounts reflect the total of cash plus the value of all shares received for services as an officer and director. In fiscal year 2004 both Mr. Crosby and Mr. Ryan waived the stock portion of their compensation as officers of the Company, waived half of their Director compensation, and deferred the other half of their Director compensation until Fiscal 2005. Thus, they each received 10,000 shares of stock for service in fiscal year 2004, but these shares were not received until January, 2005. Therefore, the value of these shares is not included in the above calculations. These shares were issued pursuant to the Company's qualified share award plan.

(2) Mr. Crosby received 134,255 in cash in fiscal year 2004 which included prior year accrued compensation of $72,755. The cash portion of Mr. Crosby's salary for fiscal 2003 was $62,500, of which he received $18,000 in fiscal 2003, payment of the remaining $44,500 having been deferred until after the end of fiscal 2003. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $34,000 for the first quarter, $29,000 for the second quarter, $33,000 for the third quarter and $65,000 for the fourth quarter, for a total of $161,000 in stock compensation and $212,255 in total compensation. The cash portion of Mr. Crosby's salary for fiscal 2002 was set at $51,255, which he elected to defer until Cadence had adequate production revenues to cover this salary. Accordingly, he received this payment after the end of fiscal 2003. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $15,000 for the first quarter, $19,000 for the second quarter, $24,000 for the third quarter and $30,000 for the fourth quarter, for a total of $88,400 in stock compensation and $139,655 total compensation. The cash portion of Mr. Crosby's salary for fiscal 2001 was set at $25,000. However, he received 83,500 shares of our common stock in lieu thereof, which had a fair market value, when issued in January 2002, of $25,000. In addition, he received 40,000 shares of our common stock, 20,000 per quarter for each of the last two quarters of the fiscal year. These were valued at the closing price at the end of the quarter for which the shares were awarded: $11,000 for the third quarter and $15,000 for the fourth quarter, for a total of $26,000 in stock compensation and $51,000 in total compensation.

(3) Mr. Ryan received $75,000 in cash in fiscal year 2004 which included prior year accrued compensation of $4,664. The cash portion of Mr. Ryan's salary for fiscal 2003 was $62,500. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $34,000 for the first quarter, $29,000 for the second quarter, $33,000 for the third quarter and $65,000 for the fourth quarter, for a total of $161,000 in stock compensation and $212,255 in total compensation. The cash portion of Mr. Ryan's salary for fiscal 2002 was $51,255, of which $6,255 was paid after the end of fiscal 2003. In addition, he received 80,000 shares of our common stock, 20,000 per quarter. These were valued at the closing price at the end of the quarter for which the shares were awarded: $15,000 for the first quarter, $19,000 for the second quarter, $24,000 for the third quarter and $30,000 for the fourth quarter, for a total of $88,400 in stock compensation and $139,655 total compensation. The cash portion of Mr. Ryan's salary for fiscal 2001 was set at $25,000. However, this was later paid through the issuance of 30,000 shares of our common stock valued at $9,000 and the transfer of shares Cadence owned in Trend Mining Company valued at $16,000. In addition, he received 40,000 shares of our common stock, 20,000 per quarter for each of the last two quarters of the fiscal year. These were valued at the closing price at the end of the quarter for which the shares were awarded: $11,000 for the third quarter and $15,000 for the fourth quarter, for a total of $26,000 in stock compensation and $51,000 in total compensation.

(4) Mr. Newby served as an executive officer for the last three quarters of fiscal year 2004 (January through September 30, 2004). During this period he received $50,000 of cash compensation. He also received 15,000 shares of restricted shares (5,000 per quarter of service) and stock options valued at $225,000. These shares and options were issued pursuant to the Company's qualified share award plan.


                                  OPTION GRANTS
         During the fiscal year ended September 30, 2004, 250,000 stock options exercisable at $3.73 were granted to Douglas Newby.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR-END
                     AND FISCAL YEAR-END OPTION VALUES TABLE

         The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2004 and the number of unexercised options held by the named executive officers at September 30, 2004.


                                                                                                  VALUE OF UNEXERCISED
                                                               NUMBER OF SHARES OF                IN-THE-MONEY OPTIONS
                                                             COMMON STOCK UNDERLYING            AT YEAR END (SEPTEMBER 30
                                                               UNEXERCISED OPTIONS                      2004)(1)
                                                         AT YEAR END (SEPTEMBER 30) 2004                  ($)
                                                         --------------------------------- -----------------------------------
                              SHARES
                             ACQUIRED
                                ON       VALUE REALIZED
          NAME               EXERCISE         ($)         EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
-------------------------- ------------- --------------- --------------- ----------------- ---------------- ------------------
Howard M. Crosby                         $                        --                 --                --                --

John P. Ryan                             $                        --                 --                --                --

Douglas Newby                                             250,000

---------------
(1) Options are "in-the-money" if the market price of a share of common stock exceeds the exercise price of the option.

     Cadence has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

     Cadence has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

OPTION/SAR GRANTS

         In February, 2004 the Board adopted the 2004 Stock Option and Stock Award Plan which was approved by the Shareholders in May, 2004 and under which up to 1,000,000 shares of our common stock could be awarded as share awards or options and based upon merit of work performed as well as a retention tool. As of September 30, 2004, 440,000 shares or options have been awarded under this plan, all of which are currently outstanding and exercisable.

         Prior to the 2004 Stock Option and Stock Award Plan, our Board of Directors chose to make option or warrant awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist us in implementing our business plan and to provide long term additional incentive. These options or warrants, as awarded, were not awarded pursuant to a qualified plan but were specific individual awards with varying terms and conditions. In some instances, the Board of Directors reserved the right to cancel these awards for non-performance or other reasons, or established a vesting schedule pursuant to which the award is earned.

DIRECTOR COMPENSATION

         Cadence compensates its directors in cash and in shares of our common stock. The Directors elected not to receive compensation for the first quarter of Fiscal Year 2004 pending a revision of the director compensation plan. Beginning the second quarter of the fiscal year, Cadence granted each director (employee and non-employee) 5,000 shares of common stock per quarter of completed service. Each non-employee director also receives (1) $5,000 per quarter of completed service (2) 2,500 restricted shares of common stock for each year of service on any committee of the Board of Directors (3) $2,500 for any committee of which they chair and (4) each Director (employee or non employee) receives an option to purchase 50,000 shares of the Company's common stock on the anniversary of their appointment to the Board. Board members may be granted additional stock options pursuant to Board recommendation and approval. Cadence also pays its non-employee directors $1,600 for each board meeting they attend in person and $750 for each telephonic meeting and Cadence's employee directors $600 for each board meeting they attend in person. Messrs. DeHekker and Christian each received an option to purchase 75,000 shares of the Company's common stock upon joining the Board.

         During fiscal 2004, 75,000 shares of common stock were awarded to our directors as compensation. There are no contractual arrangements with any member of the Board of Directors.


         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2004, certain information regarding the ownership of voting securities of Cadence by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding Common Stock, (ii) our directors, (iii) our current executive officers named in the Summary Compensation Table and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

               NAME AND ADDRESS OF                  AMOUNT AND NATURE OF               PERCENT OF
              BENEFICIAL OWNER (1)                BENEFICIAL OWNERSHIP (2)       OUTSTANDING SHARES (3)
    ------------------------------------------ -------------------------------- --------------------------

    Howard Crosby ...........................                 877,500 (4)                      6.97%
    6 East Rose Street
    P.O. Box 2056 Walla Walla, WA 99362

    John Ryan ...............................                 753,809 (5)                      5.99%
    301 Central Ave. #384
    Hilton Head, SC 29926

    Doug Newby                                                317,000 (10)                     2.52%

    Kevin Stulp..............................                 417,550 (6)                      3.32%

    Jeffrey M. Christian.....................                  90,000 (7)                      *

    Glenn DeHekker...........................                  90,000 (7)                      *

    Nathan A. Low Roth IRA and affiliates....               2,427,742 (8)                     19.29%
    641 Lexington Avenue
    New York, New York

    Thomas Kaplan............................               2,410,992 (9)                     19.16%
    154 West 18th Street
    New York, New York

    All executive officers and directors ....               2,545,859 (11)                    20.15%
    as a group (5 persons)

---------------
*      Less than 1%

(1) Under the rules of the SEC, addresses are only given for holders of more than 5% of the outstanding common stock of Cadence.
(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(3) Represents the number of shares of common stock beneficially owned as of September 30, 2004 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares not outstanding, but beneficially owned by such named person or group as of such date.
(4) Includes 204,168 shares of common stock held by Crosby Enterprises, Inc. and 29,000 shares of common stock owned by Dotson Exploration Company.
(5) Includes 172,875 shares of common stock owned by Nancy Martin-Ryan; 45,000 shares of common stock owned by John Ryan as custodian for Karen Ryan; 45,000 shares of common stock owned by John Ryan as custodian for Patrick Ryan; 150,000 shares owned by J.P. Ryan Company, Inc.; 29,000 shares of common stock owned by Dotson Exploration Company; and 87,500 shares of common stock owned by Andover Capital Corporation.
(6) Includes options currently exercisable for 100,000 shares of common stock, 2,750 shares of common stock owned by Mr. Stulp's IRA, and 1,750 shares of common stock owned by a charitable remainder trust.
(7)    Includes options currently exercisable for 75,000 shares of common stock.

(8) Based upon information included in amendment number 4 to a Schedule 13D filed with the SEC on May 12, 2004. Nathan A. Low has the sole power to vote or direct the vote of, and the sole power to direct the disposition of, the shares held by the Nathan A. Low Roth IRA and the shares held by him individually, which total 2,230,367 shares of common stock, which includes 76, 500 shares of common stock issuable upon exercise of warrants. Although Nathan A. Low has no direct voting or dispositive power over the 40,000 shares of common stock held by the Nathan A. Low Family Trust, he may be deemed to beneficially own those shares because his wife is the trustee of the Trust. Similarly, Nathan A. Low may be deemed to beneficially own those shares of common stock underlying options and warrants (a total of 157,375 shares of common stock) held for the benefit of his minor children because his wife has sole voting and dispositive power over such shares. Therefore, Nathan A. Low reports shared voting and dispositive power over 197,375 shares of common stock, which includes including 100,000 shares of common stock underlying options to purchase common stock and 57,375 shares of common stock underlying warrants to purchase common stock.
(9) Consists of 480,811 shares of common stock owned by LCM Holdings LDC, 480,811 shares of common stock owned by Electrum Resources, LLC, 1,329,370 shares of common stock owned by Electrum Capital, LLC and 120,000 shares of common stock owned by CGT Management Ltd.
(10) Includes options exercisable for 250,000 shares of common stock held by Doug Newby and options exercisable for 50,000 shares held by Proteus Capital Corp.
(11) Includes options currently exercisable for 450,000 shares of common stock; 204,168 shares of common stock held by Crosby Enterprises, Inc.; 29,000 shares of common stock owned by Dotson Exploration Company; 172,875 shares of common stock owned by Nancy Martin-Ryan; 45,000 shares of common stock owned by John Ryan as custodian for Karen Ryan; 45,000 shares of common stock owned by John Ryan as custodian for Patrick Ryan; 150,000 shares owned by J.P. Ryan Company, Inc.; and 87,500 shares of common stock owned by Andover Capital Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Nevada-Comstock Mining Company, formerly Caledonia Silver-Lead Mines, Inc., is owned approximately 1.2% by Howard Crosby, chief executive officer and director, 1.2% by John Ryan, vice president and director, and 35% by Cadence. Cadence had unpatented mineral claims named the Kil Group and West Mullan Group, which it sold during the fiscal year ended September 30, 2002, to Caledonia in exchange for 3,501,980 shares of Caledonia's common stock, par value $.10 per share. The Board of Directors valued the Caledonia shares at $350,198. The board of directors deemed the value of the Kil Group and West Mullan Group to be de minimus, recording all but $20,000 of the amount received as gain.

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

         In February 2003, Kevin Stulp, director, made a bridge loan to Cadence in the principal amount of $50,000, bearing interest of 8% per annum. Cadence issued 20,000 shares of its stock valued at $15,600, to Mr. Stulp as an inducement to making the loan. In April 2003, Cadence repaid $25,000 of the $50,000 loan in cash and in July 2003, the Company agreed to issue 25,000 shares of its common stock to repay the remaining $25,000 principal amount outstanding. Mr. Stulp waived interest on this loan which Cadence has recorded as income. In July 2003, Mr. Stulp exercised a warrant to purchase 100,000 shares of common stock at $.75 per share.

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

         On March 31, 2004, Cadence borrowed $250,000 from Howard Crosby, $70,000 from Glenn DeHekker, $50,000 from Dotson Exploration Company and $20,000 from Kevin Stulp at an interest rate of 12%. Such amounts were repaid by Cadence in April 2004.

         On April 2, 2004, Cadence sold 120 units consisting of a note in the principal amount of $50,000 and a warrant to purchase 6,375 shares of Common Stock, exercisable at $4.00 per share and expiring on April 2, 2007, for an aggregate sales price of $6,000,000. As compensation for his services in connection with this private placement, Cadence paid Nathan A. Low, a 5% beneficial owner of Cadence's common stock, $300,000 and issued him a warrant to purchase 76,500 shares of Common Stock, exercisable at $4.00 per share, and expiring on April 2, 2007. In addition, Lisa Low, as custodian for Gabriel S. Low, purchased nine units in the offering and Bear Stearns as Custodian for Nathan A. Low Roth IRA purchased five units in the offering. Lisa Low is Mr. Low's spouse, Gabriel S. Low is Mr. Low's child, and Mr. Low is the controlling person of the Nathan A. Low Roth IRA.

         In August, 2004 the Company purchased 500,000 shares of the common stock of TN Oil Co., a Delaware corporation for $50,000. Mr. Ryan is an officer and director of TN Oil Co. TN Oil Co. has obtained oil and gas leases in the State of Tennessee, one of which was assigned to the Company in November, 2004 in exchange for a commitment to drill a test well on the subject leased property within ___ days. The test well was drilled in December, 2004 and was unsuccessful.

ITEM  13.  EXHIBITS

EXHIBIT


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

       23.2   Consent of Independent Auditors

       31.1   Certification of Chief Executive Officer

       31.2 Certification of Vice President (Principal Financial and Accounting Officer)

       32 Certificate of Chief Executive Officer and Principal Accounting Officer as required by 18 U.S.C. Section 1350

---------------
* Filed as an Exhibit to the Company's 10-KSB for the fiscal year ended September 30, 2003, filed January 13, 2004, and incorporated by reference herein.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company's Board and Audit Committee reviews and approves audit and permissible non-audit services performed by Williams & Webster P.S., as well as the fees charged by Williams & Webster P.S. for such services. In its review of non-audit service fees and its appointment of Williams & Webster P.S. as the Company's independent accountants, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Williams & Webster P.S. All of the services provided and fees charged by Williams & Webster P.S. in 2004 were pre-approved by the full Board of Directors, since the Audit Committee was not designated until the 2nd quarter of the fiscal year 2004 .

AUDIT  FEES

The aggregate fees billed by Williams & Webster P.S. for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003, and review of two SB2 registrations statements filed by the Company during the reporting period were $107,000 and $95,000, respectively, net of expenses.

AUDIT-RELATED  FEES

There were no other fees billed by Williams & Webster P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

There were an additional $11,000 of fees billed by Williams & Webster P.S. during the last two fiscal years for professional services rendered by Williams & Webster P.S. for tax compliance.

ALL  OTHER  FEES

There were (no ) other fees billed by Williams & Webster P.S. during the last two fiscal years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned thereto duly authorized.

                                                Cadence Resources Corporation
                                                (Registrant)



Date: January 28, 2005                           By: /s/ Howard M. Crosby
                                                    ----------------------------
                                                    Howard M. Crosby, President

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

    SIGNATURE                                                   OFFICE                          DATE
    ---------                                                   ------                          ----
 /s/Howard M. Crosby
--------------------------------                       President and  Director (Principal      January 28, 2005
 Howard M. Crosby                                      Executive Officer)

                                                       Vice President (Principal Financial     January 28, 2005
 /s/ John P. Ryan                                      and Principal Accounting Officer) and
--------------------------------                       Director
 John P. Ryan

 /s/ Kevin Stulp                                       Director                                January 28, 2005
 -------------------------------
 Kevin Stulp
                                                       Director                                January 28, 2005
 /s/ Glenn DeHekker
 -------------------------------
 Glenn DeHekker

 /s/ Jeffrey M. Christian                              Director                                January 28, 2005
 -------------------------------
 Jeffrey M. Christian

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