Form 10QSB
period 2004-12-31
CADENCE RESOURCES CORP
filed 2005-02-17
CIK 933157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10QSB


                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                      For the quarter ended December 31, 2004

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

The number of shares outstanding at December 31, 2004: 12,892,327 shares

                          CADENCE RESOURCES CORPORATION

                              Financial Statements
                                December 31, 2004

                          CADENCE RESOURCES CORPORATION

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

Statements of Operations and Comprehensive Loss. . . . . . . . . . . . . . . 3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . 6

Management Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . 8

                         CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS


                                                                           December 31,            September 30,
                                                                             2004        --------------------------
                                                                          (Unaudited)       2004            2003
                                                                          -----------    ------------    ------------
ASSETS

     CURRENT ASSETS
          Cash                                                            $   758,717    $ 1,922,993    $ 3,619,345
          Oil & gas revenue receivable                                        644,361        335,407         84,575
          Receivable from working interest owners                                   -              -         12,873
          Notes receivable                                                     23,720          8,720          3,720
          Prepaid expenses                                                     40,380         39,410          5,925
          Other current assets                                                    425            425            425
                                                                          -----------    -----------    -----------
              TOTAL CURRENT ASSETS                                          1,467,603      2,306,955      3,726,863
                                                                          -----------    -----------    -----------

     OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                                                 5,958,997      5,731,108        590,747
          Unproved properties                                                 605,157        505,501        833,836
          Wells and related equipment and facilities                          906,625        855,562        202,886
          Support equipment and facilities                                    506,427        506,427        151,963
          Prepaid oil and gas leases                                          428,794        456,219        395,973
          Less accumulated depreciation, depletion,
              amortization and impairment                                  (4,537,051)    (3,911,939)       (61,611)
                                                                          -----------    -----------    -----------
              TOTAL OIL AND GAS PROPERTIES                                  3,868,950      4,142,878      2,113,794
                                                                          -----------    -----------    -----------

     PROPERTY AND EQUIPMENT
          Furniture and equipment                                               4,785          4,785          1,660
          Less accumulated depreciation                                        (2,118)        (1,949)        (1,451)
                                                                          -----------    -----------    -----------
              TOTAL PROPERTY AND EQUIPMENT                                      2,668          2,836            209
                                                                          -----------    -----------    -----------

     OTHER ASSETS
          Investments                                                         938,955        238,088        394,454
          Mineral properties available for sale                               197,406        197,406        246,757
                                                                          -----------    -----------    -----------
              TOTAL OTHER ASSETS                                            1,136,361        435,494        641,211
                                                                          -----------    -----------    -----------

     TOTAL ASSETS                                                         $ 6,475,581    $ 6,888,163    $ 6,482,077
                                                                          ===========    ===========    ===========

               CADENCE RESOURCES CORPORATION
                       BALANCE SHEETS

                                                                                  December 31,            September 30,
                                                                                   2004          ----------------------------
                                                                                 (Unaudited)         2004            2003
                                                                                 ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                                       $    681,004    $    358,588    $    584,866
          Revenue distribution payable                                                 30,000          32,387          68,929
          Payable to related party                                                    300,000         300,000         550,000
          Accrued dividends payable                                                     8,996              --              --
          Accrued compensation                                                         15,000              --          94,920
          Interest payable                                                            152,466           4,781          15,752
          Notes payable                                                                    --              --         460,000
                                                                                 ------------    ------------    ------------
              TOTAL CURRENT LIABILITIES                                             1,187,466         695,756       1,774,467
                                                                                 ------------    ------------    ------------

      LONG-TERM LIABILITIES
              Secured notes, net of discount                                        5,205,294       5,071,147              --
                                                                                 ------------    ------------    ------------

      COMMITMENTS AND CONTINGENCIES                                                        --              --              --
                                                                                 ------------    ------------    ------------

      REDEEMABLE PREFERRED STOCK                                                       59,925          59,925          59,925
                                                                                 ------------    ------------    ------------

      STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, $.01 par value; 100,000,000 shares authorized,
              12,892,327, 12,892,327 and 12,512,827 shares issued and
              outstanding,
              respectively                                                            128,923         128,923         125,128
          Additional paid-in capital                                               18,986,462      18,995,458      18,343,422
          Stock options                                                             1,642,614       1,642,614       1,210,704
          Stock warrants                                                              794,512         794,512          51,375
          Accumulated deficit                                                     (21,077,032)    (20,035,605)    (14,863,687)
          Accumulated other comprehensive income (loss)                              (452,583)       (464,567)       (219,257)
                                                                                 ------------    ------------    ------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (22,896)      1,061,335       4,647,685
                                                                                 ------------    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                       $  6,475,581    $  6,888,163    $  6,482,077
                                                                                 ============    ============    ============

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                  December 31,
                                                  --------------------------------------------
                                                       2004            2003            2002
                                                   (Unaudited)     (Unaudited)     (Unaudited)
                                                  ------------    ------------    ------------
REVENUES
      Oil and gas sales net of production taxes   $    611,920    $    559,384    $     33,376
                                                  ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation, depletion and amortization         625,281         233,111           8,635
      Officers' and directors' compensation             70,499          55,000          45,000
      Consulting                                        56,633          58,413          78,230
      Professional fees                                142,086         290,047           8,035
      Oil and gas lease expenses                       182,395         109,386          20,352
      Oil and gas consulting                                --          15,000              --
      Exploration & drilling                           156,244          39,479              --
      Lease operating expenses                          28,367           1,248          36,516
      Other general and administrative                 212,103         134,980          36,203
                                                  ------------    ------------    ------------
           Total expenses                            1,473,609         936,664         232,971
                                                  ------------    ------------    ------------

OPERATING LOSS                                        (861,689)       (377,280)       (199,595)
                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSES)
      Interest income                                    8,827           3,980              80
      Interest expense                                (148,297)         (2,181)         (1,239)
      Partnership loss                                      --              --          (8,309)
      Loss on sale of investments                      (40,267)             --         (34,623)
                                                  ------------    ------------    ------------
           Total other income (expense)               (179,737)          1,799         (44,091)
                                                  ------------    ------------    ------------

LOSS BEFORE TAXES                                   (1,041,426)       (375,481)       (243,686)

INCOME TAX BENEFIT                                          --              --              --
                                                  ------------    ------------    ------------

NET LOSS                                            (1,041,426)       (375,481)       (243,686)

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on market value of
           investments                                  11,984        (107,293)          8,677
                                                  ------------    ------------    ------------

COMPREHENSIVE LOSS                                $ (1,029,442)   $   (482,774)   $   (235,009)
                                                  ============    ============    ============

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                           $      (0.08)   $      (0.03)   $      (0.03)
                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                             12,892,327      12,602,175       8,411,936
                                                  ============    ============    ============


       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                             December 31,
                                                              ------------------------------------------
                                                                   2004           2003           2002
                                                               (Unaudited)    (Unaudited)    (Unaudited)
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                       $(1,041,426)   $  (375,481)   $  (243,686)
      Adjustments to reconcile net loss to net cash
           used by operating activities:
                Loss (gain) on sale of investments                 40,267             --         34,623
                Amortization of deferred financing fees           134,147             --             --
                Depreciation, depletion and amortization          625,281        233,111          8,635
                Issuance of common stock for services                  --         25,000         10,800
                Investment given for services                          --             --          7,200
      Changes in assets and liabilities:
                Oil & gas revenue receivable                     (308,954)      (293,259)         3,275
                Receivable from working interest owners                --             --          2,601
                Note receivable                                   (15,000)            --        (18,994)
                Other current assets                                   --        (15,000)             1
                Prepaid expenses                                     (970)        (9,518)         7,500
                Deferred working interest                              --             --         12,826
                Accounts payable                                  322,416        137,029         31,494
                Interest payable                                  147,685             --             --
                Revenue distribution payable                       (2,387)        19,677         (4,140)
                Accrued expenses                                   15,000        (99,150)        30,000
                                                              -----------    -----------    -----------
           Net cash provided (used) by operating activities       (83,941)      (377,591)      (117,865)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of investments                                    (772,355)        (6,250)        (5,860)
      Sale of investments                                          42,268             --          4,389
      Purchase and development of proved and
           unproved properties                                   (326,610)    (1,598,752)       (18,005)
      Purchase of oil and gas leases                                   --        (21,615)       (47,500)
      Purchase of fixed assets                                    (23,638)      (226,004)        (4,466)
                                                              -----------    -----------    -----------
           Net cash provided (used) by investing activities    (1,080,335)    (1,852,621)       (71,442)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of notes payable                                        --       (360,000)            --
      Payments on payables to related parties                          --       (550,000)        50,000
      Issuance of preferred stock for cash                             --             --         30,000
      Issuance of common stock and warrants for cash                   --        275,000        110,000
                                                              -----------    -----------    -----------
           Net cash provided by financing activities                   --       (635,000)       190,000
                                                              -----------    -----------    -----------
           Net increase (decrease) in cash                    $(1,164,276)   $(2,865,212)   $       693
                                                              -----------    -----------    -----------


       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                Three Months Ended
                                                                    December 31,
                                                    -----------------------------------------
                                                        2004           2003           2002
                                                    (Unaudited)    (Unaudited)    (Unaudited)
                                                    -----------    -----------    -----------
Net increase (decrease) in cash (balance forward)   $(1,164,276)   $(2,865,212)   $       693

Cash, beginning of period                             1,922,993      3,619,345         40,011

                                                    -----------    -----------    -----------
Cash, end of period                                 $   758,717    $   754,133    $    40,704
                                                    ===========    ===========    ===========

Supplemental cash flow disclosure:
      Income taxes paid                             $        --    $        --    $        --
      Interest paid                                 $        --    $        --    $        --

Non-cash investing and financing activities:
      Common stock issued for services rendered     $        --    $    25,000    $    10,800
      Investment given for consulting services      $        --    $        --    $     7,200
Accrued redeemable preferred stock dividends        $     8,996    $        --    $        --





       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.


NOTE 2 - STOCKHOLDERS' EQUITY

During the three months ended December 31, 2004, no shares of common stock were issued.

NOTE 3 - LONG-TERM DEBT

In April 2004, the Company completed a private placement of $6,000,000 of senior secured notes from a group of institutional and individual lenders. A financing fee of $80,000 was paid in connection with the securing of this debt. This financing fee has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the period ending December 31, 2004, $40,993 of this financing fee was written off. These notes payable accrue interest at the rate of 10% per year (subject to increase under certain conditions), payable quarterly, with the principal due and payable on March 31,

                          CADENCE RESOURCES CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2006. The Company is obligated however, to make principal repayments equivalent to 10% of the principal amount of the notes on each of September 30 and December 31 of 2005 if the Company's weighted average share price falls below $5.00 per share at such times. The notes are secured by all of the assets of Cadence.

As part of the private placement, the noteholders received warrants to purchase a total of 765,000 shares of common stock, exercisable at $4 per share, expiring in three years. Both the number of warrants and the exercise price per share are adjustable, dependent upon certain future equity transactions of the Company. The value of the warrants upon issuance of $745,237 has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the three months ended December 31, 2004, $93,155 of this discount was written off. Additionally, a related party was granted 76,500 options valued at $71,910 as a finders fee related to these notes.

NOTE 4 - REDEEMABLE PREFERRED STOCK

On April 23, 2001 the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. No shares were issued and outstanding as of September 30, 2002. During the year ended September 30, 2003, the Company issued 34,950 shares of its preferred stock to investors at prices ranging from $1.50 to $2.00 per share for aggregate proceeds of $59,925. The shares are convertible to common stock at a price of $1.50 per share under certain terms and conditions. At September 30, 2003 the shares carried a preferred dividend of 15% per annum. During the year ended September 30, 2004, the dividend feature was discontinued because certain conditions, which required the payment of dividends, were considered satisfied.

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

At December 31, 2004, the Company had $8,996 accrued dividends payable to preferred shareholders.

NOTE 5 - SUBSEQUENT EVENTS

On November 19, 2004, the Company signed a letter of intent establishing a 60 day exclusivity period in order to conduct due diligence and negotiate terms for acquisition of all of the outstanding shares of Aurora Energy, Ltd., a privately held company based in Traverse City, Michigan in exchange for shares of common stock of Cadence. On January 31, 2005, Cadence, Aurora Acquisition Corp., a wholly owned subsidiary of Cadence, and Aurora entered into a definitive merger agreement providing for the acquisition of all of the outstanding shares and

                          CADENCE RESOURCES CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


options of Aurora by Cadence. The closing is conditioned upon, among other things, obtaining approval of Aurora's shareholders and the shares of Cadence's common stock being issued to Aurora's shareholders being registered on a Form S-4 registration statement. Upon consummation of the merger, (i) Cadence will issue two shares of its common stock for each share of Aurora common stock, (ii) all options and warrants to purchase Aurora common stock shall become options or warrants to receive shares of Cadence common stock, and (iii) Aurora will become a wholly owned subsidiary of Cadence. It is contemplated by the parties that if this effort is successfully consummated, Cadence will relocate its operational headquarters to Aurora's offices in Traverse City and the board of directors and management of Cadence will be significantly restructured.

On January 31, 2005, Cadence entered into a purchase agreement with twenty-two accredited investors pursuant to which the investors purchased 7,810,000 shares of common stock and common stock warrants enabling the warrant holders to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per share. The aggregate proceeds from the security sales were $9,762,500 before commissions.

On January 31, 2005, Cadence entered into an agreement with the seven accredited investors (each of whom signed the agreement in its April 2004 private placement) pursuant to which the Company was permitted to repay the $6,000,000 in notes held by such investors without any prepayment penalties in exchange for the exercise price of the warrants to purchase 765,000 shares of common stock issued in the April 2004 private placement being reduced from $4.00 per share to $1.25 per share. As part of this transaction, $5,000,000 of the notes were repaid in cash and $1,000,000 of the notes were converted into common stock and warrants of Cadence.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

         As a result of our change from a mineral exploration company to an oil and gas exploration company, in 2001 our Board determined to write-off and dispose of our inventory of mineral properties to the greatest extent possible. Because mineral properties at the exploration stage have limited marketability, and because the management of Cadence does not have the extensive time it would take to attempt to reach the limited number of buyers for our properties, we have not been successful at disposing of our properties in outright arms' length sales, but have chosen to write-down the carrying value of a substantial majority of our properties to zero, or to sell the properties to other entities controlled by the management of Cadence in non-arms' length transactions.


RECENT DEVELOPMENTS

         On November 19, 2004, Cadence issued a press release announcing that Cadence signed a letter of intent establishing a 60 day exclusivity period in order to conduct due diligence and negotiate terms for acquisition of all of the outstanding shares of Aurora Energy, Ltd., a privately held company based in Traverse City, Michigan in exchange for shares of common stock of Cadence. On January 31, 2005, Cadence, Aurora Acquisition Corp., a wholly owned subsidiary of Cadence, and Aurora entered into a definitive merger agreement providing for the acquisition of all of the outstanding shares and options of Aurora by Cadence. Upon consummation of the merger, (i) Cadence will issue two shares of its common stock for each share of Aurora common stock, (ii) all options and warrants to purchase Aurora common stock shall become options or warrants to receive shares of Cadence common stock, and (iii) Aurora will become a wholly owned subsidiary of Cadence.

         On January 31, 2005, Cadence entered into a purchase agreement (the "Purchase Agreement") with twenty two accredited investors (each of whom is listed on the schedules of purchasers to the purchase agreement) pursuant to which the investors purchased 7,810,000 shares of common stock and warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per share for $9,762,500. The Nathan A. Low Family Trust dated 4/12/96 and Bear Stearns as Custodian for Nathan A. Low Roth IRA, both of which are controlled by Nathan Low, a greater than 10% holder of Cadence's common stock, invested in Cadence pursuant to the Purchase Agreement. Sunrise Securities Corporation, an affiliate of Nathan Low, will receive a commission equal to $926,250 and a warrant to purchase 2,186,000 shares of Cadence's common stock for services rendered as the placement agent in the transaction.

CAPITAL RESOURCES AND LIQUIDITY

         From our reorganization in mid-2001 until the date of this report, we have funded our operations principally through the private sale of equity securities, borrowings from officers, directors and shareholders, and borrowings from third party individuals and we expect this to continue to be the case for at least the remainder of 2005. In February 2004, we borrowed $410,000 in short term notes from three directors of Cadence and a company of which two of Cadence's officers and directors are also affiliated. These notes bore interest at the rate of 12% per annum, and were repaid in full in April, 2004. On April 2, 2004, we issued $6,000,000 of senior secured notes to seven individual investors. These notes are secured by substantially all of our assets are due and payable on March 31, 2006 and bear interest at the rate of 10% per annum, payable quarterly. Pre-payments of 10% of the principal are required on September 30, 2005 and December 31, 2005 if the weighted average price of our common stock is less than $5 per share. Each $50,000 principal amount of the notes was accompanied by warrants to purchase 6,375 shares of our common stock, or an aggregate of 765,000 shares, at a price of $4.00 per share. The warrants expire on April 2, 2007. Subsequent to the end of this reporting period these secured notes were repaid in full.

         We realized net proceeds of $941,900 from the sale of our common stock and warrants during fiscal year 2002, net proceeds of approximately $4,830,000 from the sale of our common stock, preferred stock and warrants during the year ended September 30, 2003. Additionally, we received net proceeds of $288,500 from the sale of common stock and exercise of warrants during the year ended September 30, 2004.

         In the periods ended September 30, 2002, 2003 and 2004, we received approximately $86,000, $16,000 and $14,000 respectively from the sale of investments in various public companies. The sales of these investments were made to fund our working capital needs. Prior to our refocus upon the exploration and development of oil and gas properties, we would from time to time make investments in public companies. These investments were passive in nature and were generally relatively small. Given our focus on oil and gas, future investments of this nature are likely to be limited to opportunities that are of some strategic value to our core oil and gas business and are likely to be less passive in nature.

         In our 2001 fiscal year, we borrowed $125,000 from Howard Crosby, (an officer and shareholder of Cadence) and $10,000 from Dotson Exploration, a related party which is 48% owned by Messrs. Crosby and Ryan. These amounts were repaid in fiscal 2002 for cash of $45,000, and 300,000 shares of our common stock. In fiscal 2002, we had no net borrowings, and in the year ended September 30, 2003, we had total borrowings of $600,000, of which $140,000 was repaid in cash. As of September 30, 2003, $50,000 was owed to Nathan Low Family Trust, a shareholder of Cadence, $85,000 was owed to Mr. Crosby, $25,000 was owed to Kevin Stulp and $300,000 was owed to CGT Management Ltd. All of such amounts were repaid by in October of 2003. During the year ended September 30, 2004, we borrowed $410,000 in short-term notes from officers, directors, and other insiders of Cadence, as well as $1,000,000 of non-interest bearing short-term notes received in late March 2004. These liabilities were repaid in full in April 2004.

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

         As of December 31, 2004, we had cash and cash equivalents of approximately $958,105. We anticipate funding most of our near-term operating and administrative overhead out of revenues from the sale of our Texas oil production and Louisiana and Michigan gas production.

RESULTS OF OPERATIONS

For the periods ended December31, 2004 and 2003

         Revenues

During the quarter ended December 31, 2004, revenues from the sale of oil and gas totaled approximately $501,695, primarily from production from our wells in Texas, Louisiana and Michigan. This revenue came from the sale of 3,744 net barrels of oil at an average price of $47.27 per barrel from our wells in Texas and approximately 68,095 mcf of natural gas at an average price of $5.74 per mcf from our wells in Louisiana and Michigan.

Revenues from oil and gas exploration of $559,384 were received in the comparable period of fiscal 2003. Of our revenue during the quarter ended December 31, 2003, approximately $243,000 came from the sale of oil produced from our Texas properties at an average price of $29.96 per barrel. Revenues of approximately $296,000 came from the sale of natural gas produced from our Louisiana properties at an average price of $5.07 per Mcf. During the 2003 quarter we also received our first revenues of approximately $20,000 from our gas production in Michigan.

         Expenses

         Our expenses during this reporting period for 2003 and 2004 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, leases, drilling expenses, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

         The following table is a comparison of Cadence's two general categories of expenses for the years ended September 30 2004 and 2003, and the percentages each of these categories comprise of total expenses:

                                                QUARTER ENDED DECEMBER 31,
                                        ------------------------------------------
                                                   % of 2004             % of 2003
                                                     Total                 Total
                                           2004     Expenses     2003     Expenses
                                        ----------   -----    ----------   -------
Corporate and Administrative Overhead   $  481,321    32.7%   $  538,440    57.5%
Expenses from Oil and Gas Operations    $  992,287    67.3%   $  398,224    42.5%
                                        ----------   -----    ----------   -----
Total Expenses                          $1,473,608   100.0%   $  936,664   100.0%
                                        ==========   =====    ==========   =====

         When comparing the same reporting periods on a year over year basis, Cadence's general and administrative expenses increased from 2003 to 2004 by approximately $77,123, principally because of increased travel and other expenses associated with additional projects undertaken by the Company in Kansas and an increased pace of operations in Louisiana. However, professional fees decreased by $147,961 due to less legal and accounting work during 2004 as compared with the same period in 2003 when the Company was preparing and filing a registration statement with the S.E.C. Consulting fees paid out were uniform when compared over the same reporting periods, and officer and director compensation rose by approximately $15,000 reflecting the addition of additional personnel joining the Company due to the increased tempo of operations.

         The comparable year to year increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2004 and 2003 These expenses increased over six-fold from the prior year, primarily as a result of the decision to impair the carrying value of five wells drilled in Desoto Parish during the fiscal year.

                                                    QUARTERLY PERIOD ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                      2004                    2003
                                             --------------------    ---------------------
                                                        % of Total               % of Total
                                               2004      Expenses      2003       Expenses
                                             --------   ---------    --------    ---------
  Exploration and drilling                   $156,244        15.7%   $ 39,479          9.9%
  Depreciation, depletion and amortization   $625,281        63.0%   $233,111         58.5%
  Oil and gas lease expenses                 $182,395        18.4%   $109,386         27.5%
  Oil and gas lease operating expenses       $ 28,367         2.9%   $  1,248          0.3%
  Oil and gas consulting                     $      0                $ 15,000          3.8%
                                             --------   ---------    --------    ---------
Total Expenses from oil and gas operations   $992,287       100.0%   $398,224        100.0%
                                             ========   =========    ========    =========

         Although exploration and drilling expenses and oil and gas lease expenses increased by $594,063 from the 2003 reporting period, by far the largest increase in oil and gas related expenses came in the category of depreciation, depletion and amortization, which increased by $392,170 from the prior year, but as a percentage, only increased from 58.5% to 63.0% of the total. This was due primarily to the decision by Cadence to impair the carrying value of ______________________

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements which we expect to have a material effect on our consolidated financial position or results of operations.

ITEM  3.  CONTROLS AND PROCEDURES.

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

(b) Changes in internal controls. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. The Company is currently in the process of improving internal controls relating to transmittal of its financial information to its accountants in a more timely manner. To achieve this goal, the Company is implementing on a company-wide basis a computerized system which will automate the process of collection of financial data.

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


PART II

ITEM 1.   LEGAL PROCEEDINGS.

The management of the Company is unaware of any other pending or threatened legal proceedings involving the Company at this time.


ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.


We had 12,892,327 shares of common stock issued and outstanding as of December 31, 2004.

Common Stock
-------------

Options
-------

None issued during the reporting period.

Warrants
--------

None issued during the reporting period.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

None.

-------------

(b)   Reports on Form 8-K.

8-K   Current report, items 8.01   2004-11-23   Press release announcing the
                                                signing of a letter of letter of
                                                intent establishing a 60 day
                                                exclusivity period during which
                                                the Company would negotiate the
                                                terms of an acquisition of
                                                Aurora Energy, Ltd. of Traverse
                                                City, MI.

8-K   Current report, items 7.01   2004-10-18   Press release announcing the
      and 9.01                                  successful production of natural
                                                gas from the Billingsley Well in
                                                De Soto Parish, LA.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE RESOURCES CORPORATION


Dated:  Feb. 14, 2005                      By:  /s/ Howard Crosby
                                           -------------------------
                                           Howard Crosby
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:  Feb. 14, 2005                      By:  /s/ John P. Ryan
                                           -------------------------
                                           John P. Ryan
                                           Chief Financial Officer