Form 10QSB/A
period 2004-12-31
CADENCE RESOURCES CORP
filed 2005-02-22
CIK 933157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                  FORM 10QSB/A


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

Transitional Small Business Disclosure:              Yes  [ ]  No  [X]

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

Statements of Operations and Comprehensive Loss. . . . . . . . . . . . . . . 3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . 6

Management Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . 8

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS


                                                                          December 31,          September 30,
                                                                             2004        ----------------------------
                                                                          (Unaudited)       2004            2003
                                                                          -----------    ------------    ------------
ASSETS

     CURRENT ASSETS
          Cash                                                            $   758,717    $ 1,922,993    $ 3,619,345
          Oil & gas revenue receivable                                        644,361        335,407         84,575
          Receivable from working interest owners                                   -              -         12,873
          Notes receivable                                                     23,720          8,720          3,720
          Prepaid expenses                                                     40,380         39,410          5,925
          Other current assets                                                    425            425            425
                                                                          -----------    -----------    -----------
              TOTAL CURRENT ASSETS                                          1,467,603      2,306,955      3,726,863
                                                                          -----------    -----------    -----------

     OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                                                 5,958,997      5,731,108        590,747
          Unproved properties                                                 605,157        505,501        833,836
          Wells and related equipment and facilities                          906,625        855,562        202,886
          Support equipment and facilities                                    506,427        506,427        151,963
          Prepaid oil and gas leases                                          428,794        456,219        395,973
          Less accumulated depreciation, depletion,
              amortization and impairment                                  (4,537,051)    (3,911,939)       (61,611)
                                                                          -----------    -----------    -----------
              TOTAL OIL AND GAS PROPERTIES                                  3,868,950      4,142,878      2,113,794
                                                                          -----------    -----------    -----------

     PROPERTY AND EQUIPMENT
          Furniture and equipment                                               4,785          4,785          1,660
          Less accumulated depreciation                                        (2,118)        (1,949)        (1,451)
                                                                          -----------    -----------    -----------
              TOTAL PROPERTY AND EQUIPMENT                                      2,668          2,836            209
                                                                          -----------    -----------    -----------

     OTHER ASSETS
          Investments                                                         938,955        238,088        394,454
          Mineral properties available for sale                               197,406        197,406        246,757
                                                                          -----------    -----------    -----------
              TOTAL OTHER ASSETS                                            1,136,361        435,494        641,211
                                                                          -----------    -----------    -----------

     TOTAL ASSETS                                                         $ 6,475,581    $ 6,888,163    $ 6,482,077
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

RESULTS OF OPERATIONS

For the periods ended December 31, 2004 and 2003

         Revenues

During the quarter ended December 31, 2004, revenues from the sale of oil and gas totaled approximately $611,920, primarily from production from our wells in Texas, Louisiana and Michigan. This revenue came from the sale of 3,744 net barrels of oil at an average price of $47.27 from our wells in Texas and approximately 68,095 mcf of natural gas at an average price of $5.74 per mcf from our wells in Louisiana and Michigan.

Revenues from the sale of oil and gas totaling $559,384 were received in the comparable period of fiscal 2003. Of our revenue during the quarter ended December 31, 2003, approximately $243,000 came from the sale of oil produced from our Texas properties at an average price of $29.96 per barrel. Revenues of approximately $296,000 came from the sale of natural gas produced from our Louisiana properties at an average price of $5.07 per mcf. During the 2003 quarter we also received our first revenues of approximately $20,000 from our gas production in Michigan.

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

         The following table is a comparison of Cadence's two general categories of expenses for the years ended September 30 2004 and 2003, and the percentages each of these categories comprise of total expenses:

                                                QUARTER ENDED DECEMBER 31,
                                        ------------------------------------------
                                                   % of 2004             % of 2003
                                                     Total                 Total
                                           2004     Expenses     2003     Expenses
                                        ----------  --------  ----------   -------
Corporate and Administrative Overhead   $  481,321    32.7%   $  538,440    57.5%
Expenses from Oil and Gas Operations    $  992,287    67.3%   $  398,224    42.5%
                                        ----------   -----    ----------   -----
Total Expenses                          $1,473,608   100.0%   $  936,664   100.0%
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

                                                    QUARTERLY PERIOD ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                      2004                    2003
                                             --------------------    ---------------------
                                                        % of Total               % of Total
                                               2004      Expenses      2003       Expenses
                                             --------   ----------   --------    ---------
  Exploration and drilling                   $156,244        15.7%   $ 39,479          9.9%
  Depreciation, depletion and amortization   $625,281        63.0%   $233,111         58.5%
  Oil and gas lease expenses                 $182,395        18.4%   $109,386         27.5%
  Oil and gas lease operating expenses       $ 28,367         2.9%   $  1,248          0.3%
  Oil and gas consulting                     $      0                $ 15,000          3.8%
                                             --------   ---------    --------    ---------
Total Expenses from oil and gas operations   $992,287       100.0%   $398,224        100.0%
                                             ========   =========    ========    =========

         Although exploration and drilling expenses and oil and gas lease expenses increased by $594,063 from the 2003 reporting period, by far the largest increase in oil and gas related expenses came in the category of depreciation, depletion and amortization, which increased by $392,170 from the prior year, but as a percentage, only increased from 58.5% to 63.0% of the total. This was due primarily to the decision by Cadence to impair the carrying value of three of our gas wells in Louisiana.

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the section captioned "Management's Discussion and Analysis or Plan of Operation," as well as any cautionary language in this Form 10-QSB/A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors and prospective investors in our common stock should be aware that the occurrence of the events described in the "Management's Discussion and Analysis or Plan of Operation" section and elsewhere in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition.


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

CADENCE RESOURCES CORPORATION


Dated:  Feb. 18, 2005                      By:  /s/ Howard Crosby
                                           -------------------------
                                           Howard Crosby
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:  Feb. 18, 2005                      By:  /s/ John P. Ryan
                                           -------------------------
                                           John P. Ryan
                                           Chief Financial Officer