Form 10QSB
period 2005-03-31
CADENCE RESOURCES CORP
filed 2005-05-23
CIK 933157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10QSB


                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                      For the quarter ended March 31, 2005

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

                                     Common
                                (Title of Class)

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                    Yes  |X|   No  |_|

Transitional Small Business Disclosure:             Yes  |_|   No  |X|

The  number  of  shares  outstanding  at  March 31, 2005: 20,702,327 shares

================================================================================
                          CADENCE RESOURCES CORPORATION


                              Financial Statements
                                 March 31, 2005


================================================================================

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

Statements of Operations and Comprehensive Loss. . . . . . . . . . . . . . . 3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . 6

Management Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . 9

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                         March 31,
                                                            2005                 September 30,
                                                        (Unaudited)          2004             2003
                                                        ------------     ------------     ------------
ASSETS

     CURRENT ASSETS
          Cash                                          $  2,294,111     $  1,922,993     $  3,619,345
          Oil & gas revenue receivable                       469,465          335,407           84,575
          Receivable from working interest owners                 --               --           12,873
          Notes receivable                                    23,720            8,720            3,720
          Prepaid expenses                                    36,780           39,410            5,925
          Other current assets                                   425              425              425
                                                        ------------     ------------     ------------
              TOTAL CURRENT ASSETS                         2,824,501        2,306,955        3,726,863
                                                        ------------     ------------     ------------

     OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                                6,017,655        5,731,108          590,747
          Unproved properties                                676,327          505,501          833,836
          Wells and related equipment and facilities         992,663          855,562          202,886
          Support equipment and facilities                   513,474          506,427          151,963
          Prepaid oil and gas leases                         501,113          456,219          395,973
          Less accumulated depreciation, depletion,
              amortization and impairment                 (5,408,080)      (3,911,939)         (61,611)
                                                        ------------     ------------     ------------
              TOTAL OIL AND GAS PROPERTIES                 3,293,152        4,142,878        2,113,794
                                                        ------------     ------------     ------------

     PROPERTY AND EQUIPMENT
          Furniture and equipment                              4,785            4,785            1,660
          Less accumulated depreciation                       (2,283)          (1,949)          (1,451)
                                                        ------------     ------------     ------------
              TOTAL PROPERTY AND EQUIPMENT                     2,502            2,836              209
                                                        ------------     ------------     ------------

     OTHER ASSETS
          Investments                                        928,701          238,088          394,454
          Mineral properties available for sale              197,406          197,406          246,757
                                                        ------------     ------------     ------------
              TOTAL OTHER ASSETS                           1,126,107          435,494          641,211
                                                        ------------     ------------     ------------

     TOTAL ASSETS                                       $  7,246,262     $  6,888,163     $  6,482,077
                                                        ============     ============     ============

        See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                           March 31,
                                                                              2005                 September 30,
                                                                           (Unaudited)         2004             2003
                                                                          ------------     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                                $    178,792     $    358,588     $    584,866
          Revenue distribution payable                                          36,619           32,387           68,929
          Payable to related party                                                  --          300,000          550,000
          Accrued dividends payable                                             11,243               --               --
          Accrued compensation                                                  12,500               --           94,920
          Interest payable                                                          --            4,781           15,752
          Notes payable                                                             --               --          460,000
                                                                          ------------     ------------     ------------
              TOTAL CURRENT LIABILITIES                                        239,154          695,756        1,774,467
                                                                          ------------     ------------     ------------

      LONG-TERM LIABILITIES
              Secured notes, net of discount                                        --        5,071,147               --
                                                                          ------------     ------------     ------------

      COMMITMENTS AND CONTINGENCIES                                                 --               --               --
                                                                          ------------     ------------     ------------

      REDEEMABLE PREFERRED STOCK                                                59,925           59,925           59,925
                                                                          ------------     ------------     ------------

      STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, $.01 par value; 100,000,000 shares authorized,
              20,702,327, 12,892,327 and 12,512,827 shares issued and
              outstanding,
              respectively                                                     207,023          128,923          125,128
          Additional paid-in capital                                        24,006,490       18,995,458       18,343,422
          Stock options                                                      1,642,614        1,642,614        1,210,704
          Stock warrants                                                     4,480,387          794,512           51,375
          Accumulated deficit                                              (22,926,494)     (20,035,605)     (14,863,687)
          Accumulated other comprehensive income (loss)                       (462,837)        (464,567)        (219,257)
                                                                          ------------     ------------     ------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           6,947,183        1,061,335        4,647,685
                                                                          ------------     ------------     ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                $  7,246,262     $  6,888,163     $  6,482,077
                                                                          ============     ============     ============

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                          Three Months Ended
                                                                               March 31,
                                                            -----------------------------------------------
                                                                2005             2004             2003
                                                             (Unaudited)      (Unaudited)      (Unaudited)
                                                            ------------     ------------     ------------
REVENUES
     Oil and gas sales net of production taxes              $    536,340     $    688,368     $     44,449
                                                            ------------     ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Depreciation, depletion and amortization                    871,193          309,173            8,496
     Officers' and directors' compensation                        78,483           35,000          173,477
     Consulting                                                   11,353           82,100           21,425
     Professional fees                                           204,323          150,389           41,393
     Oil and gas lease expenses                                  108,944          114,126           39,095
     Oil and gas consulting                                       70,000           27,500               --
     Oil and gas production costs                                  3,587           33,171            3,587
     Exploration & drilling                                        5,125           12,000               --
     Lease operating expenses                                    103,760            2,410            5,663
     Other general and administrative                            208,529           60,223           26,222
                                                            ------------     ------------     ------------
         Total expenses                                        1,665,297          826,092          315,771
                                                            ------------     ------------     ------------

OPERATING LOSS                                                (1,128,957)        (137,724)        (271,322)
                                                            ------------     ------------     ------------

OTHER INCOME (EXPENSES)
     Interest income                                               1,043              213               46
     Interest expense                                            (61,837)          (8,132)         (81,762)
     Partnership loss                                                 --               --             (159)
     Refund of production taxes                                       --            5,155               --
     Miscellaneous income                                            846              846
     Loss on repayemt of debt                                   (660,559)        (660,559)
     Loss on sale of investments                                 (40,267)
     Gain (loss) on disposition and impairment of assets              --             (720)         (29,969)
                                                            ------------     ------------     ------------
         Total other income (expense)                           (720,507)          (3,484)        (111,844)
                                                            ------------     ------------     ------------

LOSS BEFORE TAXES                                             (1,849,464)        (141,208)        (383,166)

INCOME TAX BENEFIT                                                    --               --               --
                                                            ------------     ------------     ------------

NET LOSS                                                      (1,849,464)        (141,208)        (383,166)

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) on market value of
         investments                                             (10,254)        (103,299)          32,655
                                                            ------------     ------------     ------------

COMPREHENSIVE LOSS                                          $ (1,859,718)    $   (244,507)    $   (350,511)
                                                            ============     ============     ============

NET LOSS PER COMMON SHARE
     BASIC AND DILUTED                                      $      (0.10)    $      (0.02)    $      (0.04)
                                                            ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                                        18,098,994       12,645,330        9,037,193
                                                            ============     ============     ============


                                                                          Six Months Ended
                                                                               March 31,
                                                            -----------------------------------------------
                                                                2005             2004             2003
                                                             (Unaudited)      (Unaudited)      (Unaudited)
                                                            ------------     ------------     ------------
REVENUES
     Oil and gas sales net of production taxes              $  1,148,260     $  1,247,752     $     77,825
                                                            ------------     ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Depreciation, depletion and amortization                  1,496,474          542,284           17,131
     Officers' and directors' compensation                       148,982           90,000          218,477
     Consulting                                                   67,986          140,513           99,655
     Professional fees                                           346,409          440,436           49,428
     Oil and gas lease expenses                                  291,339          223,512           59,447
     Oil and gas consulting                                       70,000           42,500               --
     Oil and gas production costs                                 72,650
     Exploration & drilling                                      161,369           12,000               --
     Lease operating expenses                                    132,127            3,658           42,179
     Other general and administrative                            420,632          195,203           62,425
                                                            ------------     ------------     ------------
         Total expenses                                        3,138,905        1,762,756          548,742
                                                            ------------     ------------     ------------

OPERATING LOSS                                                (1,990,645)        (515,004)        (470,917)
                                                            ------------     ------------     ------------

OTHER INCOME (EXPENSES)
     Interest income                                               9,870            4,193              126
     Interest expense                                           (210,134)         (10,313)         (83,001)
     Partnership loss                                             (8,468)
     Refund of production taxes                                       --            5,155               --
     Miscellaneous income
     Loss on repayemt of debt
     Loss on sale of investments
     Gain (loss) on disposition and impairment of assets              --             (720)         (64,592)
                                                            ------------     ------------     ------------
         Total other income (expense)                           (900,244)          (1,685)        (155,935)
                                                            ------------     ------------     ------------

LOSS BEFORE TAXES                                             (2,890,889)        (516,689)        (626,852)

INCOME TAX BENEFIT                                                    --               --               --
                                                            ------------     ------------     ------------

NET LOSS                                                      (2,890,889)        (516,689)        (626,852)

OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized gain (loss) on market value of
         investments                                               1,730         (210,593)          41,332
                                                            ------------     ------------     ------------

COMPREHENSIVE LOSS                                          $ (2,889,159)    $   (727,282)    $   (585,520)
                                                            ============     ============     ============

NET LOSS PER COMMON SHARE
     BASIC AND DILUTED                                      $      (0.19)    $      (0.06)    $      (0.07)
                                                            ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                                        15,495,660       12,630,615        8,721,129
                                                            ============     ============     ============

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                   March 31,
                                                                ----------------------------------------------
                                                                    2005             2004             2003
                                                                 (Unaudited)      (Unaudited)      (Unaudited)
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                        $ (2,890,889)    $   (516,689)    $   (626,852)
       Adjustments to reconcile net loss to net cash
            used by operating activities:
                  Loss (gain) on sale of investments                  40,267              720           64,592
                  Loss on repayment of debt                          660,559               --
                  Partnership loss                                        --               --            8,468
                  Amortization of deferred financing fees            268,204               --               --
                  Depreciation, depletion and amortization         1,496,474          542,284           17,131
                  Issuance of common stock for services                   --           97,175          142,200
                  Issuance of common stock for loan
                     consideration                                        --               --           78,000
                  Investment given for services                           --               --            7,200
       Changes in assets and liabilities:
                  Oil & gas revenue receivable                      (134,058)        (301,065)           9,159
                  Receivable from working interest owners                 --               --            3,164
                  Prepaid expenses                                     2,630         (131,300)          15,000
                  Note receivable                                    (15,000)              --           (3,241)
                  Other current assets                                    --          (27,000)               6
                  Prepaid mineral leases                                  --               --           47,258
                  Deferred working interest                               --               --          (22,184)
                  Accounts payable                                  (179,796)          48,908           20,367
                  Revenue distribution payable                         4,272           67,866            1,314
                  Interest payable                                    (4,781)          (2,698)           2,433
                  Accrued expenses                                    12,500          (86,755)          39,500
                                                                ------------     ------------     ------------
            Net cash provided (used) by operating activities        (739,618)        (308,554)        (196,485)
                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                      (738,644)          (6,250)          (9,172)
       Sale of investments                                            33,295            4,300           15,279
       Purchase of fixed assets                                     (189,042)        (375,708)         (44,467)
       Purchase of proved and unproved properties                   (457,373)      (2,846,068)        (177,995)
       Purchase of mineral leases                                         --         (376,522)         (47,500)
                                                                ------------     ------------     ------------
            Net cash provided (used) by investing activities      (1,351,764)      (3,600,248)        (263,855)
                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                  (5,000,000)        (425,000)              --
       Proceeds from notes payable                                        --          475,000          300,000
       Payment on payables to related parties                       (300,000)        (550,000)              --
       Proceeds from secured notes payable                         1,000,000               --
       Issuance of redeemable preferred stock for cash                    --               --           59,925
       Issuance of common stock and warrants for cash              7,762,500          275,000          110,000
                                                                ------------     ------------     ------------
            Net cash provided by financing activities              2,462,500          775,000          469,925
                                                                ------------     ------------     ------------
            Net increase (decrease) in cash                     $    371,118     $ (3,133,802)    $      9,585
                                                                ------------     ------------     ------------

        See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       March 31,
                                                      ---------------------------------------------
                                                          2005            2004             2003
                                                       (Unaudited)     (Unaudited)      (Unaudited)
                                                      ------------    ------------     ------------
Net increase (decrease) in cash (balance forward)     $    371,118    $ (3,133,802)    $      9,585

Cash, beginning of period                                1,922,993       3,619,345           40,011

                                                      ------------    ------------     ------------
Cash, end of period                                   $  2,294,111    $    485,543     $     49,596
                                                      ============    ============     ============

Supplemental cash flow disclosure:

       Income taxes paid                              $         --    $         --     $         --
       Interest paid                                  $    150,000    $         --     $         --

Non-cash investing and financing activities:

       Common stock issued for services rendered
            and accrued compensation                  $         --    $     97,175     $    142,200
       Common stock issued for loan consideration     $         --    $         --     $     78,000
       Investment given for consulting services       $         --    $         --     $      7,200
       Issuance of common stock for loan repayment    $  1,000,000    $         --     $         --

        See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

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

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

NOTE 3 - LONG-TERM DEBT

In April 2004, the Company completed a private placement of $6,000,000 of senior secured notes from a group of institutional and individual lenders. A financing fee of $80,000 was paid in connection with the securing of this debt. This financing fee has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the period ending March 31, 2005, $10,000 of this financing fee was written off. These notes payable accrue interest at the rate of 10% per year (subject to increase under certain conditions), payable quarterly, with the principal due and payable on March 31, 2006. The Company is obligated however, to make principal repayments equivalent to 10% of the principal amount of the notes on each of September 30 and December 31 of 2005 if the Company's weighted average share price falls below $5.00 per share at such times. The notes are secured by all of the assets of Cadence.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

As part of the private placement, the noteholders received warrants to purchase a total of 765,000 shares of common stock, exercisable at $4 per share, expiring in three years. Both the number of warrants and the exercise price per share are adjustable, dependent upon certain future equity transactions of the Company. The value of the warrants upon issuance of $745,237 has been recorded as a discount on long-term debt, and will be written off ratably over the life of the debt. For the three months ended March 31, 2005, $93,155 of this discount was written off. Additionally, a related party was granted 76,500 options valued at $71,910 as a finders fee related to these notes.

On January 31, 2005, Cadence entered into an agreement with the seven accredited investors (each of whom signed the agreement in its April 2004 private placement) pursuant to which the Company was permitted to repay the $6,000,000 in notes held by such investors without any prepayment penalties in exchange for the exercise price of the warrants to purchase 765,000 shares of common stock issued in the April 2004 private placement being reduced from $4.00 per share to $1.25 per share. As part of this transaction, $5,000,000 of the notes were repaid in cash and $1,000,000 of the notes were converted into common stock and warrants of Cadence (see Note 2). Additionally, all deferred financing costs associated with these notes were written off, resulting in a loss on repayment of debt in the amount of $660,559. As of March 31, 2005, the Company has no long term debt outstanding.

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

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005

At March 31, 2005, the Company had $11,243 of accrued dividends payable to preferred shareholders.

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

On May 11, 2005, the Company filed Form S-4, registering up to 48,297,694 shares of its common stock, 10,205,328 shares of which are issuable upon exercise of options, for issuance to the shareholders and option holders of Aurora Energy, Ltd. pursuant to the agreement and plan of merger between Cadence, Aurora Acquisition Corp., Cadence's wholly owned subsidiary, and Aurora Energy, Ltd.

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

           Following a corporate reorganization in May 2001 to shift our focus to oil and gas exploration, we began to lease oil and gas properties in Louisiana in the fall of 2001, and in both Texas and Louisiana in fiscal 2002, but did not produce commercial quantities of oil and gas until the fourth quarter of the fiscal year ended September 30, 2002, when production began from our properties in Texas. During the fourth quarter of 2003, we began to produce gas from our properties in Louisiana that we are developing together with Bridas Energy USA, Inc.

           As a result of our change from a mineral exploration company to an oil and gas exploration company in 2001, our Board determined to write-off and dispose of our inventory of mineral properties to the greatest extent possible. Because mineral properties at the exploration stage have limited marketability, and because the management of Cadence does not have the extensive time it would take to attempt to reach the limited number of buyers for our properties, we have not been successful at disposing of our properties in outright arms' length sales, but have chosen to write-down the carrying value of a substantial majority of our properties to zero, or to sell the properties to other entities controlled by the management of Cadence in non-arms' length transactions.


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

           On January 31, 2005, Cadence entered into a purchase agreement (the "Purchase Agreement") with twenty two accredited investors (each of whom is listed on the schedules of purchasers to the purchase agreement) pursuant to which the investors purchased 7,810,000 shares of common stock and warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per share for $9,762,500. The Nathan A. Low Family Trust dated 4/12/96 and Bear Stearns as Custodian for Nathan A. Low Roth IRA, both of which are controlled by Nathan Low, a greater than 10% holder of Cadence's common stock, invested in Cadence pursuant to the Purchase Agreement. Sunrise Securities Corporation, an affiliate of Nathan Low, received a commission equal to $926,250 and a warrant to purchase 2,186,000 shares of Cadence's common stock for services rendered as the placement agent in the transaction. On May 11, 2005 the Company filed a registration statement on Form S4 which seeks to register the shares to be exchanged to the Aurora stockholder in exchange for shares of the Company and describes in greater detail the reasons for the transaction and the business of Aurora.

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

           On April 2, 2004, we issued $6,000,000 of senior secured notes to seven individual investors. These notes are secured by substantially all of our assets are due and payable on March 31, 2006 and bear interest at the rate of 10% per annum, payable quarterly. Pre-payments of 10% of the principal are required on September 30, 2005 and December 31, 2005 if the weighted average price of our common stock is less than $5 per share. Each $50,000 principal amount of the notes was accompanied by warrants to purchase 6,375 shares of our common stock, or an aggregate of 765,000 shares, at a price of $4.00 per share. The warrants expire on April 2, 2007. During this reporting period these secured notes were repaid in full. In conjunction with early repayment of the notes, the exercise price of the warrants was lowered to $1.25.

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

           On January 31, 2005, we entered into a share purchase agreement with twenty-two accredited investors pursuant to which the investors purchased 7,810,000 shares of common stock and common stock warrants enabling the warrant holders to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per share. The aggregate proceeds from the security sales were $9,762,500 before commissions. The proceeds of this financing were used in part to retire the April 2, 2004 debt financing and all accrued interest thereon.

           We spent $144,000 in fiscal 2002, $321,000 in fiscal 2003 and $530,167 in fiscal 2004 for oil and gas lease expenses and lease operating expenses. In the same periods we spent $134,000, $145,000, and $308,000, respectively, for oil and gas drilling, production and operating expenses. We obtain professional oil and gas geologic and engineering services solely on a consulting basis. We spent approximately $934,000 in fiscal 2002, $591,000 in fiscal 2003 and $424,873 in fiscal 2004, for consulting services in various disciplines.

           During fiscal 2002, 2003 and 2004, we purchased fixed assets in the amounts of $172,000, $183,000 and $980,000, respectively. These expenditures were primarily related to the purchase of well equipment, including pipelines, tanks, casings and pumping units.

           As of March 31, 2005, we had cash and cash equivalents of approximately $2,824,501. We anticipate funding most of our near-term operating and administrative overhead out of revenues from the sale of our Texas oil production and Louisiana and Michigan gas production.

Results of Operations

For the periods ended March 31, 2005 and 2004

           Revenues

              During the quarter ended March 31, 2005, revenues from the sale of oil and gas totaled approximately $536,340, primarily from production from our wells in Texas, Louisiana and Michigan. This revenue came from the sale of 4,455 net barrels of oil at an average price of $48.17 per barrel for revenues of $214,617 from our wells in Texas. The balance of our revenues of $321,723 came from the sale of natural gas from our wells in Louisiana and Michigan.

              Comparing this to the net revenue from the quarter ended March 31, 2004, approximately $249,815 came from the sale of oil produced from our Texas properties, $52,494 came from the sale of natural gas at our Michigan properties, and $375,997 came from the sale of natural gas produced from our Louisiana properties.

           Expenses

           Our expenses during this reporting period for 2005 and 2004 break into two general categories: corporate and administrative overhead and expenses from oil and gas operations. Our overall general and administrative expenses include officer compensation, rent, travel, audits and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity. Expenses from oil and gas operations include consulting fees for technical and professional services related to oil and gas activities, leases, drilling expenses, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, and other expenses related to the procurement and development of oil and gas properties.

           The following table is a comparison of Cadence's two general categories of expenses for the quarters ended March 31, 2005 and March 31, 2004, and the percentages each of these categories comprise of total expenses:

--------------------------------------------------------------------------------------------------------------
                                                     Quarter Ended March 31,
-------------------------------------------------------------------------------------------------------------
                                                                    % of 2005                    % of 2004
                                                     2005         Total Expenses      2004     Total Expenses
---------------------------------------------------------------- ------------------------------ --------------
Corporate and Administrative Overhead              $502,688          30.25%         $327,712        39.10%
---------------------------------------------------------------- ------------------------------ --------------
Expenses from Oil and Gas Operations              $1,159,022         69.75%         $510,380        60.90%
---------------------------------------------------------------- ------------------------------ --------------
Total Expenses                                    $1,661,710         100.0%         $838,092        100.0%
------------------------------------------------================ ============================== ==============

           When comparing the same reporting periods on a year over year basis, Cadence's uncategorized general and administrative expenses increased from 2004 to 2005 by approximately $148,306, principally because of increased travel and other expenses associated with the proposed acquisition of Aurora Energy, and increased business activity in Texas and Kansas. Professional fees also increased by about $54,000 due to added legal and accounting work associated with the proposed acquisition, the equity financing undertaken, and the retirement of the Company debt facility.

           The comparable year to year increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2005 and 2004.

--------------------------------------------------------- --------------------------------------------------------------------
                                                                                 Quarterly Period Ended March 31,
--------------------------------------------------------- --------------------------------------------------------------------
                                                                         2005                           2004
--------------------------------------------------------- ---------------------------------- ---------------------------------
                                                                       % of Total                                % of Total
                                                              2005              Expenses          2004            Expenses
--------------------------------------------------------- ---------------------------------- ---------------- ----------------
      Exploration and drilling                                  $5,125            0.44%          $12,000           2.35%
--------------------------------------------------------- ---------------------------------- ---------------- ----------------
      Depreciation, depletion and amortization                $871,193           75.17%         $309,173          60.58%
--------------------------------------------------------- ---------------------------------- ---------------- ----------------
      Oil and gas lease expenses                              $108,944            9.40%         $114,126          22.36%
--------------------------------------------------------- ---------------------------------- ---------------- ----------------
      Oil and gas lease operating expenses                    $103,760            8.95%          $47,581           9.32%
--------------------------------------------------------- ---------------------------------- ---------------- ----------------
      Oil and gas consulting                                   $70,000            6.04%          $27,500           5.39%
--------------------------------------------------------- ---------------------------------- ---------------- ----------------
Total Expenses from oil and gas operations                  $1,159,022           100.0%         $510,380          100.0%
--------------------------------------------------------- ================================== ================ ================


           Oil and gas lease expenses and lease operating expenses increased by $50,977 from the 2004 reporting period. The largest increase in oil and gas related expenses came in the category of depreciation, depletion and amortization, which increased by $562,020 from the prior year, and as a percentage, increased from 60.58% to 75.17% of the total.

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


ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.


We had 20,702,327 shares of common stock issued and outstanding as of March 31, 2005.

Common Stock
-------------
As part of the private placement described above the Company issued 7,810,000 shares of common stock.

Options
-------

The Board of the Company has approved a total of 250,000 options to be issued to the five members of the Board of Directors as retention options for service in 2005. These director options had not been issued as of the end of the reporting period and are therefore not reflected in the financial statements attached. The Company also issued 76,500 broker options as compensation in relation to a financing.

Warrants
--------
As part of the private placement described above the Company issued warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

None.

-------------

(b) Reports on Form 8-K.

   Current report, items 1.01 and 9.01      2005-02-02       000-25170
                                                             ---------

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE RESOURCES CORPORATION

Dated:  May 23, 2005


By: /s/  Howard Crosby
-------------------------
Howard Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Dated:  May 23, 2005


By: /s/  John P. Ryan
-------------------------
John P. Ryan
Chief Financial Officer