Form 10QSB
period 2005-06-30
CADENCE RESOURCES CORP
filed 2005-08-15
CIK 933157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10QSB

                     Under Section 12(b) or Section 12(g) of
                       The Securities Exchange Act of 1934
                       For the quarter ended June 30, 2005

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

The  number  of  shares  outstanding  at  June 30, 2005: 20,702,327 shares

================================================================================


                          CADENCE RESOURCES CORPORATION

                              Financial Statements
                                  June 30, 2005


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

Statements of Operations and Comprehensive Loss. . . . . . . . . . . . . . . 3

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . 6

Management Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . 9

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS


                                                         June30             September 30,
                                                          2005        --------------------------
                                                       (Unaudited)      2004            2003
                                                       -----------    -----------    -----------
ASSETS

      CURRENT ASSETS
          Cash                                         $ 1,657,209    $ 1,922,993    $ 3,619,345
          Oil & gas revenue receivable                     517,823        335,407         84,575
          Receivable from working interest owners               --             --         12,873
          Notes receivable                                  23,720          8,720          3,720
          Prepaid expenses                                 496,837         39,410          5,925
          Other current assets                                 425            425            425
                                                       -----------    -----------    -----------
               TOTAL CURRENT ASSETS                      2,696,014      2,306,955      3,726,863
                                                       -----------    -----------    -----------

      OIL AND GAS PROPERTIES, USING
          SUCCESSFUL EFFORTS ACCOUNTING
          Proved properties                              6,303,405      5,731,108        590,747
          Unproved properties                              673,125        505,501        833,836
          Wells and related equipment and facilities     1,066,423        855,562        202,886
          Support equipment and facilities                 538,107        506,427        151,963
          Prepaid oil and gas leases                       413,085        456,219        395,973
          Less accumulated depreciation, depletion,
               amortization and impairment              (6,101,065)    (3,911,939)       (61,611)
                                                       -----------    -----------    -----------
               TOTAL OIL AND GAS PROPERTIES              2,893,080      4,142,878      2,113,794
                                                       -----------    -----------    -----------

      PROPERTY AND EQUIPMENT
          Furniture and equipment                            4,785          4,785          1,660
          Less accumulated depreciation                     (2,450)        (1,949)        (1,451)
                                                       -----------    -----------    -----------
               TOTAL PROPERTY AND EQUIPMENT                  2,335          2,836            209
                                                       -----------    -----------    -----------

      OTHER ASSETS
          Investments                                      907,039        238,088        394,454
          Mineral properties available for sale            197,406        197,406        246,757
                                                       -----------    -----------    -----------
               TOTAL OTHER ASSETS                        1,104,445        435,494        641,211
                                                       -----------    -----------    -----------

      TOTAL ASSETS                                     $ 6,695,874    $ 6,888,163    $ 6,482,077
                                                       ===========    ===========    ===========

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                                 BALANCE SHEETS


                                                                          June 30              September 30,
                                                                           2005          ----------------------------
                                                                         (Unaudited)        2004             2003
                                                                         ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable                                               $    257,776    $    358,588    $    584,866
          Revenue distribution payable                                         34,620          32,387          68,929
          Payable to related party                                                 --         300,000         550,000
          Accrued dividends payable                                            13,490              --              --
          Accrued compensation                                                 22,500              --          94,920
          Interest payable                                                         --           4,781          15,752
          Notes payable                                                            --              --         460,000
                                                                         ------------    ------------    ------------
               TOTAL CURRENT LIABILITIES                                      328,386         695,756       1,774,467
                                                                         ------------    ------------    ------------

      LONG-TERM LIABILITIES
               Secured notes, net of discount                                      --       5,071,147              --
                                                                         ------------    ------------    ------------

      COMMITMENTS AND CONTINGENCIES                                                --              --              --
                                                                         ------------    ------------    ------------

      REDEEMABLE PREFERRED STOCK                                               59,925          59,925          59,925
                                                                         ------------    ------------    ------------

      STOCKHOLDERS' EQUITY
          Common stock, $.01 par value; 100,000,000 shares authorized,
               20,702,327, 12,892,327 and 12,512,827 shares issued and
               outstanding,
               respectively                                                   207,023         128,923         125,128
          Additional paid-in capital                                       24,004,243      18,995,458      18,343,422
          Stock options                                                     1,642,614       1,642,614       1,210,704
          Stock warrants                                                    4,480,387         794,512          51,375
          Accumulated deficit                                             (23,525,705)    (20,035,605)    (14,863,687)
          Accumulated other comprehensive income (loss)                      (500,999)       (464,567)       (219,257)
                                                                         ------------    ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         6,307,563       1,061,335       4,647,685
                                                                         ------------    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                         $  6,695,874    $  6,888,163    $  6,482,077
                                                                         ============    ============    ============

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended                        Nine Months Ended
                                                                 June 30                                   June 30
                                                 ---------------------------------------   ---------------------------------------
                                                     2005          2004          2003          2005          2004          2003
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
REVENUES
      Oil and gas sales net of production taxes  $   635,027   $   638,513   $   110,955   $ 1,783,287   $ 1,886,265   $   188,780
                                                 -----------   -----------   -----------   -----------   -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation, depletion and amortization       693,152       189,133        19,234     2,189,626       731,417        36,365
      Officers' and directors' compensation           45,006       254,950        55,000       193,988       344,950       273,477
      Consulting                                          --        10,040       378,015        67,986       150,553       477,670
      Professional fees                               73,645       223,935        59,782       420,054       664,371       109,210
      Oil and gas lease expenses                     151,811       103,010        26,568       443,150       326,522        86,015
      Oil and gas consulting                          65,000        25,500            --       135,000        68,000
      Oil and gas production costs                     2,111        65,114         5,698       137,764
      Exploration & drilling                          13,113         6,758        74,438       174,482        18,758        74,438
      Lease operating expenses                        49,999         4,090       146,561       182,126         7,748       188,740
      Other general and administrative                98,116       185,548        46,473       518,748       380,751       108,898
                                                 -----------   -----------   -----------   -----------   -----------   -----------
           Total expenses                          1,191,953     1,068,078       806,071     4,330,858     2,830,834     1,354,813
                                                 -----------   -----------   -----------   -----------   -----------   -----------

OPERATING LOSS                                      (556,926)     (429,565)     (695,116)   (2,547,571)     (944,569)   (1,166,033)
                                                 -----------   -----------   -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSES)
      Interest income                                    299         8,154            10        10,169        12,347           136
      Interest expense                                    --      (253,944)       (5,629)     (210,134)     (264,257)      (88,630)
      Partnership loss                                    --            --        (6,732)      (15,200)
      Refund of production taxes                          --            --            --            --            --
      Miscellaneous income                                --         4,037            --           846         9,192            --
      Loss on repayemt of debt                            --            --        (1,699)     (660,559)       (1,699)
      Loss on sale of investments                         --            --            --            --      (588,102)      (67,020)
      Gain (loss) on disposition and impairment
        of assets                                         --      (587,382)       (2,428)      (40,267)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
           Total other income (expense)                  299      (829,135)      (16,478)     (899,945)     (830,820)     (172,413)
                                                 -----------   -----------   -----------   -----------   -----------   -----------

LOSS BEFORE TAXES                                   (556,627)   (1,258,700)     (711,594)   (3,447,516)   (1,775,389)   (1,338,446)

INCOME TAX BENEFIT                                        --            --            --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------   -----------

NET INCOME (LOSS)                                   (556,627)   (1,258,700)     (711,594)   (3,447,516)   (1,775,389)   (1,338,446)

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on market value of
           investments                               (38,162)      (22,850)      211,715       (48,416)     (233,442)      253,047
                                                 -----------   -----------   -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)                      $  (594,789)  $(1,281,550)  $  (499,879)  $(3,495,932)  $(2,008,831)  $(1,085,399)
                                                 ===========   ===========   ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                          $     (0.03)  $     (0.10)  $     (0.08)  $     (0.20)  $     (0.14)  $     (0.15)
                                                 ===========   ===========   ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                           20,702,327    12,741,660     9,463,691    17,231,216    12,678,605     8,976,820
                                                 ===========   ===========   ===========   ===========   ===========   ===========

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                               June 30
                                                               -----------------------------------------
                                                                  2005           2004           2003
                                                               (Unaudited)    (Unaudited)    (Unaudited)
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                       $(3,490,100)   $(1,775,389)   $(1,338,446)
       Adjustments to reconcile net loss to net cash
            used by operating activities:
                 Loss (gain) on sale of investments                 40,267          6,204         65,220
                 Impairment of long lived assets                        --        581,899
                 Loss on repayment of debt                         660,559
                 Partnership loss                                       --                        15,200
                 Gain on debt forgiveness                               --                         1,699
                 Amortization of deferred financing fees           268,294        103,155
                 Depreciation, depletion and amortization        2,189,626        731,535         36,365
                 Issuance of common stock for services                  --        107,555        271,200
                 Issuance of common stock for expenses                  --        169,200
                 Issuance of common stock for loan
                    consideration                                       --                        78,000
                 Issuance of stock options for
                   consulting fees                                      --                       222,343
                 Investment given for services                          --                         7,200
       Changes in assets and liabilities:
                 Oil & gas revenue receivable                     (182,416)      (473,868)         2,701
                 Receivable from working interest owners                --                         3,164
                 Prepaid expenses                                 (457,427)      (131,300)        22,500
                 Note receivable                                   (15,000)         1,575          3,058
                 Other current assets                                            (109,610)
                 Deposits                                                                              6
                 Prepaid mineral leases                             43,134                        73,925
                 Deferred working interest                                                       (22,184)
                 Accounts payable                                 (100,812)       362,474         12,975
                 Revenue distribution payable                        2,233        (19,967)          (850)
                 Interest payable                                   (4,781)        (2,617)         6,733
                 Accrued expenses                                   22,500        (46,755)        38,100

                                                               -----------    -----------    -----------
            Net cash provided (used) by operating activities    (1,023,923)      (495,909)      (501,091)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investments                                    (788,854)       (18,685)       (10,147)
       Sale of investments                                          43,205         23,440         16,614
       Purchase of fixed assets                                   (242,541)      (679,705)       (54,872)
       Purchase of proved and unproved properties                 (739,921)    (4,814,609)      (169,210)
       Purchase of mineral leases                                       --                       (47,500)
                                                               -----------    -----------    -----------
            Net cash provided (used) by investing activities    (1,728,111)    (5,489,559)      (265,115)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable                                (5,000,000)    (1,050,000)      (140,000)
       Proceeds from notes payable                                                115,000        300,000
       Payments of notes payable to related party                 (300,000)
       Payments of preferred stock dividends                            --         (2,249)        (4,290)
       Proceeds from secured notes payable                              --
       Procedds from secured notes payable                              --                     5,920,000
       Issuance of redeemable preferred stock for cash                  --                        59,925
       Issuance of common stock and warrants for cash            7,786,250                       110,000
       Issuance of common stock units for cash                          --        286,400        480,000
                                                               -----------    -----------    -----------
            Net cash provided by financing activities            2,486,250      5,269,151        805,635
                                                               -----------    -----------    -----------
            Net increase (decrease) in cash                    $  (265,784)   $  (716,317)   $    39,429
                                                               -----------    -----------    -----------

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                            June 30
                                                            -----------------------------------------
                                                               2005           2004           2003
                                                            (Unaudited)    (Unaudited)    (Unaudited)
                                                            -----------    -----------    -----------
Net increase (decrease) in cash (balance forward)           $  (265,784)   $  (716,317)   $    39,429

Cash, beginning of period                                     1,922,993      3,619,345         40,011

                                                            -----------    -----------    -----------
Cash, end of period                                         $ 1,657,209    $ 2,903,028    $    79,440
                                                            ===========    ===========    ===========

Supplemental cash flow disclosure:

        Income taxes paid                                   $        --    $        --    $        --
        Interest paid                                       $   150,000    $        --    $        --

Non-cash investing and financing activities:

        Common stock issued for services rendered
             and accrued compensation                       $        --    $    97,175    $   271,200
        Common stock issued for loan consideration          $        --    $        --    $    78,000
        Investment given for consulting services            $        --    $        --    $     7,200
        Issuance of common stock for loan repayment         $ 1,000,000    $        --    $        --
        Common stock issued for related party payable       $        --    $        --    $   120,000
        Investment given for accrued compensation           $        --    $        --    $     7,500
        Stock options issued for services                   $        --    $        --    $   222,343
        Payable to related party issued for fixed assets,
               proved and unproved properties               $        --    $        --    $   299,000

       See accompanying condensed notes to interim financial statements.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005

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

Operating results for the nine month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005

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

On January 31, 2005, Cadence entered into an agreement with the seven accredited investors (each of whom signed the agreement in its April 2004 private placement) pursuant to which the Company was permitted to repay the $6,000,000 in notes held by such investors without any prepayment penalties in exchange for the exercise price of the warrants to purchase 765,000 shares of common stock issued in the April 2004 private placement being reduced from $4.00 per share to $1.25 per share. As part of this transaction, $5,000,000 of the notes were repaid in cash and $1,000,000 of the notes were converted into common stock and warrants of Cadence (see Note 2). Additionally, all deferred financing costs associated with these notes were written off, resulting in a loss on repayment of debt in the amount of $660,559. As of June 30, 2005, the Company has no long term debt outstanding.

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

The Class A preferred shares mature seven years from the date of issuance. At maturity, the Class A preferred shares will be redeemed for cash or common stock at Cadence's option in an amount equal to the amount paid by the investors for the shares plus any accrued and unpaid dividends. If shares of common stock are to be issued at maturity, the conversion price shall be determined by the average closing bid price for the 20 trading days prior to the maturity date.

                          CADENCE RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005

At June 30, 2005, the Company had $13,490 of accrued dividends payable to preferred shareholders.

NOTE 5 - SUBSEQUENT EVENTS

On November 19, 2004, the Company signed a letter of intent establishing a 60 day exclusivity period in order to conduct due diligence and negotiate terms for acquisition of all of the outstanding shares of Aurora Energy, Ltd., a privately held company based in Traverse City, Michigan in exchange for shares of common stock of Cadence. On January 31, 2005, Cadence, Aurora Acquisition Corp., a wholly owned subsidiary of Cadence, and Aurora entered into a definitive merger agreement providing for the acquisition of all of the outstanding shares and options of Aurora by Cadence. The closing is conditioned upon, among other things, obtaining approval of Aurora's shareholders and the shares of Cadence's common stock being issued to Aurora's shareholders being registered on a Form S-4 registration statement. Upon consummation of the merger, (i) Cadence will issue two shares of its common stock for each share of Aurora common stock, (ii) all options and warrants to purchase Aurora common stock will become options or warrants to receive shares of Cadence common stock, and (iii) Aurora will become a wholly owned subsidiary of Cadence. It is contemplated by the parties that if this effort is successfully consummated, Cadence will relocate its operational headquarters to Aurora's offices in Traverse City and the board of directors and management of Cadence will be significantly restructured.

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

      On January 31, 2005, Cadence entered into a purchase agreement (the "Purchase Agreement") with twenty two accredited investors (each of whom is listed on the schedules of purchasers to the purchase agreement) pursuant to which the investors purchased 7,810,000 shares of common stock and warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per share for $9,762,500. The Nathan A. Low Family Trust dated 4/12/96 and Bear Stearns as Custodian for Nathan A. Low Roth IRA, both of which are controlled by Nathan Low, a greater than 10% holder of Cadence's common stock, invested in Cadence pursuant to the Purchase Agreement. Sunrise Securities Corporation, an affiliate of Nathan Low, received a commission equal to $926,250 and a warrant to purchase 2,186,000 shares of Cadence's common stock for services rendered as the placement agent in the transaction. In May, 2005 the Company filed a registration statement on Form S4 which seeks to register the shares to be exchanged to the Aurora stockholder in exchange for shares of the Company and describes in greater detail the reasons for the transaction and the business of Aurora.

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

      As of June 30, 2005, we had cash and cash equivalents of approximately $1,657,209. We anticipate funding most of our near-term operating and administrative overhead out of revenues from the sale of our Texas oil production and Louisiana and Michigan gas production.

Results of Operations

For the periods ended June 30, 2005 and 2004

      Revenues

            During the quarter ended June 30, 2005, revenues from the sale of oil and gas totaled approximately $635,027, from production from our wells in Texas, Louisiana and Michigan. This revenue came from the sale of oil from our wells in Texas for revenues of $274,676. The balance of our revenues of $360,351 came from the sale of natural gas from our wells in Louisiana and Michigan, plus a small amount from our New Mexico property.

            Comparing this to the net revenue from the quarter ended June 30, 2004 of $638,513, approximately $205,526 came from the sale of oil produced from our Texas properties, and the balance of $432,987 came from the sale of natural gas at our Michigan and Louisiana natural gas properties.

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

      The following table is a comparison of Cadence's two general categories of expenses for the quarters ended June 30, 2005 and June 30, 2004, and the percentages each of these categories comprise of total expenses:

------------------------------------------------------------------------------------------------------
                                          Quarter Ended June 30,
------------------------------------------------------------------------------------------------------
                                                           % of 2005                       % of 2004
                                             2005        Total Expenses     2004        Total Expenses
------------------------------------------------------------------------------------------------------
Corporate and Administrative Overhead     $  259,351          21.04%     $  674,473          67.25%
------------------------------------------------------------------------------------------------------
Expenses from Oil and Gas Operations      $  973,075          78.96%     $  328,491          32.75%
------------------------------------------------------------------------------------------------------
Total Expenses                            $1,189,842          100.0%     $1,002,964          100.0%
                                          ==========          =====      ==========          =====
------------------------------------------------------------------------------------------------------

      When comparing the same reporting periods on a year over year basis, Cadence's corporate and administrative expenses decreased from 2004 to 2005 by approximately $415,122, principally because of decreased expenses and commissions associated with financing of the Company as well as decreased costs associated with the issuance of options to Officers and Directors of the Company.

      The comparable year to year increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2005 and 2004.

------------------------------------------------------------------------------------------------------------------
                                                                   Quarterly Period Ended June 30,
------------------------------------------------------------------------------------------------------------------
                                                                2005                              2004
------------------------------------------------------------------------------------------------------------------
                                                                       % of Total                      % of Total
                                                      2005               Expenses          2004          Expenses
------------------------------------------------------------------------------------------------------------------
       Exploration and drilling                     $ 13,113              1.35%          $  6,758         2.06%
------------------------------------------------------------------------------------------------------------------
       Depreciation, depletion and amortization     $693,152             71.23%          $189,133        57.58%
------------------------------------------------------------------------------------------------------------------
       Oil and gas lease expenses                   $151,811             15.60%          $103,010        31.36%
------------------------------------------------------------------------------------------------------------------
       Oil and gas lease operating expenses         $ 49,999              5.14%          $  4,090         1.25%
------------------------------------------------------------------------------------------------------------------
       Oil and gas consulting                       $ 65,000              6.68%          $ 25,500         7.76%
------------------------------------------------------------------------------------------------------------------
Total Expenses from oil and gas operations          $973,075             100.0%          $328,491        100.0%
                                                    ========             =====           ========        =====
------------------------------------------------------------------------------------------------------------------

      Oil and gas lease  expenses  and lease  operating  expenses  increased  by
$644,584 from the 2004 reporting period. The largest increase in oil and gas related expenses came in the category of depreciation, depletion and amortization, which increased by $504,019 from the prior year, and as a percentage, increased from 57.58% to 71.23% of the total.

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

(b) Changes in internal controls. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. In anticipation of closing the acquisition of Aurora Energy, Ltd., the Company has began integrating its financial recording tasks with those of the head office of Aurora located in Traverse City, Michigan. Upon closing of the acquisition it is anticipated that all of the financial recording and payment of Company payables will occur from the Aurora head office, and that all banking functions of the Company will occur with banking institutions located in Traverse City, and that other Cadence bank accounts in other locations will be closed. The Officers of the Company believe that these steps will enhance the overall internal controls and financial reporting functions of the Company. The Company has not made any other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

We had 20,702,327 shares of common stock issued and outstanding as of June 30, 2005.

Common Stock

None issued during the reporting period.

Options

The Board of the Company has approved a total of 250,000 options to be issued to the five members of the Board of Directors as retention options for service in 2005. These director options had not been issued as of the end of the reporting period and are therefore not reflected in the financial statements attached.

Warrants

None issued during the reporting period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

None.


(b)   Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE RESOURCES CORPORATION

Dated:  Aug. 15, 2005


By:     /s/  Howard Crosby
-------------------------------------
Howard Crosby
President and Chief Executive Officer
(Principal Executive Officer)

Dated:  Aug. 15, 2005


By:     /s/  John P. Ryan
-------------------------------------
John P. Ryan
Chief Financial Officer