Form 10QSB/A
period 2005-06-30
CADENCE RESOURCES CORP
filed 2005-08-16
CIK 933157

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

                          CADENCE RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended                        Nine Months Ended
                                                                 June 30                                   June 30
                                                 ---------------------------------------   ---------------------------------------
                                                     2005          2004          2003          2005          2004          2003
                                                 (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
REVENUES
      Oil and gas sales net of production taxes  $    635,027  $    638,513  $    110,955  $  1,783,287  $  1,886,265  $    188,780
                                                 ------------  ------------  ------------  ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation, depletion and amortization        693,152       189,133        19,234     2,189,626       731,417        36,365
      Officers' and directors' compensation            45,006       254,950        55,000       193,988       344,950       273,477
      Consulting                                           --        10,040       378,015        67,986       150,553       477,670
      Professional fees                               116,229       223,935        59,782       462,638       664,371       109,210
      Oil and gas lease expenses                      151,811       103,010        26,568       443,150       326,522        86,015
      Oil and gas consulting                           65,000        25,500            --       135,000        68,000            --
      Oil and gas production costs                      2,111        65,114            --         5,698       137,764            --
      Exploration & drilling                           13,113         6,758        74,438       174,482        18,758        74,438
      Lease operating expenses                         49,999         4,090       146,561       182,126         7,748       188,740
      Other general and administrative                 98,116       185,548        46,473       518,748       380,751       108,898
                                                 ------------  ------------  ------------  ------------  ------------  ------------
           Total expenses                           1,234,537     1,068,078       806,071     4,373,442     2,830,834     1,354,813
                                                 ------------  ------------  ------------  ------------  ------------  ------------

OPERATING LOSS                                       (599,510)     (429,565)     (695,116)   (2,590,155)     (944,569)   (1,166,033)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES)
      Interest income                                     299         8,154            10        10,169        12,347           136
      Interest expense                                     --      (253,944)       (5,629)     (210,134)     (264,257)      (88,630)
      Partnership loss                                     --            --        (6,732)           --            --       (15,200)
      Miscellaneous income                                 --         4,037            --           846         9,192            --
      Loss on repayment of debt                            --            --        (1,699)     (660,559)           --        (1,699)
      Loss on sale of investments                          --            --            --            --      (588,102)      (67,020)
      Gain (loss) on disposition and
        impairment of assets                               --      (587,382)       (2,428)      (40,267)           --            --
                                                 ------------  ------------  ------------  ------------  ------------  ------------
           Total other income (expense)                   299      (829,135)      (16,478)     (899,945)     (830,820)     (172,413)
                                                 ------------  ------------  ------------  ------------  ------------  ------------

LOSS BEFORE TAXES                                    (599,211)   (1,258,700)     (711,594)   (3,490,100)   (1,775,389)   (1,338,446)

INCOME TAX BENEFIT                                         --            --            --            --            --            --
                                                 ------------  ------------  ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                    (599,211)   (1,258,700)     (711,594)   (3,490,100)   (1,775,389)   (1,338,446)

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on market value of
           investments                                (38,162)      (22,850)      211,715       (48,416)     (233,442)      253,047
                                                 ------------  ------------  ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)                      $   (637,373) $ (1,281,550) $   (499,879) $ (3,538,516) $ (2,008,831) $ (1,085,399)
                                                 ============  ============  ============  ============  ============  ============

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                          $      (0.03) $      (0.10) $      (0.08) $      (0.20) $      (0.14) $      (0.15)
                                                 ============  ============  ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                            20,702,327    12,741,660     9,463,691    17,231,216    12,678,605     8,976,820
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