Form 10KSB/A
period 2005-09-30
CADENCE RESOURCES CORP
filed 2006-02-07
CIK 933157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

As of January 6, 2006 there were 81,298,683 shares of the common stock, par value $0.01 per share, of the registrant issued and outstanding.

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

Indiana Joint Venture

On February 1, 2006, our Aurora division consummated a series of transactions pursuant to which it has become a joint venture partner with New Albany-Indiana, LLC (“New Albany”), which is owned 50% by College Oak Investments, Inc. and 50 % by Rex Energy Operating Corp. In this joint venture, Aurora holds a 48.75% working interest, and New Albany owns a 48.75% working interest (each of which represents a 40.7063% net revenue interest), with respect to wells located on 95,000 acres in the New Albany Shale area of Indiana, commonly called the Wabash project. We will serve as operator for all of the wells drilled that we participate in under the joint venture with New Albany.

Aurora also granted to New Albany an 18-month option to purchase a 50% working interest from Aurora with respect to an additional 50,000 acres leased or acquired by us within certain other specified counties located in Indiana.

Of the 95,000 acres included in the joint venture with New Albany (all of which acres were sold to the joint venture by Aurora), 64,000 acres were interests acquired by Aurora from Wabash Energy Partners, L.P. (“Wabash Energy”), and 31,000 acres were acquired by Aurora in other transactions. Prior to these transactions Wabash Energy had been Aurora’s joint venture partner with respect to the 64,000 acres, with Aurora holding a 17.5% working interest in such acres. As a result of the purchase transaction with Wabash Energy, neither Aurora nor any of our other divisions has any other material relationships with Wabash Energy.

As a result of these transactions, New Albany has become our joint venture partner for the Indiana acreage in question, we have increased our ownership position from a 17.5% working interest to a 48.75% working interest (40.7063% net revenue interest), and we have become the operator for these Indiana wells.

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

Oil and Gas Reserves

Please refer to (i) the unaudited supplemental information immediately following our financial statements for September 30, 2005 and the fiscal year then ended contained elsewhere in this report.

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

Oil and Gas Wells

The following table sets forth the number of gross and net productive wells owned by our Cadence division on the stated dates.

	Oil Wells	Gas Wells	Total Wells
September 30, 2005
Gross(1)	9.00	11.00	20.00
Net(1)	5.10	4.70	9.80
September 30, 2004
Gross(1)	6.00	10.00	16.00
Net(2)	3.70	2.30	6.00

(1)	Gross wells are the total wells in which a working interest is owned.
(2)	Net wells are the sum of fractional working interests owned in gross wells.

The following table sets forth the number of gross and net productive wells owned by our Aurora division on the stated dates.

	Oil Wells	Gas Wells	Total Wells
December 31, 2004
Gross(1)	8.00	192.00	200.00
Net(2)	1.86	40.49	42.35
December 31, 2003
Gross(1)	8.00	105.00	113.00
Net(2)	1.86	42.8	44.66

(1)	Gross wells are the total wells in which a working interest is owned.
(2)	Net wells are the sum of fractional working interests owned in gross wells.
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

TCW

On August 12, 2004 our Aurora division through its AAN subsidiary, closed on a line of credit facility with TCW Energy, et al. ("TCW"). At closing, Aurora was given an initial credit availability of $10,000,000. As the assets in Aurora become proved reserves the credit availability was increased, up to a maximum of $30,000,000. On June 10, 2005 we drew an additional $10,000,000 in credit, and on September 30, 2005, we drew another $10,000,000 in credit. On December 8, 2005, we entered into an amendment to the credit facility with TCW, increasing the maximum amount available on the line of credit to $50 million. On December 13, 2005, we drew another $10 million in credit. Our principal balance outstanding as of February 1, 2006 was $40 million.

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

Mortgage Loan

On October 4, 2005, our Aurora division obtained an office condominium mortgage loan from Northwestern Bank in the amount of $2,950,000. The repayment schedule is monthly interest only for three successive months starting on November 1, 2005, and beginning on February 1, 2006, principal and interest in 32 monthly payments of $21,969. The loan bears interest at the rate of 6.5% per year. The maturity date is October 1, 2008. The loan proceeds were used to purchase the office condominium and to pay for interior improvements to the premises.

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

CADENCE Pro Forma Information
CADENCE RESOURCES CORPORATION
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated financial statements have been prepared to reflect the effect of the proposed merger transaction pursuant to which Cadence Resources Corporation (Cadence) has acquired Aurora Energy, Ltd. (Aurora). The September 30, 2005 condensed consolidated pro forma financial statements include Cadence's balance sheet as of September 30, 2005 and the results of its operations for the twelve months ended September 30, 2005 and Aurora's balance sheet as of September 30, 2005 and the results of its operations for the twelve months ended September 30, 2005.

The historical financial data of Cadence and Aurora used in these pro forma condensed consolidated statements of operations were derived as follows:

▪
Aurora: Aurora’s reviewed financial statements presented for the nine-month period ended September 30, 2005 adding activity for the three-month period from October 1, 2004 to December 31, 2004, to present the twelve-month period of October 1, 2004 to September 30, 2005.

▪	Cadence: From Cadence's annual report on Form 10-K for the twelve-month period ended September 30, 2005.

The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the merger, factually supportable, and expected to have a continuing impact on combined results. The pro forma financial statements of operations assume that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions have been eliminated.

This information is provided to aid in the analysis of the financial aspects of the merger. These unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and notes thereto of Cadence and Aurora, included elsewhere in this report.

The unaudited pro forma condensed consolidated financial statements are for illustrative purposes only. The financial results may have been different had the companies always been combined. You should not rely on the pro forma condensed consolidated financial statements as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience.

CADENCE RESOURCES CORPORATION
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30,2005

			Pro Forma Adjustments		Combined
	Cadence	Aurora	(See detailed summary in Note (g)		Pro Forma
			DR	CR	Balance
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,694,838	$10,937,632	$-		$12,632,470
Accounts receivable	491,324	4,542,815			5,034,139
Other Current Assets	103,348	246,481			349,829
TOTAL CURRENT ASSETS	2,289,510	15,726,928	-	-	18,016,438
OIL AND GAS PROPERTIES
FULL COST	-	33,198,842	15,212,303	52,850	48,358,295
OIL AND GAS PROPERTIES
SUCCESSFUL EFFORTS	3,081,428	-	52,850	3,134,278	-
PROPERTY AND EQUIPMENT, NET	2,167	295,643	-	-	297,810
OTHER ASSETS
Goodwill	-	-	16,277,096	-	16,277,096
Identifiable Intangibles (net)	-	-	4,605,000	1,023,333	3,581,667
Other assets	1,067,717	2,255,610	633,251	750,000	3,206,578
TOTAL ASSETS	$6,440,822	51,477,023	$36,780,770	$4,960,461	$89,738,154

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$446,166	$4,491,624	$-	$-	4,937,790
Notes payable - related party		-	-	-	-
Other Liabilities	119,147	236,850	-	-	355,997
TOTAL CURRENT LIABILITIES	565,313	4,728,474	-	-	5,293,787

LONG-TERM DEBT	-	30,080,905	-	-	30,080,905
MINORITY INTEREST IN NET ASSETS
OF SUBSIDIARIES	-	-	-	-	-

REDEEMABLE PREFERRED STOCK	59,925	-	-	-	59,925
STOCKHOLDERS' EQUITY
Common stock	209,113	19,046	6,000	367,878	590,037
Additional paid-in capital	30,918,122	19,351,780	28,771,797	35,730,766	57,228,872
Accumulated deficit	(24,797,883)	(2,703,182)	3,885,369	28,384,830	(3,001,604)
Accumulated other comprehensive loss	(513,768)	-	-	-	(513,768)
TOTAL STOCKHOLDERS' EQUITY	5,815,584	16,667,644	32,663,166	64,483,475	54,303,537
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,440,822	$51,477,023	$69,443,935	$69,443,936	$89,738,154

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

The $33,951,817 is computed as 20,702,327 shares of Cadence multiplied by $1.64 (per share sales price of Cadence common stock as reported on the OTC Bulletin Board as of January 31, 2005).

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
(1) OIL AND GAS PROPERTIES (NET) USING FULL COST
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

(2) OIL AND GAS PROPERTIES (NET) USING SUCCESSFUL EFFORTS
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
(3) GOODWILL
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

(5) OTHER ASSETS
Beginning Balance (combined companies)		3,323,327
Estimated allocation of purchase price to other investments based on estimated fair market valuation	(d)	633,251
Eliminate Cadence investment in Aurora Stock	(d)	(750,000)
Ending pro forma balance		3,206,578

(6) COMMON STOCK
Beginning Balance (combined companies)		228,159
Issuance of Cadence Stock for Aurora Stock on a 2-for 1 basis	(d)	19,046
Adjust par value of revised outstanding shares of common stock of Aurora to par value of Cadence	(d)	348,832
Remove the investment in Aurora by Cadence	(f)	(6,000)
Total pro forma adjustments		361,878
Ending pro forma balance		590,037

(7) ADDITIONAL PAID IN CAPITAL
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

(8) ACCUMULATED DEFICIT
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

On October 4, 2005, we purchased a commercial condominium unit in the Copper Ridge Professional Center Five. This condominium project is located in Traverse City, Michigan. Our space is approximately 14,645 square feet on the second floor of the building, plus common areas and 15 covered parking spaces. We moved into this space on December 5, 2005.

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

On January 31, 2005, Cadence issued 7,810,000 shares of common stock and warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per shares to 22 accredited investors for $9,762,500. Sunrise Securities Corporation, an affiliate of Nathan Low (a shareholder of Cadence), received a commission equal to $976,250 and a warrant to purchase 2,186,000 shares of Cadence's common stock at an exercise price of $1.75 per share for services rendered as the placement agent in the transaction. All the warrants described in this paragraph expire on January 31, 2009. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

Cadence issued 21,959,922 shares of our common stock to various holders of our outstanding warrants and options during the period from late December 2005 through early February 2006. Of these21,959,922 shares, 5,756,149 shares were registered for issuance by the Company in the S-4 Registration Statement declared effective by the SEC on September 22, 2005, and the remaining 16,203,773 shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

As a result of the acquisition of Aurora, we will revise certain of our accounting principles applicable to our oil and gas properties, and have changed our accounting fiscal year to end on December 31, commencing December 31, 2005. See the caption “Future Changes in Accounting Principles” within this management discussion and analysis.

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

Expenses

Our expenses principally fall within two general categories: oil and gas operating expenses and general and administrative expenses. Oil and gas operating expenses include consulting fees for technical and professional services related to oil and gas activities, leases, drilling expenses, exploration expenses, depletion, depreciation and amortization of oil and gas properties and related equipment, impairment of oil and gas properties and other expenses related to the procurement and development of oil and gas properties. General and administrative expenses include officer compensation, rent, travel, accounting, auditing and legal fees associated with SEC filings, directors fees, investor relations and related consulting fees, stock transfer fees and other items associated with the costs of being a public entity.

The following table is a comparison of our two general categories of expenses for fiscal 2005 and fiscal 2004, and the percentages each of these categories comprise of total expenses:

	YEAR ENDED SEPTEMBER 30,
	2005		2004
	2005	% of 2005 Total Expenses	2004	% of 2004 Total Expenses
Expenses from Oil and Gas Operations	$3,875,299	63.7%	$4,830,679	65.4%
Corporate and Administrative Overhead	$2,206,051	36.3%	$2,551,269	34.6%
Total Expenses	$6,081,350	100%	$7,381,948	100%

The comparable year-to-year increases in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2005 and fiscal 2004.

	YEAR ENDED SEPTEMBER 30,
	2005		2004
	2005	% of Total Expenses	2004	% of Total Expenses
Exploration and drilling	$235,959	6.1%	$134,452	2.8%
Depreciation, depletion and amortization	2,683,279	69.2%	2,663,695	55.1%
Impairment of oil and gas properties			1,187,013	24.6%
Oil and gas lease and operating expenses	612,624	15.8%	565,148	11.7%
Oil and gas production costs	178,437	4.6%	174,836	3.6%
Oil and gas consulting	165,000	4.3%	105,535	2.2%
Total Expenses from oil and gas operations	$3,875,299	100%	$4,830,679	100%

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

There was no impairment of oil and gas properties during 2005. In 2004 impairment of oil and gas properties was recognized in the amount of $1,187,013. This impairment was in connections with wells drilled during fiscal 2004 at our Desoto Parish, Louisiana properties.

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

General and Administrative. During fiscal 2005, management and the Compensation Committee of our Board of Directors determined to reduce cash salaries and bonuses to our executives and reduce the extent we rely on outside consultants for management services. In addition to reduced cash compensation, we compensated our directors and officers with equity grants, including stock options. As a result of cash and equity compensation, officers and directors compensation increased to $991,403 in fiscal 2005 from $725,485 in fiscal 2004. Consulting expenses decreased to $70,166 in fiscal 2005 from $319,338 in fiscal 2004, a decrease of $249,172, or 78.0%. Other general and administrative expenses decreased to $996,350 in fiscal 2005 from $1,506,446 in fiscal 2004, a decrease of $254,179, or 16.9%, which was attributable to the fact that the fiscal 2004 amount included a greater amount of expenses attributable to debt and equity financings and the expenses of registering shares of our common stock for secondary sales by certain of our stockholders.

Other Income (Expenses). The principal significant changes in these expenses included (i) a reduction of $92,821 in interest expense and loan fees due to the fact that we repaid the $6 million of promissory notes we issued in an April 2004 private placement; these notes were repaid from the proceeds of the January 31, 2005 private placement, (ii) recognition of $660,559 as a loss on repayment of debt which consisted of unamortized deferred financing costs from our April 2004 loan financing and which were written off upon the repayment of the loans in connection with the January 31, 2005 private placement;

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

Expenses

The following table is a comparison of our two general categories of expenses for fiscal 2004 and the year ended September 30 2003 (“fiscal 2003”), and the percentages each of these categories comprise of total expenses:

	YEAR ENDED SEPTEMBER 30,
	2004		2003
	2004	% of 2004 Total Expenses	2003	% of 2003 Total Expenses
Expenses from Oil and Gas Operations	$4,830,679	64.4%	$583,393	28.7%
Corporate and Administrative Overhead	$2,551,269	34.6%	$1,446,756	71.3%
Total Expenses	$7,381,948	100.0%	$2,030,149	100.0%

Year-to-year comparisons in oil and gas related expenditures are summarized in the following table, which reflects the major expense categories for expenses from oil and gas operations for fiscal 2004 and fiscal 2003.

	YEAR ENDED SEPTEMBER 30,
	2004		2003
	2004	% of Total Expenses	2003	% of Total Expenses
Exploration and drilling	$134,452	2.8%	$109,968	18.8%
Depreciation, depletion and amortization	2,663,695	55.1%	57,310	9.8%
Impairment of oil and gas properties	1,187,013	24.6%
Oil and gas lease and operating expenses	565,148	11.7%	321,538	55.1%
Oil and gas production costs	174,836	3.6%	34,577	6.0%
Oil and gas consulting	105,535	2.2%	60,000	10.3%
Total Expenses from oil and gas operations	$4,830,679	100%	$583,393	100%

In the aggregate, oil and gas operating expenses increased over eight-fold from the prior year, primarily as a result of our increased drilling activity during fiscal 2004. We recognized as expense substantially all of the depletable costs incurred during fiscal 2004 because our engineer’s report as of October 1, 2003 estimated that our total reserves were less than the amount of our production during fiscal 2004. Although our exploration and drilling expenses and oil and gas lease expenses increased by some $24,000 from fiscal 2003, by far the largest increase in oil and gas related expenses resulted from our decision to impair the carrying value of five De Soto Parish gas wells, as mentioned above, as well as a downward adjustment in the total gas reserves as determined by Ralph E Davis and Associates, the independent petroleum engineers.

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

On October 4, 2005 (after the close of the fiscal year for which this annual report is filed), we purchased a commercial condominium unit for office space. The cost of this unit, including estimated costs of completing required improvements, was approximately $3,162,000, of which approximately $237,000 was paid in cash prior to December 31, 2005. We executed a promissory note for the remaining amount. The promissory note has an initial principal balance of $2,925,000, bears annual interest at 6.5% and is due on October 1, 2008.

Recent Exercises of Warrants and Options

In January 2006 we reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of such securities. Each holder who took advantage of such reduced exercise price was required to execute a six-month lock up agreement with respect to the shares issued in the exercise of such securities. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, as of close of business on February 1, 2006, an additional 13,959,922 shares have been purchased. When added to the 59,338,761 shares of our common stock outstanding at December 31, 2005, we have 73,298,683 shares outstanding. We anticipate that during early February 2006 warrants to purchase an additional 8,000,000 shares will be exercised under the reduced price arrangement.

Of the 13,959,922 new shares that have been issued as of February 1, 2006, 10,834,817 shares were issued for cash, with aggregate proceeds of $9,863,648, and 3,125,105 shares were issued pursuant to cashless exercises of the applicable warrants or options. An additional $10,800,000 will be received upon exercise of the 8,000,000 share warrant. After all anticipated transactions are completed, the Company will have issued 21,959,922 shares pursuant to recent option and warrant exercises, will have 81,298,683 shares outstanding, and will have received cash proceeds from the recent exercises in the amount of $20,663,648.

Of the 13,959,922 shares issued, 5,756,149 shares were registered for issuance by the Company in the S-4 Registration Statement declared effective by the SEC on September 22, 2005, and the remaining 8,203,773 shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Critical Accounting Policies

Our financial statements of are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates as described in the notes to the financial statements. Our management believes that the reported financial results are reliable and the ultimate actual results will not differ materially from those reported. Uncertainties associated with the methods, assumptions and estimates underlying our critical accounting measurements are discussed below.

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

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on our experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Stock Options and Warrants

We use the principles defined in SFAS 123, “Accounting for Stock-Based Compensation,” to account for stock options and warrants. Under this pronouncement, we determine the fair value of options and warrants using the Black-Scholes Option Price Calculation model, and recognizes the fair market value of the options and warrants when granted or vested.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe we have met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2005, we had net deferred tax assets calculated at an expected rate of 34% of approximately $6,703,000. Our management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005.

Each prospectus filed pursuant to Rule 424(b) as part of a registration statement relating to an offering, other than registration statements relying on Rule 430B or other than prospectuses filed in reliance on Rule 430A shall be deemed to be part of and included in the registration statement as of the date it is first used after effectiveness. Provided, however, that no statement made in a registration statement or prospectus that is part of the registration statement or made in a document incorporated or deemed incorporated by reference into the registration statement or prospectus that is part of the registration statement will, as to a purchaser with a time of contract of sale prior to such first use, supersede or modify any statement that was made in the registration statement or prospectus that was part of the registration statement or made in any such document immediately prior to such date of first use.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 6, 2006, certain information regarding the ownership of voting securities of Cadence by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding Common Stock, (ii) our directors, (iii) our current executive officers and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Cadence Resources Corporation, 4110 Copper Ridge Drive, Suite 100, Traverse City, Michigan, 49684.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Outstanding Shares(2)

Howard M. Crosby	1,477,808 (3)	1.82%
John P. Ryan	988,646 (4)	1.22%
Kevin D. Stulp	527,500 (5)	0.65%
Nathan A. Low Roth IRA and affiliates 641 Lexington Avenue New York, New York 10022	6,766,142 (6)	8.32%
Thomas Kaplan 154 West 18th Street New York, New York 10011	3,890,992 (7)	4.74%
Rubicon Master Fund (8) c/o Rubicon Fund Management LLP P103 Mount Street London W1K 2TJ, UK	16,000,000 (9)	19.68%
Crestview Capital Master, LLC 95 Revere Drive, Suite A Northbrook, Illinois, 60062	4,000,000(10)	4.92%
William W. Deneau	4,232,500 (11)	5.21%
Gary J. Myles	259,998 (12)	0.32%
Earl V. Young	386,204 (13)	0.47%
Richard Deneau	–	–
Ronald E. Huff	–	–
John V. Miller, Jr.	3,289,762 (14)	4.05%
Thomas W. Tucker	3,848,194(15)	4.73%
Lorraine M. King	360,000 (16)	0.44%
All executive officers and directors as a group (11 persons)	15,370,612 (17)	18.91%

(1)	Addresses are only given for holders of more than 5% of the outstanding Common Stock of Cadence.
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

(6)
Based on information included in an amendment to Schedule 13D/A filed with the SEC on November 10, 2005, Nathan A. Low has the sole power to vote or direct the vote of, and the sole power to direct the disposition of, the shares held by the Nathan A. Low Roth IRAs and the shares held by him individually. Although Nathan A. Low has no direct voting or dispositive power over an aggregate 1,017,375 shares of Company Common Stock held by Lisa Low as trustee for the Nathan A. Low Family Trust and as custodian for the Neufeld minor children, he may be deemed to beneficially own those shares because his wife, Lisa Low, is the trustee of the Family Trust and custodian for the Neufeld children. Therefore, Nathan A. Low reports shared voting and dispositive power over 5,052,142 shares of Company Common Stock.

(7)
Consists of 480,811 shares of Company Common Stock owned by LCM Holdings LDC; 480,811 shares of Company Common Stock owned by Electrum Resources, LLC; 1,329,370 shares of Company Common Stock owned by Electrum Capital, LLC and warrants to purchase 800,000 shares of Company Common Stock.

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
(11)
Includes 3,272,000 shares of Company Common Stock held by the Patricia A. Deneau Trust, 340,500 shares of Company Common Stock owned by the Denthorn Trust and 20,000 shares of Company Common Stock held by White Pine Land Services.

(12)	Includes options currently exercisable for 199,998 shares of Company Common Stock.
(13)	Includes options currently exercisable for 199,998 shares of Company Common Stock.
(14)	Includes 1,000,000 shares of Company Common Stock held by Miller Resources, Inc. and 1,689,762 shares of Company Common Stock owned by Circle M, LLC.
(15)
Includes 1,607,574 shares of Company Common Stock held by the Sandra L. Tucker Trust, 24,646 shares of Company Common Stock owned by Jet Exploration, Inc. and 1,615,974 shares of Company Common Stock owned by the Thomas W. Tucker Trust.

(16)	Includes options currently exercisable for 160,000 shares of Company Common Stock.
(17)	Includes options and warrants currently exercisable for an aggregate of 809,996 shares of Company Common Stock.

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

9.1(4)	Voting Agreement executed in connection with the merger
10.1(1)	Form of Joint Exploration Agreement with Bridas Energy USA, Inc. dated April 30, 2003
10.2(1)	Lease Acquisition and Participation Agreement with Aurora Energy, Ltd. dated December 8, 2002
10.3(1)	Consulting Agreement with Lucius C. Geer dated August 1, 2003
10.4(1)	Agreement dated effective September 30, 2003 with Nathan A. Low, Sunrise Securities Corporation and Cadence Resources Corporation Limited Partnership
10.5(3)	Securities Purchase Agreement between Cadence Resources Corporation and the investors signatory thereto, dated April 2,2004
10.6(3)	Security Agreement between Cadence Resources Corporation and the investors signatory thereto, dated April 2, 2004
10.7(5)	Agreement and Plan Of Merger dated as of January 31, 2005 between Cadence Resources Corporation, Aurora Acquisition Corp. and Aurora Energy, Ltd.
10.8(5)	Development Agreement between Aurora Energy, Ltd. and Oil & Gas engineering GmbH, dated March 31, 2004
10.9(5)	Exploration Agreement between Aurora Energy, Ltd. and Samson Resources Company, dated May 14, 2004
10.10(4)	First Amended and Restated Note Purchase Agreement between Aurora Antrim North, LLC, et. al. and TCW Asset Management Company, dated December 8, 2005
10.11(6)	Amendment No.1 to Agreement and Plan of Merger
14(7)	Code of Ethics
21.1(4)	Subsidiaries
23.1	Consent of Ralph E. Davis Associates, Inc.
23.2	Consent of Williams & Webster, P.S.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

(1)	Filed as an exhibit to the registrant's 10-KSB for the fiscal year ended September 30, 2003, filed with the SEC on January 13, 2004
(2)	Filed as an exhibit to the registrant's Current Report on Form 8-K, filed with the SEC on December 9, 2005
(3)	Filed as an exhibit to the registrant's Current Report on Form 8-K dated April 5, 2004, filed with the SEC on April 5, 2004
(4)	Filed as an exhibit to the registrant's 10-KSB for the fiscal year ended September 30, 2005, filed with the SEC on December 29, 2005.
(5)	Filed as an exhibit to the registrant's Form S-4 Registration Statement filed with the SEC on May 13, 2005.
(6)	Filed as an exhibit to Amendment No. 1 to the registrant's Form S-4 Registration Statement filed with the SEC on August 23, 2005
(7)	Filed as an Exhibit to the Company’s 10-KSB for the fiscal year ended September 30, 2003, filed January 13, 2004, and incorporated by reference herein.

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

CADENCE RESOURCES CORPORATION

Date: February 6, 2006	By:	/s/ WILLIAM W. DENEAU

Name: William W. Deneau Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	OFFICE	DATE

/s/ William W. Deneau	President and Director	February 6, 2006
William W. Deneau	(Principal Executive Officer)

/s/ Lorraine M. King	Chief Financial Officer	February 6, 2006
Lorraine M. King	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard M. Crosby	Director	February 6, 2006
Howard M. Crosby

/s/ Kevin D. Stulp	Director	February 6, 2006
Kevin D. Stulp

/s/ Ronald E. Huff	Director	February 6, 2006
Ronald E. Huff

/s/ Richard Deneau	Director	February 6, 2006
Richard Deneau

/s/ Gary J. Myles	Director	February 6, 2006
Gary J. Myles

/s/ Earl V. Young	Director	February 6, 2006
Earl V. Young

The Board of Directors
Cadence Resources Corporation
Traverse City, Michigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Cadence Resources Corporation as of September 30, 2005, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadence Resources Corporation as of September 30, 2005, 2004 and 2003, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 27, 2005

CADENCE RESOURCES CORPORATION
BALANCE SHEETS

	September 30,
	2005	2004	2003
ASSETS

CURRENT ASSETS
Cash	$1,694,838	$1,922,993	$3,619,345
Oil & gas revenue receivable	491,324	335,407	84,575
Receivable from working interest owners	–	–	12,873
Notes receivable	20,720	8,720	3,720
Prepaid expenses	82,203	39,410	5,925
Other current assets	425	425	425
TOTAL CURRENT ASSETS	2,289,510	2,306,955	3,726,863

OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
Proved properties	6,865,384	5,731,108	590,747
Unproved properties	661,672	505,501	833,836
Wells and related equipment and facilities	1,090,263	855,562	202,886
Support equipment and facilities	585,602	506,427	151,963
Prepaid oil and gas leases	473,056	456,219	395,973
Less accumulated depreciation, depletion, amortization and impairment	(6,594,549)	(3,911,939)	(61,611)
TOTAL OIL AND GAS PROPERTIES	3,081,428	4,142,878	2,113,794

PROPERTY AND EQUIPMENT
Furniture and equipment	4,785	4,785	1,660
Less accumulated depreciation	(2,618)	(1,949)	(1,451)
TOTAL PROPERTY AND EQUIPMENT	2,167	2,836	209

OTHER ASSETS
Investments	120,311	238,088	394,454
Investment in Aurora Energy	750,000	–	–
Mineral properties available for sale	197,406	197,406	246,757
TOTAL OTHER ASSETS	1,067,717	435,494	641,211
TOTAL ASSETS	$6,440,822	$6,888,163	$6,482,077

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

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 100,000,000
shares authorized, 20,991,327, 12,892,327,
and 12,512,827 shares issued and outstanding,
respectively	209,113	128,923	125,128
Additional paid-in capital	24,780,990	18,995,458	18,343,422
Stock options	1,664,020	1,642,614	1,210,704
Stock warrants	4,473,112	794,512	51,375
Accumulated deficit	(24,797,883)	(20,035,605)	(14,863,687)
Accumulated other comprehensive loss	(513,768)	(464,567)	(219,257)
TOTAL STOCKHOLDERS' EQUITY	5,815,584	1,061,335	4,647,685

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$6,440,882	$6,888,163	$6,482,077

The accompanying notes are an integral part of these financial statements

CADENCE RESOURCES CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2005	2004	2003
REVENUES
Oil and gas sales	$2,413,046	$2,541,447	$337,355
Sale of drilling and production rights	100,000	–	50,000
Total Revenues	2,513,046	2,541,447	387,355

OPERATING AND ADMINISTRATIVE EXPENSES
Depreciation, depletion and amortization	2,683,279	2,663,695	57,310
Impairment of oil and gas properties	–	1,187,013	–
Officers' and directors' compensation	1,105,328	725,485	528,727
Consulting	104,595	319,338	531,137
Oil and gas lease and operating expenses	612,624	565,148	321,538
Oil and gas consulting	165,000	105,535	60,000
Exploration and drilling	235,959	134,452	109,968
Oil and gas production costs	178,437	174,836	34,577
Other general and administrative	996,128	1,506,446	386,892
Total Expenses	6,081,350	7,381,948	2,030,149

LOSS FROM OPERATIONS	(3,568,304)	(4,840,501)	(1,642,794)

OTHER INCOME (EXPENSE)
Interest income	10,173	18,874	136
Interest expense and loan fees	(1,138,987)	(302,955)	(227,978)
Partnership income (loss)	–	–	(15,200)
Gain (loss) on debt forgiveness	–	–	(4,699)
Gain (loss) on repayment of debt		–	–
Other income	846	11,172	–
Loss on sale of investment	(66,006)	(9,156)	–
Loss on disposition and impairment of assets	–	(49,352)	(67,020)
Total Other Income (Expense)	(1,193,974)	(331,417)	(314,761)

LOSS BEFORE TAXES	(4,762,278)	(5,171,918)	(1,957,555)

INCOME TAXES BENEFIT	–	–	–

NET LOSS	(4,762,278)	(5,171,918)	(1,957,555)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	(49,201)	(245,311)	29,297
COMPREHENSIVE LOSS	$(4,811,479)	$(5,417,229)	$(1,928,258)

LOSS PER COMMON SHARE BASIC AND DILUTED:
NET LOSS PER COMMON SHARE	$(0.26)	$(0.41)	$(0.21)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	18,279,285	12,715,619	9,348,374

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

Conversion of shares of

Celebration
for shares of Cadence common
stock	14,250	143	(143)	-	-	-	-	-

Options issued to consultants for
services	-	-	-	222,343	-	-	-	222,343

Miscellaneous adjustment	1,200	12	(12)	-	-	-	-	-

Dividends paid on preferred stock	-	-	(6,739)	-	-	-	-	(6,739)

Net loss for the year ended
September 30, 2003	-	-	-	-	-	(1,957,555)	-	(1,957,555)

Unrealized gain on market value
of
investments	-	-	-	-	-	-	29,297	29,297
Balance, September 30, 2003	12,512,827	$125,128	$18,343,422	$1,210,704	$51,375	$(14,863,687)	$(219,257)	$4,647,685

CADENCE RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated
	Common Stock		Additional				Other	Total
	Number		Paid-in	Stock	Stock	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Options	Warrants	Deficit	Loss	Equity

Balance
September 30, 2003	12,512,827	$125,128	$18,343,422	$1,210,704	$51,375	$(14,863,687)	$(219,257)	$4,647,685

Issuance of common stock for cash
at $2.50 per share	110,000	1,100	273,900	–	–	–	–	275,000

Shares issued for services at
$0.88 to $2.50 per share	99,500	995	143,960	–	–	–	–	144,955

Shares issued for officer and
director fees at $0.76 to $2.23
per share	120,000	1,200	183,200	–	–	–	–	184,400

Share issued for exercise of
warrants @ $1.35 per share	10,000	100	15,500	–	(2,100)	–	–	13,500

Shares issued for financing expense
at $0.76 per share	15,000	150	11,475	–	–	–	–	11,625

Shares issued for repayment of
related party loan at $1.00 per
share	25,000	250	24,750	–	–	–	–	25,000

Options issued for financing fees				71,910				71,910

Options issued to officers and
directors for services	–	–	–	360,000				360,000

Dividends paid	–	–	(749)	–	–	–	–	(749)

Deferred financing cost	–	–	–	–	745,237	–	–	745,237

Net loss for the year ended
September 30, 2004	–	–	–	–	–	(5,171,918)	–	(5,171,918)

Unrealized loss on market value
of investments	–	–	–	–	–	–	(245,310)	(245,310)
Balance September 30, 2004	12,892,327	128,923	18,995,458	1,642,614	794,512	(20,035,605)	(464,567)	1,061,335

Issuance of common stock and warrants for
cash at $1.25 per unit	7,010,000	70,100	4,300,275	–	3,415,875	–	–	7,786,250

Issuance of common stock and warrants for
payment of note payable at $1.25 per unit,
less expenses of offering of $976,250	800,000	8,000	722,000	–	270,000	–	–	1,000,000

Common stock issued to officers
and directors at an average of $1.47
per share	160,500	1,605	233,985	–	–	–	–	235,590

Shares issued from exercise of
warrants	27,500	275	44,125	–	(7,275)	–	–	37,125

Shares issued from cashless exercise of options	21,000	210	36,574	(36,784)	–	–	–	–

Options expired and/or forfeited	–	–	464,310	(464,310)	–	–	–	–

Options issued to officers and
directors for services	–	–	–	522,500	–	–	–	522,500

Accrued Dividends	–	–	(15,737)	–	–	–	–	(15,737)

Net loss for the year ended
September 30, 2005	–	–	–	–	–	(4,762,278)	–	(4,762,278)

Unrealized loss on market value
of investments	–	–	–	–	–	–	(49,201)	(49,201)
Balance September 30, 2005	20,911,327	$209,113	$24,780,990	$1,664,020	$4,473,112	$(24,797,883)	$(513,768)	$5,815,584

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

Concentration of Credit Risk

The Company maintains its cash in commercial accounts at several major financial institutions. Although these financial institutions are considered creditworthy and have not experienced any losses on their deposits, at September 30, 2005, 2004 and 2003, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,293,565, $1,614,279, and $3,353,691, respectively.

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

At September 30, 2005, 2004, and 2003, the market values of stock investments were as follows:

	2005	2004	2003
Elite Logistics, Inc.	$204	$204	$656
Ashington Mining Company	–	5,709	5,709
Enerphaze Corporation	261	655	982
Integrated Pharmaceuticals, Inc.	10,520	27,984	9,406
Metalline Mining Company	–	1,605	925
Nevada-Comstock (formerly Caledonia Silver-Lead Mines, Inc.)	–	12,000	–
Rigid Airship Tech	–	310	310
Trend Mining Company	17,923	27,083	24,483
Western Goldfields, Inc.	16,053	102,148	351,373
TN Oil Co	65,000	50,000	–
White Mtn Titanium	7,350	9,940	–
Abot Mining	3,000	–	–
Other investments	–	450	610
Total	$120,311	$238,088	$394,454

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

Investment in Aurora Energy, Ltd.

During the year ended September 30, 2005, the Company purchased 300,000 shares of Aurora Energy, Ltd., a privately held oil and gas company, for $750,000. At September 30, 2005, the Company determined there had been no impairment in value and therefore has recorded its investment in Aurora Energy, Ltd. at cost. Subsequent to the end of the current fiscal year, Cadence completed a merger with Aurora Energy, Ltd. See Notes 16 and 17.

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

During the year ended September 30, 2005, the Company granted 250,000 options to officers and directors with an exercise price of $1.42. These options were granted as compensation  to said officers and directors. Also during the year ended September 30, 2005, an individual exercised 39,291 options in a cashless exercise, resulting in an issuance of 21,000 shares of common stock.

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

All options granted were exercisable immediately. The Company’s board of directors has reserved the right to cancel these awards for non-performance or other reasons. Further, in accordance with the terms of the stock option plan, under most circumstances, officer and director options must be exercised within 90 days of the departure of an officer or director from the Company. As a result, 250,000 of the options granted with an exercise price of $3.73 expired in the year ended September 30, 2005. Additionally, 250,000 options granted in 2002, with an exercise price of $1.50 expired during the year ended September 30, 2005.

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

CADENCE RESOURCES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005

Following is a summary of the stock options during the years ended September 30, 2005, 2004, and 2003:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at 10/1/2002	750,000	$1.08
Granted	287,140	2.23
Exercised	(100,000)	(0.68)
Expired or forfeited	–	–
Outstanding at 9/30/2003	937,140	$1.47
Options exercisable at 9/30/2003	937,140	$1.47
Weighted average fair value of options granted during the year ended 9/30/2003	$2.27

Outstanding at 10/1/2003	937,140	$1.47
Granted	476,500	3.77
Exercised	–	–
Expired or forfeited	–	–
Outstanding at 9/30/2004	1,413,640	$2.25
Options exercisable at 9/30/2004	1,413,640	$2.25
Weighted average fair value of options granted during the year ended 9/30/2004	$0.91

Outstanding at 10/1/2004	1,413,640	$2.25
Granted	250,000	1.42
Exercised	(39,291)	1.35
Expired or forfeited	(500,000)	(2.62)
Outstanding at 9/30/2005	1,124,349	$1.93
Options exercisable at 9/30/2005	1,124,349	$1.93
Weighted average fair value of options granted during the year ended 9/30/2005	$2.09

CADENCE RESOURCES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2005

Exercise Date	Number of Shares Under Options	Weighted Average Price per Share
On or before March 1, 2007	450,000	$1.74
On or before April 2, 2007	76,500	$4.00
On or before July 8, 2007	60,709	$1.35
On or before June 18, 2007	50,000	$1.70
On or before June 1, 2007	75,000	$2.00
On or before January 7, 2008	250,000	$1.42
On or before September 30, 2008	162,140	$2.50

In July 2003, 100,000 of the outstanding options were exercised for the purchase of 100,000 shares of the Company’s common stock.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company existing stock option plans as of September 30, 2005

			Remaining
Exercise	Number of	Weighted Average	Contractual Life	Number	Weighted Average
Prices	Shares Under Options	Exercise Price	(in years)	Exercisable	Exercise Price
$0.75	300,000	$0.75	.42	300,000	$0.75
1.35	60,709	1.35	.75	60,709	1.35
1.42	250,000	1.42	2.33	250,000	1.42
1.70	50,000	1.70	.75	50,000	1.70
2.00	75,000	2.00	1.67	75,000	2.00
2.50	162,140	2.50	3.00	162,140	2.50
3.73-4.00	226,500	3.82	2.50	226,500	3.82
	1,124,349	$1.93		1,124,349	$1.93

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION ACTIVITIES (Unaudited)

Supplemental Reserve Information. The following information presents estimates of the proved oil and gas reserves of Cadence Resources Corporation, and excludes any information with respect to Aurora Energy, Ltd. We retained the services of an independent petroleum consultant (Ralph E. Davis Associates, Houston, Texas) to estimate our oil reserves in Texas and natural gas reserves in Louisiana at September 30, 2005, 2004 and 2003. Natural gas reserves have not been estimated for Michigan because the operator of the property has not undertaken an independent study under Securities and Exchange Commission reporting standards; any such Michigan reserves are not considered material.

Estimates of Proved Reserves
	Oil	Natural Gas
	(MBBL)	(MMCF)
Proved reserves as of September 30, 2002	98	-
Revisions of previous estimates	(19)	-
Extensions and discoveries	-	-
Production	(11)	-
		-
Proved reserves as of September 30, 2003	68	-
Revisions of previous estimates	-	-
Extensions and discoveries	-	880.4
Production	(26)	(294.7)
Proved reserves as of September 30, 2004	42	585.7
Revisions of previous estimates	-
Extensions and discoveries	35	119.3
Production	(17)	(199.7)
Proved reserves as of September 30, 2005	60	505.3
Proved developed reserves
September 30, 2003	68	-
September 30, 2004	30	585.7
September 30, 2005	60	505.3

The following table summarizes the average year-end prices (net of basis adjustments) used to estimate reserves in accordance with SEC guidelines.

	9/30/2005	9/30/2004	9/30/2003
Natural gas (per mcf)	$11.23	$5.44	n/a
Oil (per barrel)	$62.62	$49.51	$29.19

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on crude oil and natural gas reserve and production volumes estimated by Cadence Resources Corporation’s independent reserve engineers. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Cadence or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows of Cadence, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Cadence.

The future cash flows presented below are computed by applying year-end prices to year-end quantities of proved crude oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing Cadence’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of Cadence’s crude oil and natural gas reserves for the years ended September 30, 2005, 2004 and 2003.

	2005	2004	2003
Future gross revenues (1)	$9,401,691	$5,518,350	$1,936,592
Future production and development costs (2)	(2,201,432)	(1,795,757)	(243,132)
Future net cash flows before income taxes	7,200,259	3,722,593	1,693,460
Future income taxes -discounted at 10% (3)	(599,522)	-	-
Future cash flows after income taxes	6,600,737	3,722,593	1,693,460
Discount at 10% per annum	(1,809,783)	(639,427)	(260,496)
Standardized measure of discounted future net cash
flows relating to proved oil and gas reserves	$4,790,954	$3,083,166	$1,432,964

(1)
Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.

(2)	Based on economic conditions at year-end. Does not include administrative, general or financing costs. Does not consider future changes in development or production costs.

(3)
Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future oil and gas producing activities and tax carry forwards. The 2004 and 2003 balances are not reduced by income taxes due to the tax basis of the properties and the net operating loss carry forwards offsetting future net cash flows. It is assumed that the net operating loss would be limited for 2005 due to the change in control resulting from the merger in October 2005.

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the changes in Standardized Measure of Discounted Future Net Cash Flows for the years ended September 30, 2005, 2004 and 2003.

	2005	2004	2003
Beginning balance	$3,083,166	$1,432,964	$2,003,391
Revisions to proved reserves	-	-	(554,610)
New discoveries and extensions, net of
future development and production costs	910,656	2,261,214	-
Purchases of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Sales of oil and gas produced, net of
production costs	(1,800,422)	(1,976,299)	(15,817)
Previously estimated development costs incurred	77,536	-	-
Net change in income taxes	(599,522)	-	-
Net changes in prices and production costs	3,940,687	1,381,415	-
Accretion of discount	63,943	26,050	-
Changes in timing and other	(885,090)	(42,177)	-
Net change in standardized measure
of discounted cash flows	$1,707,788	$1,650,202	$(570,427)
Ending balance	$4,790,954	$3,083,166	$1,432,964

Capitalized Costs Related to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to Cadence’s natural gas and crude oil producing activities at September 30, 2005 and 2004.

	2005	2004
Proved oil and gas properties	$6,865,384	$5,731,108
Unproved oil and gas properties	1,134,728	961,720
Wells and related equipment and facilities	1,090,263	855,562
Support equipment and facilities	585,602	506,427
	9,675,977	8,054,817
Accumulated depreciation, depletion and amortization	(6,594,549)	(3,911,929)
Net capitalized costs	$3,081,428	$4,142,888

Costs Incurred in Oil and Gas Producing Activities

The acquisition, exploration and development costs disclosed in the following table are in accordance with definitions in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include exploration expenses, additions to exploration wells in progress and depreciation of support equipment used in exploration activities. Development costs include additions to production facilities and equipment, additions to development wells in progress and related facilities and depreciation of support equipment and related facilities used in development activities.

The following table sets forth costs incurred related to Cadence’s oil and gas activities for the years ended September 30, 2005, 2004 and 2003.

	2005	2004	2003
Property acquistion costs	$351,445	$235,083	$319,188
Exploration	2,053,252	496,082	1,618,040
Development	2,926,762	9,014,714	-
Total costs incurred	$5,331,459	$9,745,879	$1,937,228