Form 10KSB
period 2005-12-31
CADENCE RESOURCES CORP
filed 2006-03-31
CIK 933157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|_| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from October 1, 2005 to December 31, 2005.

Commission File Number: 000-25170

                          CADENCE RESOURCES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                    Utah                                    87-0306609
-----------------------------------------------  -------------------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

4110 Copper Ridge Dr, Suite 100, Traverse City, Michigan             49684
-------------------------------------------------------------  -----------------
       (Address of Principal Executive Offices)                    (Zip code)

                                 (231) 941-0073
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
         None                                             N/A

Securities registered under Section 12(g) of the Exchange Act:

                         common stock, par value $0.01
             -------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $7,363,482

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of February 22, 2006, was approximately $324,074,694. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates.

Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

As of February 22, 2006, there were 81,486,517 shares of the common stock, par value $0.01 per share, of the issuer issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

PART I  .....................................................................  1
     ITEM 1.   DESCRIPTION OF BUSINESS.......................................  1
     ITEM 2.   DESCRIPTION OF PROPERTIES..................................... 13
     ITEM 3.   LEGAL PROCEEDINGS............................................. 24
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 24

PART II  .................................................................... 25
     ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
               AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...... 25
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................... 29
     ITEM 7.   FINANCIAL STATEMENTS.......................................... 40
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE........................... 40
     ITEM 8A.  CONTROLS AND PROCEDURES....................................... 40
     ITEM 8B.  OTHER INFORMATION............................................. 41

PART III  ................................................................... 42
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT.................................................. 42
     ITEM 10.  EXECUTIVE COMPENSATION........................................ 46
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................... 48
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 49
     ITEM 13.  EXHIBITS...................................................... 50
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................ 51

FINANCIAL STATEMENTS........................................................ F-1

                                     PART I

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates", or similar expressions used in this report.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

      o the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
      o     uncertainties about the estimates of reserves;
      o our ability to increase our production and oil and gas income through exploration and development;
      o the number of well locations to be drilled and the time frame within which they will be drilled;
      o the timing and extent of changes in commodity prices for natural gas and crude oil;
      o     domestic demand for oil and natural gas;
      o     drilling and operating risks;
      o the availability of equipment, such as drilling rigs and transportation pipelines; and
      o the adequacy of our capital resources and liquidity including, but not limited to, access to credit.

      Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

      We are a Utah corporation incorporated on April 7, 1969 to explore and mine natural resources under the name Royal Resources, Inc. We changed our corporate name four times since we were incorporated, most recently on May 2, 2001 when we changed our name to Cadence Resources Corporation in connection with a corporate reorganization to focus our operations on oil and gas exploration.

      We acquired Aurora Energy, Ltd. ("Aurora") on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora. As a result of that merger, Aurora became our wholly-owned subsidiary. The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. The Aurora executive management team also assumed management control at the time the merger closed, and we moved our corporate offices to Traverse City, Michigan. The acquisition of Aurora was pursuant to the Agreement and Plan of Merger dated as of January 31, 2005. In connection with the acquisition of Aurora, we issued an aggregate of 39,592,510 shares of our common stock to the former shareholders of Aurora, and reserved an additional 10,497,328 shares of our common stock for issuance upon exercise of options or warrants that had been issued by Aurora prior to the acquisition and that were previously exercisable for shares of the common stock of Aurora.

BUSINESS OVERVIEW

      We are involved in the exploration, development and production of natural gas and oil reserves in North America. Our goal is to produce gas from lower risk unconventional gas reservoirs such as black shales, coal seams and tight sands, targeting projects where large acreage blocks can be easily evaluated with a series of low cost test wells prior to development investments. We have a particular, but not exclusive, focus on the black shales of Michigan and Indiana. Conventional oil and gas exploration will be given consideration when opportunities are available which could yield significant upside reserves. Quite often, there will be prospects generated for conventional reservoirs as a result of data gained from drilling wells in unconventional reservoirs.

      Our goal is to generate revenues from the sale of oil and gas production sufficient to support ongoing development of our acreage. Once wells are drilled and in production, the underlying gas reserves will be characterized as proved developed producing reserves, which have greater value than unproven probable reserves. As a general rule, once the underlying reserves are characterized as proved developed producing reserves, the underlying assets can be pledged to support debt financing. Proved developed producing reserves are also generally more attractive to prospective asset purchasers such as larger oil and gas companies.

DRILLING TECHNIQUES AND GAS PROCESSING

      For gas wells, we generally use a production system that is designed to achieve low pressure on the wells, pipelines, facilities and reservoir. This is done by keeping natural fractures open to the well bore, and by using low-pressure gas processing near well sites. Using this low-pressure production approach, we seek to increase the recoverability of gas production that would otherwise be held in the reservoir.

      We usually use a simple proven completion procedure. This procedure involves drilling through several pay zones, setting and cementing casing, and drilling a rat-hole, which is used for gas-water separation. The wells are then hydraulically fractured with a specifically designed four-stage fracture procedure. Imaging logs are used to identify which zones are best fractured and will yield commercial gas production.

      In order to contain costs, we try to keep facilities for gas processing decentralized. Salt water disposal wells are drilled close to the compression facilities, near to each field's wells. Skid mounted separators that can be easily upgraded or downsized are used at the site of the salt water disposal wells. The localized disposal of water reduces power demand. Different reservoirs contain different amounts of water. We cannot accurately predict the actual amount of time required for dewatering with respect to each well. The period of time when the volume of gas that is produced is limited by the dewatering process could be as much as two years, thereby delaying peak revenue production.

      We use skid mounted compressors in a series to maximize compression efficiencies from the well to the transportation line. We also seek to maintain low pressure in the gathering systems. Gas is usually drawn at low wellhead pressure using a five and one-half inch or seven inch production casing.

      One strategy we use to minimize costs is to minimize the use of land surface. This is accomplished by using small well sites in open areas near roads, and by not building central processing facilities, but instead using localized facilities as described above. We continue to explore innovations in technology and methodologies that will reduce production costs and increase efficiencies. We may use other drilling, completion and operating procedures than those described above if, in our opinion, alternative procedures will produce a higher rate of gas.

      Our wells are drilled by outside drilling companies. We believe that there is currently enough capacity available in the areas in which we are working that we will not have a problem finding one or more drilling companies available to meet our time schedule for drilling wells. However, over time, circumstances could change as development activity in the industry picks up.

      After the wells are completed and put into production, we may decide that additional work needs to be done beyond routine maintenance. It is frequently the case that at some point in the life of a well additional work may be appropriate in order to increase production, such as reworking, re-completion, deepening or sidetracking of existing wells; or the installation of secondary tertiary or other enhanced recovery methods. We will engage in production-enhancing operations of this type when needed, even if it results in a temporary reduction in cash flow.

SALE OF PRODUCTION

      We use different strategies for gas sales depending on the location of the field and the local markets. In some locations, we may use proprietary CO2 reduction units to process our own gas and sell it to nearby local markets. In other cases, we connect to nearby high pressure transmission pipelines. We are not currently aware of any problems with pipeline availability. However, because of the nature of natural gas development, there may be periods of time when pipeline capacity is inadequate to meet our transportation needs. It is often the case that as new development comes on line, pipelines are close to or at capacity before new pipelines are built.

      We recently entered into a confirmed delivery gas contract to be effective for the period April 1, 2006 through March 31, 2007. This contract will take up most of our existing production. As we bring new wells on line and our production volume increases, we will sell the new production in the spot markets. We expect that we will usually sell in this fashion, partly through confirmed gas delivery contracts and partly in the spot markets. The advantage to selling under a confirmed gas delivery contract is that we can protect against price fluctuations and falling prices. Because of volatility in gas prices and our need to be able to service debt, we decided that it would be advisable to sell at least some of our gas under a confirmed delivery contract. The disadvantage of selling under a confirmed gas delivery contract is that it will impair our ability to participate in significant market price increases, if they occur, until the end of the term of the contract.

      Prices for gas and oil fluctuate fairly widely based on supply and demand. Supply and demand are influenced by weather, foreign policy and industry practices. For example, demand for gas has increased in recent years due to a trend in the power plant industry to move away from using oil and coal as a fuel source, to using gas, because gas is a cleaner fuel. Nonetheless, in light of historical fluctuations in prices, there can be no assurance at what price we will be able to sell our gas and oil. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns.

UNITIZATION OF PRODUCTION

      The production of some or all of our wells may be unitized (connected by agreement) with the production from wells we have already drilled or from wells drilled by other owner/operators in the same fields. Any subsequent wells drilled within the fields may also be unitized with existing wells, including our wells. Typically, we only unitize a well that we have drilled or a well that we have purchased from other companies.

      If other companies are involved, the method used for the unitization will be to add together all of the acquisition and development costs from each of the participants within the field, and then calculate the working interest percentage of each participant based on the acreage owned in the unit by each participant. Thus, working interest percentages will be recalculated each time new acreage is added to the unit or removed from the unit. All costs are billed to each participant, including costs for infrastructure development as well as drilling costs. However, percentage of costs can vary, based upon agreements among participants.

      The unitization of wells reduces the risk associated with any specific well in which we own a working interest. In addition, the sharing of infrastructure costs, such as the cost of the salt water disposal wells, should result in a lower per-well operating expense for all of the wells in the field. Fields are typically unitized prior to drilling wells or filing permit applications.

INSURANCE

      We currently have the following insurance coverage which is effective until January 1, 2007:

                POLICY TYPE                              LIMIT
      ----------------------------------  --------------------------------------

      Worker's Compensation & Employment  Worker's Compensation; Statutory
      Liability                           Employer's Liability - $1,000,000

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

      Automobile                          $1,000,000 per occurrence

      Excess/Umbrella Liability           $20,000,000 per occurrence and
                                          aggregate

      Property/Pollution                  $3,432,295 (property coverage);
                                          $1,000,000 (pollution limit)

      Well Control                        $2,000,000 limit

      Directors and Officers Liability    $15,000,000 primary
                                          $10,000,000 excess

EMPLOYEES

      As of March 28, 2006, we have 47 full time employees and three part time employees. We are not a party to any collective bargaining agreements.

SERVICE MARK

      We have been granted a service mark registration (Registration No. 2,214,144) from the United States Patent and Trademark Office for the Aurora logo. The registration date is December 29, 1998, and the registration is valid for 10 years. We do not own any other patents, trademarks, licenses, franchises or concessions.

COMPETITION AND MARKETS

      We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Renewable energy sources may become more competitive in the future.

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

REGULATORY CONSIDERATIONS

      Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission ("FERC"), the Minerals Management Service ("MMS"), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

      Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

      Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, natural gas liquids, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978. Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938. While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

      State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. This regulation has not generally been applied against gatherers of natural gas, although natural gas gathering may receive greater regulatory scrutiny in the future.

      Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent environmental regulation. Compliance with environmental regulations is generally required as a condition to obtaining drilling permits. State inspectors generally review compliance. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries, fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

      Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency ("EPA") and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material ("NORM").

      A permit from the EPA (Michigan) or a state regulatory agency (Indiana and Ohio) must be obtained before we may drill a salt water disposal well. The amount of time required to obtain such a permit varies from state to state, but can take as much as six or more months in Michigan. Since many gas wells can only be produced if a salt water disposal well is available, the salt water disposal well permit requirement may delay the commencement of production.

      In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, and we incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributed to us under applicable state, federal or local laws or regulations.

      We believe that we are in substantial compliance with all currently applicable environmental laws and regulations. To date, compliance with such laws and regulations has not required the expenditure of any material amount of money, and we do not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position or results of operations. Since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

SUBSIDIARIES AND AFFILIATES

      As a result of the merger on October 31, 2005, Aurora, a Nevada corporation, is now our wholly owned subsidiary. Those assets held by Aurora before the merger continue to be held by Aurora at this time (other than those assets that have since been sold). In addition, the new assets acquired since the merger are being acquired by Aurora or its subsidiaries. Our presentation of our assets in this document is shown on a consolidated basis. Aurora has several subsidiaries as described below.

      Aurora Antrim North, L.L.C. ("AAN") is a wholly-owned subsidiary of Aurora. It is the borrower under the BNP Paribas and TCW Energy, et al. credit facilities, and holds those assets pledged as collateral under the credit facilities. These assets include all of our Michigan Antrim Shale properties located in Alcona, Alpena, Charlevoix, Cheboygan, Montmorency and Otsego Counties, and an interest in the Hudson Pipeline & Processing Co., LLC, as described below.

      Aurora Operating, L.L.C. ("AOC"), owns an interest in approximately 56,000 acres of New Albany Shale leasehold interests in Martin, Daviess and Dubois Counties, Indiana. Since February 1, 2006, Aurora owns a 71% membership interest in AOC.

      Indiana Royalty Trustory, L.L.C. ("IRT") owns overriding royalty interests in the New Albany Shale in Indiana. Aurora owns a 50% membership interest in IRT. The balance is owned by LaVanway Capital & Trade Corporation.

      Hudson Pipeline & Processing Co., LLC ("Hudson") owns a facility plant, pipeline, rights-of-way and meter used by nearby Antrim wells, and processes the gas produced from those wells. AAN owns a 90.94% membership interest in this limited liability company, and has entered into a letter of intent to acquire an additional 2.5%. After Hudson receives revenues equal to 125% of the amount spent on construction of the pipeline, AAN's interest will drop by 2.5%.

      GeoPetra Partners, LLC ("GeoPetra") is a limited liability company engaged primarily in the identification and evaluation for acquisition of oil and gas properties and interests in entities which hold such properties and interests, identification and evaluation of areas to be explored and developed for the production of oil and gas, and providing consulting services to its members in connection with other oil and gas properties and interests, operations and activities. GeoPetra was formed on April 1, 2005. Aurora owns a 30% interest in GeoPetra. To date, GeoPetra's operations have not been significant.

RISKS RELATED TO OUR BUSINESS

We Cannot Guarantee Financial Results.

      We reported profit from operations during the twelve months ended December 31, 2002 and 2003, and a loss from operations during the twelve months ended December 31, 2004 and 2005. There is no assurance that we will be able to return to and maintain profitability.

We May Be Unable To Make Acquisitions Of Producing Properties Or Prospects Or Successfully Integrate Them Into Our Operations.

      Acquisitions of producing properties and undeveloped oil and gas leases have been an essential part of our long-term growth strategy. We may not be able to identify suitable acquisitions in the future or to finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, many of whom have substantially greater managerial and financial resources than us. The successful acquisition of producing properties and undeveloped oil and gas leases requires an assessment of the properties' potential oil and gas resources, future oil and gas prices, development costs, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact and their accuracy inherently uncertain. Such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than existing properties. Our acquisitions may not be integrated successfully into our operations and may not achieve desired profitability objectives.

We Do Not Have Complete Management Control Over All Our Properties.

      We conduct much of our oil and gas exploration, development and production activities in joint ventures with others. In some cases, we act as operator and retain significant management control. In other cases, we have reserved only an overriding royalty interest and have surrendered all management rights. In still other cases, we have reserved the right to participate in management decisions, but do not have ultimate decision-making authority. As a result of these varying levels of management control, in a portion of the properties in which we have an interest, we have no control over:

      o     the number of wells to be drilled;
      o     the location of wells to be drilled;
      o     the timing of drilling and re-completing of wells;
      o     the field company hired to drill and maintain the wells;
      o     the timing and amounts of production;
      o     the approval of other participants in drilling wells;
      o     development and operating costs;
      o     capital calls on working interest owners; and
      o     negative gas balance conditions.

      These and other aspects of the operation of our properties and the success of our drilling and development activities will in many cases be dependent on the expertise and financial resources of our joint venture partners and third-party operators.

We May Lose Key Management Personnel.

      Our current management team has substantial experience in the oil and gas business. We do not have employment agreements with any members of our management team. The loss of any of these individuals could adversely affect our business. If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

Much Of Our Proved Reserves Are Not Yet Producing.

      Of our proved natural gas reserves at December 31, 2005 (including the additional working interest in the Hudson project that we purchased in January
2006), approximately 58% are classified as "proved developed producing", approximately 19% are classified as "proved developed non-producing" and approximately 23% are classified as "proved undeveloped." Production revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, after we have installed supporting infrastructure or taken other necessary steps. It will be necessary to incur additional capital expenditures to install this required infrastructure. Production revenues from estimated proved undeveloped reserves will not be realized until after such time, if ever, as we make significant capital expenditures with respect to the development of such reserves, including expenditures to fund the cost of drilling wells and building the supporting infrastructure. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of the costs associated with developing these reserves in accordance with industry standards, no assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities, or that development activities will be either successful or in accordance with our schedule. We cannot control the performance of our joint venture partners on whom we depend for development of a substantial number of properties in which we have an economic interest and which are included in our reserves. Further, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled. No assurance can be given that any wells will yield commercially viable quantities.

Our Credit Facilities Have Operating Restrictions And Financial Covenants That Limit Our Flexibility And May Limit Our Borrowing Capacity.

      One of our credit facilities limits the amount of earnings from production that we have access to for the properties pledged as collateral on the loan. All of our credit facilities, other than our office mortgage loan, have operational restrictions and credit ratio compliance requirements that limit our flexibility. If the ratio requirements are not satisfied, curative action may be required, such as repaying a part of the outstanding principal or pledging more assets as collateral, and we will be unable to draw more funds to use in development.

      The value of the assets pledged as collateral for two of our credit facilities will depend on the then current commodity prices for natural gas. If prices drop significantly, we may have trouble satisfying the ratio covenants of these credit facilities. As noted below, oil and gas prices are volatile. The value of assets pledged on a third credit facility is tied to the price at which our stock is trading. We will be unable to control this variable.

      If we are unable to make use of our credit facilities, it may be difficult to find replacement sources of financing to use for working capital, capital expenditures, drilling, technology purchases or other purposes. Even if replacement financing is available, it may be on less advantageous terms than the current credit facilities.

Some Of Our Bank Accounts Are Not Fully Insured.

      Some of our bank accounts periodically exceed the $100,000 limit of FDIC insurance for deposits. In the unlikely event that our bank should fail, it is possible that we will lose some of our funds on deposit.

Our Drilling Activities May Be Unsuccessful.

      We cannot predict prior to drilling and testing a well whether the well will be productive or whether we will recover all or any portion of our investment in the well. Our drilling for oil and natural gas may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient quantities to cover drilling and completion costs, and are not economically viable. Our efforts to identify commercially productive reservoirs, such as studying seismic data, the geology of the area and production history of adjoining fields, do not conclusively establish that oil and gas is present in commercial quantities. If our drilling efforts are unsuccessful, our profitability will be adversely affected.

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

Production Delays May Occur.

      In order to generate revenues from the sale of oil and gas production from new wells, we must complete significant development activity. Delay in receiving governmental permits, adverse weather, a shortage of labor or parts, and/or dewatering time frames may cause delays, as discussed below. These delays will result in delays in achieving revenues from these new wells.

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

      For each new well, before drilling can commence, we will have to obtain a drilling permit from the state in which the well is located. We will also have to obtain a permit for each salt water disposal well. It is possible that for reasons outside of our control, the issuance of the required permits will be delayed, thereby delaying the time at which production is achieved.

      Adverse weather may foreclose any drilling or development activity, forcing delays until more favorable weather conditions develop. This is more likely to occur during the winter and spring months, but can occur at other times of the year.

      Different natural gas reservoirs contain different amounts of water. The actual amount of time required for dewatering with respect to each well cannot be predicted with accuracy. The period of time when the volume of gas that is produced is limited by the dewatering process may be extended, thereby delaying revenue production.

Oil And Gas Prices Are Volatile. A Substantial Decrease In Oil Or Natural Gas Prices Could Adversely Affect Our Business.

      Our revenues, profitability and future growth depend in part on prevailing natural gas and crude oil prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and crude oil that we can economically produce. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns. It is possible that prices will drop so low that production will become uneconomical. Ongoing production costs that will continue include equipment maintenance, compression and pumping costs. If production becomes uneconomical, we may decide to discontinue production until prices improve.

      Prices for natural gas and crude oil fluctuate widely. The prices for oil and natural gas are subject to a variety of factors beyond our control, including

            o     the level of consumer product demand;
            o     weather conditions;
            o     domestic and foreign governmental regulations;
            o     the price and availability of alternative fuels;
            o     political conditions in oil and gas producing regions;
            o     the domestic and foreign supply of oil and gas;
            o     market uncertainty; and
            o     worldwide economic conditions.

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

Unitization Presents Some Risks.

      Some or all of our wells will be unitized with wells owned by the other owners within the same field. Because unitization of production combines the operating results of more than one owner of wells, there is a risk that the performance of the wells we do not own will lower our financial performance if the wells we do not own do not perform as well as the wells we do own. In addition, it may be argued that the owners of wells developed later in a field have an advantage because they have more production history upon which to evaluate the investment, they are able to use their money for other purposes before committing their resources to the wells in the field, and they are getting the benefit of all reserves when some of the reserves have already been depleted.

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

      Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Information regarding discounted future net cash flows should not be considered as the current market value of the estimated oil and natural gas reserves that will be attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. The reserve report for our Michigan Antrim properties assumes that production will be generated from each well for a period of 40 years. Because production is expected for such an extended period of time, the probability is enhanced that conditions at the time of production will vary materially from the current conditions used to calculate future net cash flows. In addition, the 10% discount factor, which is required by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks that will be associated with our operations or the oil and natural gas industry in general.

We May Have Difficulty Financing Our Planned Growth.

      We have experienced and expect to continue to experience substantial capital expenditure and working capital needs, particularly as a result of our property acquisition and development drilling activities. We will require additional financing, in addition to cash generated from our operations, to fund our planned growth. Additional financing may not be available to us on acceptable terms or at all. If additional capital resources are unavailable, we may be forced to curtail our acquisition, development drilling and other activities or to sell some of our assets on an untimely or unfavorable basis.

We May Not Have Good And Marketable Title To Our Properties.

      It is customary in the oil and gas industry that upon acquiring an interest in a non-producing property, only a preliminary title investigation is done at that time and that a drilling title opinion is done prior to the initiation of drilling, neither of which can substitute for a complete title investigation. We have followed this custom to date and intend to continue to follow this custom in the future. Furthermore, title insurance is not available for mineral leases, and we will not obtain title insurance or other guaranty or warranty of good title. If the title to our prospects should prove to be defective, we could lose the costs that we have incurred in their acquisition, or incur substantial costs for curative title work.

Competition In Our Industry Is Intense, And We Are Smaller And Have A More Limited Operating History Than Most Of Our Competitors.

      We will compete with major and independent oil and gas companies for property acquisitions and for the equipment and labor required to develop and operate these properties. Most of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for oil and gas prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to complete transactions in this highly competitive environment.

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

      Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our natural gas and crude oil. Production from gas wells in many geographic areas of the United States, including Louisiana and Texas, has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where our operations will be conducted. If so, it is possible that there will be no market or a very limited market for our production.

      As a result of operating hazards, regulatory risks and other uninsured risks, we could incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds available for exploration, development or acquisitions.

We May Lack Insurance That Could Lower Risks To Our Investors.

      We have procured insurance policies for general liability, property/pollution, well control, workers' compensation and automobile, as well as a $20 million excess liability umbrella policy. Nonetheless, the policy limits may be inadequate in the case of a catastrophic loss, and there are some risks that are not insurable. An uninsured loss could adversely affect our financial performance.

We Are Subject To Complex Federal, State And Local Laws And Regulations That Could Adversely Affect Our Business.

      Oil and gas operations are subject to various federal, state and local government laws and regulations, which may be changed from time to time in response to economic or political conditions. Matters that are typically regulated include

            o     discharge permits for drilling operations;
            o     drilling bonds;
            o     reports concerning operations;
            o     spacing of wells;
            o     unitization and pooling of properties;
            o     environmental protection; and
            o     taxation.

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

RISKS RELATED TO THE OWNERSHIP OF CADENCE STOCK

We May Experience Volatility In Our Stock Price.

      The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

      o     quarterly variations in operating results;
      o     changes in financial estimates by securities analysts;
      o     changes in market valuations of other similar companies;
      o announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;
      o     additions or departures of key personnel;
      o any deviations in net sales or in losses from levels expected by securities analysts; and
      o     future sales of our common stock.

      In addition, the stock market from time to time experiences extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

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

      In the past our shares have been deemed to be "penny stocks" due to the price at which the shares traded. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to include any equity security that has a market price (as defined in the regulations) less than $5.00 per share. Although our stock is currently trading above $5.00 per share, the price at which it trades could drop, resulting in its re-characterization as penny stock. If this happens, the penny stock regulations will require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited if our shares were re-characterized as penny stock. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

We Do Not Have Cumulative Voting And A Small Number Of Existing Shareholders Control Us.

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

      In connection with the closing of the merger of Cadence and Aurora, certain of our shareholders, including certain former Aurora shareholders who became shareholders of us in connection with the merger, executed and delivered voting agreements pursuant to which they agreed, for a period of 36 months, to vote an aggregate of 22,740,830 of their shares of our common stock in favor of
(i) five directors designated by William W. Deneau, who are initially William W. Deneau, Earl V. Young, Gary J. Myles, Richard Deneau, and Ronald E. Huff; and
(ii) two directors designated by William W. Deneau from among our Board of Directors immediately before the closing of the merger, who are initially Howard Crosby and Kevin Stulp. In addition, these shareholders agreed to vote all of their shares of common stock to ensure that the size of our Board of Directors will be set and remain at seven directors. Also in connection with the closing of the merger, certain of our shareholders executed and delivered irrevocable proxies naming William W. Deneau and Lorraine King as proxies to vote their shares through October 31, 2008 in the manner determined by such proxies. An aggregate of 11,583,012 shares of our common stock held by such shareholders was subject to these proxies at February 22, 2006. These provisions will limit our other shareholders' ability to influence the outcome of shareholder votes including votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions through October 31, 2008.

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

ITEM 2. DESCRIPTION OF PROPERTIES

ANTRIM SHALE OPERATIONS

      Antrim Shale is a black shale that underlies the entire Michigan Basin. The shale is very thick (140 to over 200 feet) and has a high percentage organic content (10% to over 20%). Due to the nature of the natural fractures in the Antrim Shale, production will vary from well to well.

      The productive, fractured trend for the Antrim Shale runs across the northern portion of the Michigan Basin from Lake Huron to Lake Michigan (160 miles). Gas wells have been drilled and produced in the Antrim Shale from depths of 250 feet to over 1,500 feet below the surface. A high percentage of the wells drilled in the Antrim Shale have been put into production, although as noted above, levels of production vary from well to well. Over 8,000 wells are currently producing in the Antrim Shale. In recent years, 200 to 400 wells have been drilled annually. It is expected that a similar number of wells will be drilled in 2006.

      The gas produced from the Antrim Shale is primarily a biogenic gas. At shallower depths the gas is primarily biogenic due to the presence of microbes in the low to medium saline waters. The low-density pay zones in the Antrim Shale are over 100 feet thick. Methane gas is continuously being generated by anaerobic bacteria that feed on CO2, organic material, and the heavier oils and gases stored in the shale.

      The Antrim Shale gas adsorbs to organic material in a manner similar to coal seams. Water in the natural fractures of the shale provides a trapping mechanism to hold the gas in place. As the water is produced to the surface, lowering the fluid and pressure in the reservoir, gases are released from the organic material and are produced to the surface. At depths of less than 1,500 feet, the gas-in-place is typically 90% methane or greater, with the balance being CO2 and some heavier gases.

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

      We have identified the Michigan Antrim Shale as an area with natural fractures using a variety of diagnostic tests, including a review of production trends, fracture imaging logs and geological mapping. In our opinion, based upon performance information from almost 8,000 wells in similar circumstances, areas with natural fractures in shale have good production potential.

      We currently plan to focus significant development activity over the next few years in the Michigan Antrim Shale. If sufficient capital is procured, we plan to drill up to 500 gross wells in the Michigan Antrim Shale over the next three years. We believe that so long as our existing credit facility remains available and we are able to increase it as production increases, we will have sufficient financing to achieve this goal. We are, however, exploring possible avenues of additional equity financing. Changes in circumstances could necessitate more financing than currently contemplated, such as greater than budgeted costs or lower than expected production or gas prices. Other variables that will affect our ability to achieve our goals include unexpected drilling results, a shortage of available drilling rigs, delays in testing and drilling, difficulties in acquiring leases, a shortage of transportation pipelines, and new opportunities that cause us to change focus. Any one of these variables could cause actual results to differ materially from our current business plan.

      Our current holdings in the Michigan Antrim shale are outlined in the chart below.

                              MICHIGAN ANTRIM CHART
                           As of December 31, 2005(1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Total #
                                                                                        of
                                                     Gross #             Additional   Antici-
                                                      Wells     Gross #     Wells      pated
                       Approx.  Gross #     Date     Drilled/    Wells   Permitted/    Gross                        Working   Joint
Project                 Gross    Wells   Production  Not Yet   Plugged &   Not Yet     Prod.                        Interest Venture
Name        Location    Acres  Producing  Started   Producing  Abandoned   Drilled     Wells  Operator   Pipeline     (4) %  Partner
------------------------------------------------------------------------------------------------------------------------------------
Treasure    Alpena       2,373     23       10/03        0          2          0        23    Samson(2)   DTE            18%  Samson
Island      County, MI                                                                                    Alpena LP           (2)
                                                                                                          Line
                                                                                                          into
                                                                                                          the
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Black       Alpena       1,891     13        4/03        0          2          2        16    Samson(2)   Thunder      15.5%  Samson
Bean #1     County, MI                                                                                    Bay                 (2)
                                                                                                          Line from
                                                                                                          Paxton
                                                                                                          Quarry
                                                                                                          facility
                                                                                                          into
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Black       Alpena       1,265      2        8/05        0          1          3         6    Samson(2)   Thunder     28.72%  Samson
Bean #2     County, MI                                                                                    Bay                 (2)
                                                                                                          Line from
                                                                                                          Paxton
                                                                                                          Quarry
                                                                                                          facility
                                                                                                          into
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Black       Alpena         455      4        7/05        0          0          1         5    Samson(2)   Thunder Bay  29.22% Samson
Bean #3     County, MI                                                                                    Line from           (2)
                                                                                                          Paxton
                                                                                                          Quarry
                                                                                                          facility
                                                                                                          into
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Black       Alpena         773      0         N/A        0          0          0         7    Samson(2)   Thunder      20.0%  Samson
Bean #4     County, MI                                                                                    Bay                 (2)
                                                                                                          Line from
                                                                                                          Paxton
                                                                                                          Quarry
                                                                                                          facility
                                                                                                          into
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Beyer       Alpena       2,575     17       02/02        0          0          2        19    Samson(2)   Thunder     7.639%  Samson
            County, MI                                                                                    Bay                 (2)
                                                                                                          Line from
                                                                                                          Paxton
                                                                                                          Quarry
                                                                                                          facility
                                                                                                          into
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Paxton      Alpena       2,485     15       10/98        0          2          0        17    Samson(2)   Thunder      19.8%  Samson
Quarry      County, MI                                                                                    Bay Line            (2)
                                                                                                          from
                                                                                                          Paxton
                                                                                                          Quarry
                                                                                                          facility
                                                                                                          into
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Clear       Mont-        4,148      0         N/A       10          0          3        25    Samson(2)   Thunder      20.0%  Samson
Lake        morency                                                                                       Bay into            (2)
            County, MI                                                                                    Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Discard     Alpena       1,512      1       12/05        4          0          4        12    Samson(2)   Thunder      20.0%  Samson
            County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Gehrke      Alpena       2,698     21        8/05        0          0          2        23    Samson(2)   Thunder      20.0%  Samson
            County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Green       Alpena       1,696      0         N/A        1          0         10        17    Samson(2)   Thunder      20.0%  Samson
Bean #1     County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Green       Alpena         940      0         N/A        3          0          5        16    Samson(2)   Thunder     39.22%  Samson
Bean #2     County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Total #
                                                                                        of
                                                     Gross #             Additional   Antici-
                                                      Wells     Gross #     Wells      pated
                       Approx.  Gross #     Date     Drilled/    Wells   Permitted/    Gross                        Working   Joint
Project                 Gross    Wells   Production  Not Yet   Plugged &   Not Yet     Prod.                        Interest Venture
Name        Location    Acres  Producing  Started   Producing  Abandoned   Drilled     Wells  Operator   Pipeline     (4) %  Partner
------------------------------------------------------------------------------------------------------------------------------------
Leeseberg   Alpena         429      0         N/A        0          0          2         5    Samson(2)   Thunder      20.0%  Samson
#1          County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Leeseberg   Alpena       1,094      0         N/A        0          0          8        12    Samson(2)   Thunder      20.0%  Samson
#2          County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Mackinaw    Alpena       1,670      0         N/A        0          0         11        14    Samson(2)   Thunder      9.75%  Samson
#1          County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Mackinaw    Alpena       2,520      8        9/05        0          1          5        17    Samson(2)   Thunder      20.0%  Samson
#2          County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Mt.         Alcona      15,447      0         N/A        3          0          7       100    Samson(2)   Thunder      20.0%  Samson
Mohican     County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Nicholson   Alpena         569      2        8/05        0          1          1         4    Samson(2)   Thunder      20.0%  Samson
Hill #1     County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Nicholson   Alpena       2,967      0         N/A        1          0          0        17    Samson(2)   Thunder      20.0%  Samson
Hill #2     County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Nicholson   Alpena       1,459      0         N/A        1          0          1        15    Samson(2)   Thunder      20.0%  Samson
Hill #3     County, MI                                                                                    Bay into            (2)
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Northwest   Benzie      23,578      0         N/A        1          0          0         1    Samson(2)   Michigan     20.0%  Samson
Michigan    County, MI                                                                                    Wet           to    (2)
                                                                                                          Header       100%
------------------------------------------------------------------------------------------------------------------------------------
Sequin      Alpena       1,776     17        4/05        0          0          1        19    Samson(2)   DTE          20.0%  Samson
            County, MI                                                                                    Alpena              (2)
                                                                                                          Line
                                                                                                          into the
                                                                                                          Alpena-
                                                                                                          Gaylord
                                                                                                          line
------------------------------------------------------------------------------------------------------------------------------------
Hudson      Charlevoix   2,760     22       11/04        0          1          1        23    Aurora      Aspen          86%    None
#34         County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Hudson SW   Charlevoix   2,578     24       12/04        0          1          2        24    Aurora      Aspen          96%    None
            County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Hudson NE   Charlevoix   2,400     21        4/05        0          1          1        22    Aurora      Aspen          96%    None
            County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Hudson NW   Charlevoix   2,594     14       11/05        5          1          2        25    Aurora      Aspen          96%    None
            County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Hudson      Charlevoix     760      0         N/A        6          0          2         8    Aurora      Aspen          46%   DTE
#13         County, MI                                                                                    Line to              and
                                                                                                          Petoskey           Whiting
                                                                                                          dry line             Oil
------------------------------------------------------------------------------------------------------------------------------------
Hudson      Charlevoix     320      3       11/05        0          0          0         3    Aurora      Aspen         100%    None
#19         County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Total #
                                                                                        of
                                                     Gross #             Additional   Antici-
                                                      Wells     Gross #     Wells      pated
                       Approx.  Gross #     Date     Drilled/    Wells   Permitted/    Gross                        Working   Joint
Project                 Gross    Wells   Production  Not Yet   Plugged &   Not Yet     Prod.                        Interest Venture
Name        Location    Acres  Producing  Started   Producing  Abandoned   Drilled     Wells  Operator   Pipeline     (4) %  Partner
------------------------------------------------------------------------------------------------------------------------------------
Hudson      Charlevoix   1,415      2       11/05        0          1          1         8    Aurora      Aspen         100%    None
West        County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
1500        Oscoda      19,152      0         N/A        1          0          2              Aurora      Saginaw     48.33%   Blue-
Antrim      County, MI                                                                                    Bay to               grass
Mio                                                                                                       Alpena-             Energy
                                                                                                          Gaylord
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Blue Chip   Mont-        1,840      0         N/A        2          0          6        12    Aurora      MichCon       100%    None
            morency                                                                                       Wet
            County, MI                                                                                    Header
------------------------------------------------------------------------------------------------------------------------------------
Arrowhead   Mont-        7,083      0         N/A       14          0         14        60    Aurora      MichCon        97%    None
            morency                                                                                       Wet           BPO;
            County, MI                                                                                    Header         77%
                                                                                                                         APO
------------------------------------------------------------------------------------------------------------------------------------
400 Antrim  Cheboygan    1,963      0         N/A        0          0          4        60    Aurora      Aspen         100%    None
            County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Black Bear  Cheboygan    2,178      0         N/A       14          0          3        18    Aurora      Aspen         100%    None
Central     County, MI                                                                                    Line to
                                                                                                          Petoskey
                                                                                                          dry line
------------------------------------------------------------------------------------------------------------------------------------
Dover       Otsego         505      2        9/05        0          0          0         2    Savoy       North          20%   Savoy
            County, MI                                                                        Explor-     Charlton            Energy
                                                                                              ation       7 Line
------------------------------------------------------------------------------------------------------------------------------------
Devil       Alcona         N/A     10       11/98        0          0          0        10    PDC(3)      Alpena-      3.68%  PDC(3)
River       County, MI                                                                                    Gaylord
                                                                                                          Line
------------------------------------------------------------------------------------------------------------------------------------
Blue        Alcona         N/A     16       09/97        0          0          0        16    PDC(3)      Alpena-       1.5%  PDC(3)
Spruce      County, MI                                                                                    Gaylord
                                                                                                          Line
------------------------------------------------------------------------------------------------------------------------------------
Timm        Alcona         N/A     21       08/98        0          0          0        21    PDC(3)      Alpena-      3.18%  PDC(3)
            County, MI                                                                                    Gaylord
                                                                                                          Line
------------------------------------------------------------------------------------------------------------------------------------
Warner 36   Otsego         160      2        8/05        0          0          0         2    OIL         Terra          25%   OIL
VII         County, MI                                                                        Energy      Hayes               Energy
------------------------------------------------------------------------------------------------------------------------------------
Un-         Michigan                0         N/A        0          0          0  Undeter-    Undeter-    Undeter-   Varies   Samson
developed   Antrim      61,845                                                    mined       mined       mined      by
acreage                                                                                                              project
(various
projects)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Total #
                                                                                        of
                                                     Gross #             Additional   Antici-
                                                      Wells     Gross #     Wells      pated
                       Approx.  Gross #     Date     Drilled/    Wells   Permitted/    Gross                        Working   Joint
Project                 Gross    Wells   Production  Not Yet   Plugged &   Not Yet     Prod.                        Interest Venture
Name        Location    Acres  Producing  Started   Producing  Abandoned   Drilled     Wells  Operator   Pipeline     (4) %  Partner
------------------------------------------------------------------------------------------------------------------------------------
Un-        Michigan    27,195      0         N/A        0          0           0  Undeter-    Undeter-    Undeter-   Varies   Savoy
developed  Non-Antrim                                                             mined       mined       mined      by       Exp-
acreage                                                                                                              project  lora-
(various                                                                                                                      tion
projects)
------------------------------------------------------------------------------------------------------------------------------------

(1)   On January 31, 2006, we closed on the purchase of a substantial block of assets in the Michigan Antrim Shale in an area known as the Hudson Project. This chart includes these assets, shown as if we had acquired them on or before December 31, 2005.

(2)   Samson Resources Corporation.

(3)   Petroleum Development Corporation of West Virginia.

(4)   "BPO" means before payout. "APO" means after payout.
------------------------------------------------------------------------------------------------------------------------------------

NEW ALBANY SHALE OPERATIONS

      The New Albany Shale is located in the Illinois Basin, much of which is located in the state of Indiana. The New Albany Shale is at least 100 feet thick throughout Indiana, with proven producing pay zones throughout. The shale is capped by a very thick, dense, gray-green shale (Borden Shale). The play covers 6,000,000 acres.

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

      We continue to actively explore opportunities in the New Albany Shale. Although we have sold off large portions of the leases we have acquired to joint venture partners, we continue to aggressively lease new projects, which we plan to develop once management has an opportunity to learn from our joint venture partnerships what geological work and drilling methods are most efficient in this area. In many cases, when we have sold leases in the New Albany Shale, we have retained a carried working interest or overriding royalty interests.

      Our current holdings in the New Albany Shale are outlined in the chart below.

------------------------------------------------------------------------------------------------------------------------------------
                                                           NEW ALBANY SHALE
                                                       As of December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Additional
                                                            Gross #      Gross #      Wells
                         Approx.   Gross #       Date       Drilled/      Wells     Permitted/               Working        Joint
Project                   Gross     Wells     Production    Not Yet     Plugged &    Not Yet                 Interest      Venture
Name        Location      Acres   Producing     Started    Producing    Abandoned    Drilled    Operator        %          Partner
------------------------------------------------------------------------------------------------------------------------------------
Pike        Pike          8,578      0           N/A           2           1            0        Forest        Varies     Forest
            County, IN                                                                           Oil           (1)        Oil
------------------------------------------------------------------------------------------------------------------------------------
Wabash      Owen,        91,918      0           N/A           0           0            0        Aurora        17.5%      New
            Greene,                                                                                                       Albany-
            Sullivan                                                                                                      Indiana,
            & Clay                                                                                                        LLC/Rex
            Counties,                                                                                                     Energy
            IN                                                                                                            Opera-
                                                                                                                          ting
                                                                                                                          Corp.
------------------------------------------------------------------------------------------------------------------------------------
El Paso     Dubois,     161,872      4         12/05           3           0            4        El Paso       5%         El Paso
            Knox,                                                                                              carried
            Martin &                                                                                           WI on the
            Daviess                                                                                            first 50
            Counties,                                                                                          wells; 5%
            IN                                                                                                 WI from
                                                                                                               the 51st
                                                                                                               well
                                                                                                               forward
------------------------------------------------------------------------------------------------------------------------------------
Knox Gas    Knox         22,645      0           N/A           1           0            4        Horizontal    75%        Horizontal
Develop-    County,                                                                              Systems                  Systems
ment        IN
------------------------------------------------------------------------------------------------------------------------------------
Misc.       Indiana     177,995      0           N/A           0           0            0        Aurora        Varies     Wabash
holdings                                                                                                       between    Energy
                                                                                                               50%        Partners
                                                                                                               and
                                                                                                               100%

            Kentucky    131,014      0           N/A           0           0            0        Aurora        100%       Samson
------------------------------------------------------------------------------------------------------------------------------------

(1)   Test Wells: 11.25%

      Working interest:

      First 50 Subsequent Wells.

            Before Payout - NRI 87.5% or greater: 29.125% working interest (of which 7.875% is carried by Forest Oil to the point of the sales meter)

            Before Payout - NRI below 87.5%: 26.125% working interest (of which
            4.875% is carried by Forest Oil to the point of the sales meter)

            After Payout: 31% working interest.

      After First 50 Subsequent Wells: carried working interest is reduced from a proportionate 10% to a proportionate 7.5%.
------------------------------------------------------------------------------------------------------------------------------------

MISCELLANEOUS OTHER GAS HOLDINGS

         We have other miscellaneous holdings in natural gas extraction projects, as outlined in the chart below.

------------------------------------------------------------------------------------------------------------------------------------
                                                     MISCELLANEOUS OTHER GAS WELLS
                                                        As of December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Additional
                                                           Gross #      Gross #      Wells
                         Approx.   Gross #      Date       Drilled/      Wells     Permitted/                      Working    Joint
Project                   Gross     Wells    Production    Not Yet    Plugged and    Not Yet                       Interest  Venture
Name        Location      Acres   Producing    Started    Producing    Abandoned     Drilled   Operator  Pipeline     %      Partner
------------------------------------------------------------------------------------------------------------------------------------
Crossroads  Henry        15,538       7         6/99          4            0           0       OGE/      West      7.6% BPO   OGE
            County, OH                                                                         Aurora    Hope      19% APO
------------------------------------------------------------------------------------------------------------------------------------
DeSoto      DeSoto        4,800      11         9/03          3            0           0       Beusa     Sonat     22.5% in   Beusa
Parish      Parish, LA                                                                         Energy    Line &    1 well,    Energy
                                                                                                         Center    25% in 4
                                                                                                         Point     wells;
                                                                                                         Line      33% in 1
                                                                                                                   well,
                                                                                                                   45% in
                                                                                                                   8 wells
------------------------------------------------------------------------------------------------------------------------------------
Markham     Matagorda        58       0          N/A          1            0           0       G. L.    Kinder     80%        Bucca-
Dome        County, TX                                                                         McLeod,  Morgan                neer
                                                                                               Inc.                           Energy
                                                                                                                              (10%)
                                                                                                                              &
                                                                                                                              Lang-
                                                                                                                              ston
                                                                                                                              Family
                                                                                                                              L.P.
                                                                                                                              (10%)
------------------------------------------------------------------------------------------------------------------------------------
Border      Williams        567       0          N/A          0            5           0       Aurora   Not yet    100%        None
            and Fulton                                                                                  deter-
            Counties,                                                                                   mined
            OH
------------------------------------------------------------------------------------------------------------------------------------
Rend Lake   Jefferson     2,483       0          N/A          0            0           0       Aurora   Not yet    100%        None
            County, IL                                                                                  deter-
                                                                                                        mined
------------------------------------------------------------------------------------------------------------------------------------

OIL HOLDINGS

      Our current holdings in oil extraction projects are outlined in the chart below.

------------------------------------------------------------------------------------------------------------------------------------
                                                         OIL WELLS
                                                  As of December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Gross #    Additional
                                                           Gross #    Wells       Wells     Total # of
                         Approx.   Gross #      Date       Drilled/  Plugged    Permitted/  Anticipated           Working     Joint
Project                   Gross     Wells    Production    Not Yet     and        Not Yet      Gross              Interest   Venture
Name        Location      Acres   Producing    Started    Producing Abandoned     Drilled      Wells    Operator     %       Partner
------------------------------------------------------------------------------------------------------------------------------------
Beregsasi   Sterling         80       1        08/99          0          0           0             1     West Bay 9%        West Bay
Reef        Heights, MI                                                                                  Explor-            Explor-
                                                                                                         ation              ation
------------------------------------------------------------------------------------------------------------------------------------
Church      Oscoda          Not       6         2/01          1          2           0             7     PDC(1)   17.5% in    PDC(1)
Lake        County, MI   Avail-                                                                                   3rd thru
field                      able                                                                                   16th
                                                                                                                  wells;
                                                                                                                  22.5% in an
                                                                                                                  add'l 5
                                                                                                                  wells
------------------------------------------------------------------------------------------------------------------------------------
Virgin      Wilbarger       400       2        01/02          0          2           0             2     W.T.     60% in 1  Waggoner
Reef        County, TX                                                                                   Waggoner well; 100%   Ranch
                                                                                                         Estate   in 1 well
------------------------------------------------------------------------------------------------------------------------------------
West        Wilbarger       532       9         3/03          0          0           0             9     W.T.     45% in 1  Waggoner
Electra     County, TX                                                                                   Waggoner well; 50%    Ranch
Lake                                                                                                     Estate   in 8 wells
------------------------------------------------------------------------------------------------------------------------------------
North       Wilbarger       700       2         6/05          0          1           0             2     W.T.     50%       Waggoner
Electra     County, TX                                                                                   Waggoner              Ranch
Lake                                                                                                     Estate
------------------------------------------------------------------------------------------------------------------------------------
Santa       Eddy             40       1        10/04          0          0           0             1     SDX      20%       SDX
Nina        County, NM                                                                                   Resources
                                                                                                         of ,
                                                                                                         Midland
                                                                                                         TX
------------------------------------------------------------------------------------------------------------------------------------
Kansas      Lane & Ness               1        06/05          0          1           0             2     Sedona   100%      None
            Counties, KS 29,000                                                                          Oil
                                                                                                         & Gas
                                                                                                         Corp.
------------------------------------------------------------------------------------------------------------------------------------

(1)   Petroleum Development Corporation of West Virginia.
------------------------------------------------------------------------------------------------------------------------------------

PRODUCTION

      The following table summarizes sales prices, and production cost information for our net oil and gas production for the two-year period ended December 31, 2005. "Net" production is production that is owned by us directly or indirectly, and is produced to our interest after deducting royalty and other similar burdens.

            --------------------------------------------------------------------
                                                           12 Months Ended
                                                             December 31,
                                                        -----------------------
                                                           2005        2004
                                                        ----------   ----------
            Average Sales Price
                  Gas (per mcf)                           $ 9.00       $ 4.91
                  Oil (per barrel)                        $52.26       $51.64

            Average Production Cost (per mcf);
              including oil on a
              converted-to-mcf basis                      $ 2.73       $ 3.51
            --------------------------------------------------------------------

NUMBER OF PRODUCTIVE WELLS AND DEVELOPED ACRES

      The following table sets forth the number of gross and net productive wells and developed acreage that we owned on December 31, 2005.

            --------------------------------------------------------------------
                               Oil          Gas         Total     Developed(3)
                              Wells        Wells        Wells       Acreage
                            ---------    ---------    ---------    ---------
            Gross(1)          23.00       384.00       407.00       70,288
            Net(2)            10.12       172.57       182.69       29,541

            (1) Gross wells are the total wells in which a working interest is owned.

            (2) Net wells are the sum of fractional working interests owned in gross wells. This number includes the additional interests in our Hudson project wells that we acquired on January 31, 2006.

            (3) "Developed" refers to the number of acres which are allocated or assignable to producing wells or wells capable of production.
            --------------------------------------------------------------------

UNDEVELOPED ACREAGE

      The following table sets forth the number of acres of undeveloped oil and gas leases we owned as of December 31, 2005. "Undeveloped" refers to lease acreage on which wells have not been developed or completed to a point that would permit the production of commercial quantities of oil or natural gas regardless of whether such acreage contains proved reserves. These are rounded to whole numbers. If we do not have the acreage available as to any particular project, we have omitted it from the chart below.

            --------------------------------------------------------------------
                                               Gross                Net
                                         -----------------   ----------------
            Michigan                               161,048             61,999
            Indiana                                461,728            190,448
            Illinois                                 2,483              2,483
            Kentucky                               131,014             81,379
            Ohio                                       567                567
            Texas                                       58                 46
                                         -----------------   ----------------
            TOTAL                                  756,898            336,922
            --------------------------------------------------------------------

DRILLING ACTIVITIES

      The following table sets forth our drilling results for the 12 months ended December 31, 2005 and December 31, 2004. This table does not include salt water disposal wells.

---------------------------------------------------------------------------------------------------------------
                                           Gross Wells(4)                             Net Wells(4)
             Type             --------------------------------------    ---------------------------------------
Fiscal     of Well(1)                                      Dry or                                     Dry or
 Year      /Location          Total    Productive(2)    Abandoned(3)    Total     Productive(2)    Abandoned(3)
------    -----------         -----    -------------    ------------    -----     -------------    ------------
2005      Development
          Michigan             146          140             6          106.34        102.74            3.6
          Indiana                3            3             0             .15           .15              0

          Exploratory            0            0             0               0             0              0
          Total                149          143             6          106.49        102.89            3.6

2004      Development
          Michigan              87           84             3           26.24         25.06           1.18
          Indiana                4            0             4            0.20           0.0           0.20

          Exploratory            0            0             0               0             0              0
          Total                 91           84             7           26.44         25.06           1.38
---------------------------------------------------------------------------------------------------------------

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

(2) A productive well is a well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) A dry well is a well that is not a producing well. An abandoned well is a well that has either been plugged or has been converted to another use.

(4)  This number includes the additional interests in our Hudson project wells that we acquired on January 31, 2006.
---------------------------------------------------------------------------------------------------------------

      We have entered into an agreement to supply BNP Paribas with 5,000 MMBTU of natural gas production per day for the period from April 1, 2006 through March 31, 2007, at a price of $8.59 per MMBTU. Our delivery obligations will initially be satisfied out of our existing production from the Hudson project, which currently produces enough volume to cover the entire delivery commitment. As additional wells go into production, we may use production from these new wells in lieu of production from our existing wells to meet our delivery obligations.

      We have not reported our oil or gas reserves to any federal authority or agency other than the SEC since the beginning of the last fiscal year.

OTHER PROPERTIES

      In addition to the foregoing oil and gas properties described above, we own certain non-oil and gas properties, as follows.

      On October 4, 2005, we purchased a commercial condominium unit in the Copper Ridge Professional Center Five, located in Traverse City, Michigan. Our unit contains approximately 14,645 square feet on the second floor of a three story building, plus common areas and 15 covered parking spaces. We moved our corporate offices into this space on December 5, 2005.

      We also own non-oil and gas mineral rights in a number of properties, although we do not presently consider them to be material to our business on a going forward basis.

ITEM 3. LEGAL PROCEEDINGS

      Neither we, nor any of our subsidiaries, are the subject of any threatened or pending material legal claims or proceedings of a non-routine nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders for the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

      Our common stock trades under the symbol CDNR.BB on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. We believe that over five professional market makers hold themselves out as willing to make a market in our common stock. Following is information about the range of high and low bid prices for our common stock for each fiscal quarter in the last two calendar years, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

            --------------------------------------------------------------------
                                                   High Bid          Low Bid
                     Quarter Ended                Quotation         Quotation
            --------------------------------    ---------------   --------------

            March 31, 2004                          $4.60             $3.25
            June 30, 2004                           $3.40             $1.62
            September 30, 2004                      $2.50             $0.88
            December 31, 2004                       $1.65             $0.98

            March 31, 2005                          $1.70             $1.09
            June 30, 2005                           $2.65             $2.11
            September 30, 2005                      $3.35             $1.86
            December 31, 2005                       $4.85             $3.16
            --------------------------------------------------------------------

HOLDERS

      As of February 22, 2006, there were 520 holders of record for our common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in "street name".

DIVIDENDS

      There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      In 2004, our Board of Directors adopted a 2004 Equity Incentive Plan. Our shareholders approved this plan, also in 2004. This plan provides for the grant of options or restricted share amounts for compensatory purposes for up to 1,000,000 shares of common stock. The number of shares issued or subject to options issued under this plan totaled 814,706. Although we do not intend to make any further awards under this plan, this plan currently continues to exist.

      In October 1997, Aurora adopted a 1997 Stock Option Plan pursuant to which it was authorized to issue compensatory options to purchase up to 1,000,000 shares of common stock. Prior to the merger closing, Aurora had issued options to purchase a total of 480,000 shares of Aurora's common stock under this plan, which upon closing the merger, converted into the right to acquire up to 960,000 shares of our common stock. Because of the merger, no further awards can be made under this plan.

      In 2001, Aurora's Board of Directors and shareholders approved the adoption of an Equity Compensation Plan for Non-Employee Directors. This plan provided that each non-employee director is entitled to receive options to purchase 100,000 shares of Aurora's common stock, issuable in increments of options to purchase 33,333 shares each year over a period of three years, so long as the director continues in office. Prior to the merger closing, Aurora had issued options to purchase a total of 299,997 shares of Aurora common stock under this plan, which upon closing the merger converted to the right to acquire 599,994 shares of our common stock. Because of the merger, no further awards can be made under this plan.

      We have awarded compensatory options and warrants on an individualized basis in addition to awards under our 2004 Equity Incentive Plan. Aurora has also issued compensatory options and warrants on an individualized basis in addition to its 1997 Stock Option Plan and Equity Compensation Plan for Non-Employee Directors. The following chart sets forth certain information as of December 31, 2005 regarding the shares of our common stock (i) issuable upon exercise of options or warrants granted as compensation for services; and (ii) available for grant under existing plans.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  No. of securities remaining
                                                                          Weighted average           available for future
                                             No. of securities to be      exercise price of          issuance under equity
                                             issued upon exercise of        outstanding               compensation plans
                                               outstanding options,       options, warrants       (excluding securities in the
            Plan Category                      warrants and rights           and rights           first column of this table)
------------------------------------------    ----------------------    ---------------------    ------------------------------
Equity compensation plans approved by               1,784,994                  $0.83                      185,294(1)
security holders

Equity compensation plans and awards not            5,355,140(2)               $1.04                           --
approved by security holders

TOTAL                                               7,140,134                  $0.99                      185,294(1)
-------------------------------------------------------------------------------------------------------------------------------

(1) Although technically still available for issuance at December 31, 2005, we do not intend to issue these shares or options to issue these shares.
      Instead, we are in the process of adopting an entirely new plan that will include 8,000,000 available shares.

(2)   These options and warrants were issued pursuant to the following plans:

            Warrants and options to purchase 3,138,640 shares (1,204,000 are Aurora conversion shares originally issued to purchase 502,000 shares of Aurora common stock) were issued to Nathan A. Low and his designees in compensation for investment banking services rendered.

            Options to purchase 2,100,000 shares (which includes 1,800,000
            Aurora conversion shares initially issued to purchase 900,000 shares of Aurora common stock) were issued in five separate individualized compensation arrangements with executive officers and/or directors not pursuant to a formal plan.
-------------------------------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

      At the time of issuance, each investor or recipient of unregistered securities described below was either an accredited investor or a sophisticated investor. Each investor had access to our most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and our most recent proxy materials.

      Between April and June 2002, we sold an aggregate of 1,932,802 units to five accredited investors, each unit consisting of one share of common stock and a warrant to purchase one share of common stock, for aggregate proceeds of $579,840.60. Each warrant was exercisable at a price of $.15 per share and all of the warrants have been exercised. No sales commissions were paid in connection with this transaction. The units were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. On October 23, 2002, we issued 1,815,316 shares of common stock to four accredited investors upon the cashless exercise of the warrants granted in the April through June 2002 offering. On September 15, 2003, we issued 141,668 shares of common stock to three accredited investors upon the cashless exercise of the warrants granted in the April through June 2002 offering. No sales commissions were paid in connection with the exercise of the warrants. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      Between November 2002 and March 2003, we issued 34,950 shares of Class A Preferred Stock to eight investors who were not US persons under Regulation S of the Securities Act for aggregate sales proceeds of $52,425. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Regulation S of the Securities Act.

      During fiscal 2003, Howard M. Crosby made two loans to us. One loan was made in December 2002 in the principal amount of $70,000, bearing interest at 5% and the other loan was made in February 2003 in the principal amount of $50,000 bearing interest at a rate of 8%. We issued 14,000 shares of common stock as an inducement to making the $70,000 loan and 20,000 shares as an inducement to making the $50,000 loan. We repaid $60,000 of the $70,000 loan in cash and issued 4,000 shares of common stock in repayment of the remaining $10,000 principal amount outstanding on the $70,000 loan. We repaid $25,000 of the $50,000 loan in cash and issued 25,000 shares of common stock to repay the remaining $25,000 principal amount outstanding. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      In February 2003, Kevin Stulp, one of our directors, made a bridge loan to us in the principal amount of $50,000, bearing interest of 8% per annum. We issued 20,000 shares of common stock to Mr. Stulp as an inducement to making the loan. On May 28, 2003, we repaid $25,000 of the loan in cash. On September 30, 2004, we issued 25,000 shares of common stock in full payment of the remaining loan principal of $25,000. In July 2003, we issued 100,000 shares of common stock to Mr. Stulp upon the exercise of a warrant at $.75 per share. No sales commissions were paid in connection with these transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On February 4, 2003, we issued an aggregate of 150,000 shares of common stock to four of our officers and/or directors in consideration of services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On February 19, 2003, we issued 5,000 shares of common stock to one sophisticated investor in consideration of certain consulting services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On February 19, 2003, we issued 40,000 shares of common stock to an accredited investor as an inducement for making a loan to us of $100,000. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      Between April and May 2003, we issued an aggregate of 44,000 shares of common stock to two sophisticated investors in consideration of certain consulting services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On May 7, 2003, we issued an aggregate of 75,000 shares of common stock to four of our officers and/or directors in consideration of services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On May 7, 2003, we issued 10,000 shares of common stock to one sophisticated investor in consideration of certain consulting services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      Between May and August 2003, we sold an aggregate of 730,000 shares of common stock to 16 accredited investors for aggregate sales proceeds of $710,000. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On February 19, 2003, we issued 6,000 shares of common stock to one sophisticated investor in consideration for a loan of $30,000, which was subsequently repaid.

      In June 2003, Nathan Low loaned $300,000 to Cadence Resources Corporation Limited Partnership, of which we were the sole general partner and Mr. Low was the sole limited partner. As partial inducement for making this loan, we issued Mr. Low 120,000 shares of common stock. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      In July 2003, CGT Management, Ltd. loaned us $300,000 at 10% interest. As an inducement for making the loan, we issued 120,000 shares of common stock to CGT Management. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On July 1, 2003, we issued an aggregate of 95,000 shares of common stock to four of our officers and/or directors in consideration of services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      In August 2003, we issued 102,000 shares of common stock to four sophisticated investors in consideration of certain consulting services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On September 15, 2003, we issued an aggregate of 95,000 shares of common stock to four of our officers and/or directors in consideration of services provided. No sales commissions were paid in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      Between September and October 2003, we sold an aggregate of 1,721,400 shares of common stock to 29 accredited investors for aggregate sales proceeds of $4,303,500. Sales commissions consisting of (i) $376,565 in cash, (ii) 11,000 shares of common stock valued at $2.90 per share ($31,900 in the aggregate) and
(iii) options to purchase 162,140 shares of common stock at $2.50 per share to one finder or an entity controlled by the finder, and additional fees totaling $11,250 to two other finders. All finders are accredited investors. The shares and options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On January 23, 2004, we issued 5,000 shares of common stock and an option to purchase 75,000 shares of common stock to each of Glenn DeHekker and Jeffrey
M. Christian in consideration of their becoming directors. The shares and options were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act.

      On January 23, 2004, we issued an option to purchase 250,000 shares of common stock to Douglas Newby in consideration of his becoming a Vice President. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On February 25, 2004, we issued 15,000 shares of common stock to David Nahmias and 15,000 shares of common stock to Lyons Capital, LLC in consideration of services provided. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On April 2, 2004, we sold 120 units, each of which consisted of a note in the principal amount of $50,000 and a warrant to purchase 6,375 shares of common stock exercisable at $4.00 per share, to seven accredited investors for an aggregate sales price of $6,000,000. As compensation for his services in connection with this private placement, we paid Nathan A. Low, an accredited investor, $300,000 and issued him a warrant to purchase 76,500 shares of common stock, exercisable at $4.00 per share. On January 31, 2004, we paid off the notes without a prepayment penalty in exchange for the exercise price of the warrants being reduced to $1.25. The shares and warrant were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On April 15, 2004, we issued 10,000 shares of common stock each to Glenn DeHekker, Jeff Christian, and Kevin Stulp for Director services for two quarters. On the same date, we also issued 5,000 shares of common stock each to Howard Crosby and John Ryan for Director services for one quarter, and 5,000 shares of common stock each to Howard Crosby, John Ryan, and Doug Newby for Officer services for one quarter. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On June 2, 2004, we issued 6,000 shares of common stock to Proteus Capital Corp. in consideration of services rendered to the Company. On the same date, we issued 10,000 shares of common stock to Robert Denison upon exercise of warrants at $1.35. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On August 20, 2004 we issued 25,000 shares of common stock to Howard Schraub and 17,500 shares of common stock to Lyons Capital LLC for professional services rendered. On the same date, we issued 5,000 shares of common stock to Glenn DeHekker, Kevin Stulp and Jeff Christian for quarterly services as Directors to the Company, and issued 5,000 shares of common stock to Douglas Newby for quarterly services as an Officer of the Company. Also on the same date, we issued 15,000 shares of common stock to RMB International (Dublin), Limited as a break-up fee for a proposed debt financing. In each case the shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On January 31, 2005, we issued 7,810,000 shares of common stock and warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per shares to 22 accredited investors for aggregate sales proceeds of $9,762,500. Sunrise Securities Corporation, an affiliate of Nathan Low (a shareholder of Cadence), received a cash commission equal to $976,250 and a warrant to purchase 1,821,000 shares of common stock at an exercise price of $1.75 per share for services rendered as the placement agent in the transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On September 30, 2005, we issued options to purchase 50,000 shares of our common stock to each of the five members of our board of directors (i.e., options to purchase an aggregate of 250,000 shares). These options are exercisable for $1.42 per share. The options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On October 31, 2005, we issued warrants to purchase 37,500 shares of our common stock to each of three individuals (i.e., warrants to purchase an aggregate of 112,500 shares) upon the individuals' resignations from our Board of Directors. Of the warrants issued to each such individual, warrants to purchase 12,500 shares (or an aggregate of 37,500 for all three individuals) were exercisable for $2.23 a share, warrants to purchase 12,500 shares (or an aggregate of 37,500 for all three individuals) were exercisable for $2.53 a share and warrants to purchase 12,500 shares (or an aggregate of 37,500 for all three individuals) were exercisable for $3.28 a share. The warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      From October through mid December, 2005, we issued 355,000 shares of common stock upon exercise of outstanding warrants for cash, and 245,068 shares of common stock upon cashless exercise of outstanding options and warrants held by previous directors of the Company. All of these shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      We issued 21,959,922 shares of our common stock to various holders of our outstanding warrants and options during the period from late December 2005 through early February 2006. With respect to some of these warrant and option exercises, we reduced the exercise price for a limited period of time in order to encourage their early exercise. Each holder who took advantage of the reduced exercise price was required to execute a six-month lock-up agreement with respect to the shares issued in the exercise. In connection with certain of these warrant exercises, we paid a commission to Sunrise Securities Corporation, an affiliate of Nathan Low (a shareholder of Cadence) in the amount of $1,534,697. This entire amount was used by Mr. Low to exercise certain of our outstanding warrants, which are included in the foregoing total of shares issued in warrant and option exercises. Of the 21,959,922 shares issued, 5,756,149 shares were registered for issuance by the Company in the S-4 Registration Statement declared effective by the SEC on September 22, 2005, and the remaining 16,203,773 shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      We did not repurchase any of our outstanding equity securities during the quarter ending December 31, 2005. However, in connection with the merger, 300,000 shares of Aurora common stock owned by Cadence were eliminated in consolidation and returned to treasury.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with the Cadence Resources Corporation financial statements, together with the notes to those statements. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

OVERVIEW

      We are an independent oil and gas company engaged in the exploration, acquisition, development, production and sale of natural gas and crude oil. We generate most of our revenues from the production and sale of natural gas. Prior to October 31, 2005, our exploration efforts consisted primarily of non-operated working interest participation in conventional drilling projects. On October 31, 2005, we consummated a merger with Aurora, a private independent oil and gas exploration and development company. As a result of the merger, we shifted our corporate strategy from holding non-operated interests in conventional drilling to holding predominantly operating interests in unconventional drilling programs in the Michigan Antrim Shale and the New Albany Shale.

RECENT DEVELOPMENTS

Acquisition Of Aurora

      We acquired Aurora on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora. As a result of that merger, Aurora became our wholly-owned subsidiary and we obtained proved reserves of natural gas produced from the Michigan Antrim Shale and a significant acreage position in the New Albany Shale. The addition of these assets resulted in a change in our corporate focus from conventional drilling to unconventional drilling with a focus in the Michigan and Indiana plays. As part of the merger, Aurora's management team replaced our prior management team, and our corporate offices were moved to Traverse City, Michigan.

      The merger was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. We also changed our fiscal year to December 31 commencing December 31, 2005. With Aurora as the acquirer, the financial statements, accompanying footnotes and this Management's Discussion and Analysis of Financial Condition and Results of Operations report Aurora's operating results for the 12-month period ended December 31, 2005 and Cadence Resources Corporation ("Cadence") operating results for the two-month period ended December 31, 2005. These operating results are compared to the operating results of Aurora for the 12-month period ending December 31, 2004.

      In connection with the acquisition of Aurora, we issued an aggregate of 37,512,366 shares of our common stock to the former shareholders of Aurora, with an additional 10,497,328 shares of our common stock reserved for issuance upon exercise of options or warrants that had been issued by Aurora prior to the acquisition and that were previously exercisable for shares of the common stock of Aurora. We also adopted certain accounting principles of Aurora applicable to our oil and gas properties as a result of the merger. See SIGNIFICANT ACCOUNTING PRINCIPLES RELATING TO MERGER WITH AURORA below.

      Total gross revenues of Aurora (for 12 months) and Cadence (for 2 months) were $7,363,482 for the period ended December 31, 2005, compared with $ 2,200,524 gross revenues of Aurora during the 12-month period ended December 31, 2004. Total assets as of December 31, 2005 of Aurora and Cadence combined were $116,822,145, compared with total assets of $23,445,829 of Aurora as of December 31, 2004. The merger transaction accounted for $41,546,351 of the $93,376,316 increase in assets. As a result of drilling 149 wells in 2005, oil and gas assets were increased by approximately another $45 million . (All of the wells drilled by Cadence during the calendar year 2005 were drilled before closing on the merger with Aurora, and are not reported in this number.)

      We may maintain our interest in certain properties we acquired before the merger, including producing properties in Wilbarger County, Texas, DeSoto Parish, Louisiana, Eddy County, New Mexico and Kansas and non-producing leased interests in western Kansas and southern Texas. Further development of these properties will be considered if the economics support the activity. We may also sell some or all of these properties if attractive opportunities present themselves. We do not currently expect to dedicate significant future resources to these properties.

Corporate Strategy

      Our corporate strategy is to build reserves primarily through the drilling and development of unconventional gas resources. Once wells are drilled and in production, underlying gas reserves are identified and quantified as proved reserves in one of three categories, proved developed producing (PDP), proved developed non-producing (PDNP), and proved undeveloped (PUD).

      Our 2005 drilling program resulted in increasing our reserves by nearly 180%. Our December 31, 2005 reserve reports reflected total proved reserves of approximately 64 Bcfe, an increase of 41 Bcfe from the 23 Bcfe reported at December 31, 2004. We acquired an additional working interest in our Hudson project in January 2006 from our joint venture partner, which added an additional 24 Bcfe in reserves, for a total of 88 Bcfe.

      Additions to proved reserves increases our natural gas production, which increases our monthly cash flows and our valuation. With increased production and cash flow we are able to secure additional debt to drill and develop new wells. Our mezzanine facility was increased from $30 million to $50 million in December 2005. Based on our acquisition of the additional working interest in our Hudson project and our updated reserve information from 2005 drilling activity, in January 2006 we secured a $100 million senior secured credit facility with an initial borrowing base of $40 million. Our mezzanine facility remains in place, subordinated to the senior secured credit facility.

      Our drilling and development budget for the year 2006 is approximately $45 million. We plan to continue our Antrim drilling program with a goal of participating in the drilling of over 150 gross wells, 75 to 100 net wells (depending on our average working interest) during 2006. We participated in the drilling of 149 gross wells in the Michigan Antrim during 2005. We also plan to drill and test the New Albany Shale project in 2006, with a goal of participating in the drilling of over 50 gross wells, 25 net wells during 2006.

      In addition to our drilling and development program, during 2006 we plan to continue to secure additional acreage in both the Michigan Antrim Shale and the New Albany Shale. Our lease acquisition expenditures in 2005 exceeded $15 million. Our budget for lease acquisitions is expected to meet or exceed this amount in 2006.

      We will fund our lease acquisition and drilling and development plan, using a combination of debt, existing cash balances, internally generated cash flows from natural gas production, and possible proceeds from the sale of equity. In addition to the cash balances reported at December 31, 2005, we secured an infusion of approximately $18 million in warrant and option exercise proceeds in the first six weeks of 2006. (Of the $20.6 million in exercise monies, $2.6 million was received in December 2005.)

      We do not expect the combination of our current capital resources to be sufficient to fully execute our total 2006 budgeted capital requirements. We are currently in the process of determining the options available to fund our total budgeted capital expenditures. The options being evaluated include increased debt financing and the issuance of equity securities.

      Certain factors such as the increase in production revenues and our ability to secure equity will impact our ability to complete our 2006 drilling program. Production revenues are impacted by commodity prices that are subject to fluctuation. This may impact our ability to both secure additional debt and to raise capital through the issuance of securities. Natural gas prices were favorable in 2004 and 2005 and industry analysts expect them to remain strong in the foreseeable future. If our revenues were to decrease significantly as a result of unexpected declines in price and/or production volumes, we could be forced to curtail our drilling and development activities.

2005 Transaction Highlights

      In 2005, we engaged in the following material transactions:

      On January 3, 2005 El Paso Corporation exercised an option to purchase 95% of Aurora's working interest in certain New Albany Shale acreage in Indiana. As a result of this transaction we received gross proceeds in the amount of $7,373,737. After deducting a distribution to subsidiary members of $805,000 and an additional $1,000,000 set aside for the subsidiary's share of anticipated future drilling expense, we retained approximately $5,500,000 of net proceeds.

      On January 31, 2005, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with six accredited investors pursuant to which the investors purchased 5,020,000 shares of common stock and warrants to purchase 1,900,000 shares of common stock at an exercise price of $2.50 per share for $12,550,000. Of this amount, 600,000 shares and $1,500,000 had been issued in December 2004, and were rolled into this financing under the Purchase Agreement. The issuance of these 600,000 shares was reflected in the December 31, 2004 financial statements. In connection with this financing, for services rendered as the placement agent, Sunrise Securities Corporation received a commission in the form of 552,200 shares of Aurora common stock, plus warrants to purchase 502,000 shares of Aurora common stock at an exercise price of $2.50 per share. The par value of $552 assigned to this transaction was netted against additional paid in capital. All Aurora stock in this transaction was included in the exchange of two Cadence shares for one Aurora share in the merger that closed on October 31, 2005.

      Upon receipt of these sales and equity proceeds, we paid off several of the liabilities reflected on the December 31, 2004 balance sheet, including the $350,000 short term bank borrowing and all but one of the related party notes payable. Additionally, prior to closing the merger, all remaining outstanding shares of Aurora preferred stock were converted to Aurora common stock, which were in turn converted into shares of Cadence common stock in the merger.

      On October 4, 2005, we purchased a commercial condominium unit for office space. The cost of this unit, including estimated costs of completing required improvements, was approximately $3,165,000, of which approximately $300,000 was paid in cash prior to December 31, 2005. We executed a promissory note for the remaining amount. See CAPITAL RESOURCES AND LIQUIDITY below.

      In 2005, we underwent a conversion of our accounting software. We believe that this conversion has improved our disclosure controls and procedures in a number of respects, including: creation of an integrated software platform; improved capability to generate internal reports at a higher level of detail; improved capability to generate consolidated financial statements from internal data; improved multi-user capability and volume of processing capability; refinement of processes; and expanded security features to protect the quality and integrity of the underlying data.

      As discussed above, Aurora was acquired by Cadence on October 31, 2005 through the merger of Cadence's wholly-owned subsidiary with and into Aurora. As a result of that merger, Aurora became Cadence's wholly-owned subsidiary. The acquisition of Aurora was pursuant to the Agreement and Plan of Merger dated as of January 31, 2005.

2006 Subsequent Event Highlights

      Subsequent to December 31, 2005, we engaged in the following material transactions:

      On January 31, 2006, we completed the acquisition of additional working interest in the Hudson project area from our joint venture partner. The total purchase price of approximately $27,500,000 was financed under a senior credit facility with BNP Paribas described below at CAPITAL RESOURCES AND LIQUIDITY. This acquisition increased our working interest in the project area from an average of 49% to an average of 96% in the project. We also acquired an additional member interest in Hudson Pipeline and Processing Co., LLC, increasing our member ownership from 48.75 to 90.94% (dropping by 2.5% after revenues equal 125% of construction costs). We have entered into a letter of intent to acquire an additional 2.5% member interest in Hudson Pipeline and Processing Co., LLC.

      In January 2006, we completed a transaction involving the acquisition of 64,000 acres of New Albany Shale acreage in the Wabash Project. We then sold half of our interest in our accumulated 95,000 acres in the Wabash project to an unrelated third party. Our gain was 17,300 net acres in the Wabash Project.

      In February 2006 we announced the receipt of $20.6 million in cash proceeds from the exercise of certain options and warrants. Approximately $18 million of this cash was received in 2006; and the remaining $2.6 million was reported in the December 31, 2005 balance sheet. The circumstances surrounding these exercises are as follows.

      From late December 2005 through early February 2006, we reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a six-month lock up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, as of February 6, 2006, an additional 21,959,922 shares were issued. Of the 21,959,922 new shares that were issued as of February 6, 2006, 18,834,817 shares were issued for cash, with aggregate proceeds of $20,663,648, and 3,125,105 shares were issued pursuant to cashless exercises of the applicable warrants or options.

      Of the 21,959,922 shares issued, 5,756,149 shares were registered for issuance by the Company in the S-4 Registration Statement declared effective by the SEC on September 22, 2005, and the remaining 16,203,773 shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

CAPITAL RESOURCES AND LIQUIDITY

      Historically we have funded operations and development principally through the private sale of equity securities, and borrowings from officers, directors, shareholders, and third parties.

      From our inception through December 31, 2004, we generated revenue from three primary sources: (1) Proceeds from the sale to third parties of leasehold and/or working interests in various oil and gas projects; (2) Producing natural gas and oil from the economic interests we own; and (3) management fees paid by certain joint venture partners for lease management services provided within certain project areas. Through 2004, the allocation between these three categories was evenly distributed as we worked to secure our acreage position for drilling and development. In the last quarter of 2004, we began an active drilling program using the funds from the $30 million mezzanine facility we established with Trust Company of the West ("TCW").

      In 2005, we experienced increased access to both equity and debt financing. In January 2005, Aurora received a private equity infusion of $11.5 million. This equity combined with the existing mezzanine facility allowed us to execute our 2005 drilling program which resulted in increased natural gas production and increased revenues.

      A summary of our statement of cash flows is as follows:

            --------------------------------------------------------------------
                                                   December 31,     December 31,
                                                     2005               2004
            --------------------------------------------------------------------
            Net cash provided by (used in)
            operating activities                    $(411,196)       $ 218,441
            --------------------------------------------------------------------

      We generated $755,354 in net cash for the year ended December 31, 2005 and used $(845,316) in net cash from operations for the year ended December 31, 2004. The increase in 2005 from 2004 is the due to increased revenues generated from increased production. Revenues were also higher due to an increase in gas prices. A more complete discussion of our operations is described in RESULT OF OPERATIONS below.

      The changes in operating assets and liabilities of $(1,166,550) and $1,063,757 for December 31, 2005 and 2004, respectively, are due primarily to the timing of our operational activity. Specifically in 2005 we reported a revenue receivable from our joint venture partners of $2,409,675, which was received early in the first quarter of 2006. These two items combined result in net cash provided by (used in) operating activities of $(411,196) and $ 218,441 for the years ended December 31, 2005 and 2004 respectively.

      Cash flows provided by investing activities for 2005 and 2004 include $7,995,109 and $1,902,537 respectively of proceeds received from various sales of working interest and project interests.

      Cash used in investing activities for the 12 months ended December 31, 2005 and December 31, 2004 was $51,130,829 and $10,619,321, respectively. This investing activity included the purchase of leasehold and working interests, drilling and development costs, purchase of office computers and other equipment, advances on notes receivable, and investments in Hudson Pipeline & Processing Co., LLC and GeoPetra Partners, LLC. A summary of these expenditures by category by period is as follows:

            --------------------------------------------------------------------
                                                  December 31,      December 31,
                                                      2005              2004
            --------------------------------------------------------------------
            Purchase of leasehold and working
            interests                             $ 15,593,790      $  3,433,794
            --------------------------------------------------------------------
            Drilling and development costs        $ 30,551,292      $  6,725,869
            --------------------------------------------------------------------
            Other property and equipment          $    429,368      $     74,166
            --------------------------------------------------------------------
            Condominium Purchase -office space    $  3,165,382      $         --
            --------------------------------------------------------------------
            Deposits Made for the Purchase of
            Oil & Gas Properties                  $  3,206,102      $         --
            --------------------------------------------------------------------
            Investment in Hudson Pipeline &
            Processing Co., LLC                   $    928,956      $    230,396
            --------------------------------------------------------------------
            Investment in GeoPetra Partners, LLC  $    485,741                --
            --------------------------------------------------------------------
            Advances on Notes Receivable          $    107,475      $    155,096
            --------------------------------------------------------------------
            TOTAL                                 $ 54,468,106      $ 10,619,321
            --------------------------------------------------------------------

      Capital expenditures for our 2005 development activities were focused in two areas, with approximately $30 million used for drilling in the Michigan Antrim Shale, and $15 million used to acquire leases located primarily in Michigan and Indiana. This activity in 2005 represents a 354% increase in expenditures from 2004 to 2005. Drilling and development costs incurred in 2005 also increased 354% over amounts spent in 2004.

      In 2005 we invested $3,165,382 to purchase a condominium to increase office space to accommodate growth in personnel. This resulted in an increase in property and equipment from 2004 to 2005 with the purchase of additional computers, office equipment and furniture for the new space and additional personnel.

      We also made investments of $928,956 and $485,741 in 2005 for our proportionate share to further the pipeline construction activities in Hudson Pipeline & Processing Co., Inc. and the prospect generation activities in GeoPetra Partners, LLC, respectively.

      Cash flows provided by financing activities during the years ended December 31, 2005 and December 31, 2004 include the following:

            --------------------------------------------------------------------
                                                  December 31,      December 31,
                                                      2005             2004
            --------------------------------------------------------------------
            Advances from short term bank
            borrowings                            $  5,860,000      $    350,000
            --------------------------------------------------------------------
            Advances from Mezzanine financing
            (net of fees)                         $ 29,491,458      $ 10,179,694
            --------------------------------------------------------------------
            Proceeds from issuance of common
            stock                                 $ 14,666,625      $  2,920,000
            --------------------------------------------------------------------
            Advances from building mortgage       $  2,865,477
            --------------------------------------------------------------------
            Proceeds from notes payable                     --      $    154,118
            --------------------------------------------------------------------
            Proceeds from subsidiary disposition            --      $     10,467
            --------------------------------------------------------------------
            Total Cash Flow Provided by
            financing activities                  $ 52,883,560      $ 13,614,279
            --------------------------------------------------------------------

      We covered our 2005 capital budget through the combination of advances from our mezzanine facility of $29.49 million in 2005 compared to advances of $10.17 million in 2004, (net of financing fees of $508,544 and $294,545, respectively) and from proceeds from the sale of equities of $14.6 million in 2005, compared to $2.9 million in 2004. The condominium purchase for office space in 2005 was financed with a mortgage in the amount of $2.9 million.

      In December 2005 we increased our mezzanine credit facility with TCW from $30 million to $50 million under an amendment to the original Note Purchase Agreement. Borrowings under this facility as of December 31, 2005 were $40 million. Terms remain the same as in the original note. The borrower is Aurora Antrim North, L.L.C., a wholly owned subsidiary of Aurora. TCW now holds a second lien position in our Michigan Antrim natural gas properties. The interest rate is fixed at 11.5% per year, calculated and payable in arrears. Additional consideration includes a 4% overriding royalty interest net to our interest in all our existing oil and gas leases in Alcona, Alpena, Charlevoix, Cheboygan, Montmorency and Otsego Counties in the State of Michigan.

      The TCW borrowing base is subject to semi-annual re-determination and certain other re-determinations based upon several factors. The borrowing base is impacted by, among other factors, the fair value of our gas reserves that are pledged to TCW. Changes in the fair value of our oil and gas reserves are caused by changes in prices for natural gas and crude oil, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could reduce our borrowing base as we may not be able to meet certain facility covenants. The TCW loan agreement prohibits the declaration or payment of dividends and contains certain covenants. As of December 31, 2005 we were in compliance with all of the applicable covenants.

      Subsequent to December 31, 2005, on January 31, 2006, we entered into a $100 million senior secured credit facility with BNP Paribas ("BNP"). The borrower is Aurora Antrim North, L.L.C. The initial borrowing base under this facility is $40 million. As proved reserves are added, this borrowing base may increase to $50 million without TCW consent, and $100 million with TCW consent. A required semi-annual reserve report may result in an increase or decrease in credit availability. At the closing, we drew $30 million in loan proceeds, most of which were used to fund the Hudson project increased ownership acquisition. The security for this facility is a first lien position in certain Michigan Antrim assets; a guarantee from Aurora; and a guarantee from Cadence secured by a pledge of its stock in Aurora.

      Our interest rate alternatives on the BNP credit facility are either (i) prime or (ii) LIBOR plus 1.25-2.0% depending upon how much of the credit availability has been advanced. Interest payments on prime loans are paid quarterly in arrears on the last day of March, June, September and December. Interest payments on LIBOR loans are paid in arrears on the last date of the term of the LIBOR period selected, but no less frequently than every three months. Principal is payable at maturity with the maturity date defined as the earlier of January 31, 2010 or 91 days prior to the maturity of the TCW Second Lien Notes, which are currently due on September 30, 2009 (assuming the TCW Second Lien Notes are not prepaid).

      In 2005 we established a $7.5 million revolving line of credit with Northwestern Bank. On January 31, 2006, the credit availability on this line of credit was reduced to $5 million to meet the requirements of the BNP facility. To secure this line of credit, William W. Deneau, pledged some of the shares of Cadence common stock under his control. Interest is Wall Street Prime (initially 7.250% per year). Interest is payable monthly in arrears. Principal is payable at maturity, October 15, 2006.

      On October 4, 2005 we secured $2,950,000 for the purchase of an office condominium. The security for this mortgage is the office condominium real estate, plus personal guarantees of William W. Deneau, Thomas W. Tucker, and John V. Miller, Jr. The interest rate is 6.5%. Payments begin February 1, 2006, with 32 monthly payments of principal and interest in the amount of $21,969. The maturity date is October 1, 2008.

      Additional cash receipts from investing include $1.5 million in cash transferred from Cadence's pre-merger account to our post-merger account, and $.2 million in proceeds due from certain Notes Receivable.

      Cash flows used for financing activities for the years ended December 31, 2005 and December 31, 2004 include the following payments.

            --------------------------------------------------------------------
                                                   December 31,     December 31,
                                                       2005             2004
            --------------------------------------------------------------------
            Payments for obligations under
            capital lease                          $     10,401     $    128,278
            --------------------------------------------------------------------
            Payments on related party notes
            payable                                $  2,948,698     $    504,546
            --------------------------------------------------------------------
            Other payments on notes payable                  --     $    307,935
            --------------------------------------------------------------------
            Dividends paid on Preferred Stock      $     44,340               --
            --------------------------------------------------------------------
            Distributions to minority members      $    805,000     $     41,347
            --------------------------------------------------------------------
               Total cash used for financing
               activities                          $  3,808,439     $    982,106
            --------------------------------------------------------------------

      In 2005, distributions to minority members represent amounts paid out to members for their proportionate share of proceeds from the El Paso Sale. A portion of our proportionate share of these proceeds was used to pay back certain related party notes payable in early 2005. We also incurred specific costs of $594,918 related to the merger between Aurora and Cadence.

CAPITALIZATION

      As of December 31, 2005 and December 31, 2004 our total capitalization was as follows:

        --------------------------------------------------------------------------------
                                             December 31,                   December 31,
                                                 2005                           2004
        --------------------------------------------------------------------------------
                                             (Historical)   (Pro Forma)*
        Short term bank borrowings           $  6,210,000   $  4,080,000    $    350,000
        --------------------------------------------------------------------------------
        Obligations under capital lease      $     11,085   $     11,085    $     21,486
        --------------------------------------------------------------------------------
        Related party notes payable          $     69,833   $     69,833    $  3,018,531
        --------------------------------------------------------------------------------
        Mortgage payable                     $  2,865,477   $  2,865,477              --
        --------------------------------------------------------------------------------
        Mezzanine financing                  $ 40,000,000   $ 70,000,000    $ 10,000,000
        ================================================================================
        Total Debt                           $ 49,156,395   $ 77,026,395    $ 13,390,017
        --------------------------------------------------------------------------------
        Stockholders' equity                 $ 56,625,927   $ 74,625,927    $  6,246,304
        ================================================================================
        Total Capitalization                 $105,782,322   $151,652,322    $ 19,636,321
        --------------------------------------------------------------------------------

*Gives pro forma effect to certain significant 2006 subsequent events. See note 26 to consolidated financial statements.

      The 439% increase in our capitalization from 2004 to 2005 was primarily caused by a combination of an increase in our borrowing capacities and increases in stockholder equity. The increase in borrowings included $30 million of additional advances from our mezzanine facility and approximately $9 million in short term and long term bank borrowings, less $3 million in payment of related party notes payable. The increase in stockholder equity is due primarily to the $35.7 million net increase recorded as a result of the merger between Aurora and Cadence and $14.6 million in proceeds received from the issuance of additional equity securities.

      We believe that our current capital resources and our ability to secure additional capital resources will be adequate to meet the requirements of our existing business model. We anticipate that our 2006 capital budget of approximately $56 million will be funded by a combination of existing cash balances, cash flow from operations, credit facility utilization, and possible funds from the sale of equity securities. In the first quarter of 2006, we received $18 million in cash proceeds from the exercise of warrants and options, and added the BNP credit facility. We will continue to explore sources of credit and equity financing to maximize our ability to fund our drilling programs.

      Our ability to access equity will depend upon the conditions in the capital markets and other factors including the price of natural gas and investment climate for energy companies. We may consider from time to time the issuance of equity and use the proceeds to refinance current indebtedness or additional acquisitions or investments in assets or businesses that complement our existing assets and businesses. Acquisitions, if any, may also be financed through existing cash on hand or bank borrowings.

      There is no assurance that any desired increase in available credit will be realized, nor is there any assurance that desired sources of equity financing will be available in 2006. If capital resources are inadequate or unavailable, we may curtail acquisition, development and other activities or in severe cases, be forced to sell some of our assets on an untimely or unfavorable basis.

RESULTS OF OPERATION

                             Summary Financial Operating Data
                          Years Ended December 31, 2005 and 2004
-----------------------------------------------------------------------------------------
                                           December 31,     December 31,
                                               2005             2004              %
                                              Amount           Amount          Increase
-----------------------------------------------------------------------------------------
Total production revenues                  $ 6,743,444        $ 960,011           602%
-----------------------------------------------------------------------------------------
Total operating expenses                   $ 2,047,028        $ 614,338           233%
-----------------------------------------------------------------------------------------
Net income from oil & gas properties       $ 4,696,416        $ 345,673         1,259%
-----------------------------------------------------------------------------------------

Revenues

      We generate revenue primarily from the following sources: the sale of oil and gas; providing lease project management services; providing administrative overhead services for certain producing properties; and the sale of certain leasehold projects.

      A comparative summary of the composition of our revenue by source for the years ended December 31, 2005 and 2004 is as follows:

      ---------------------------------------------------------------------------------------------
                                              December 31, 2005               December 31, 2004
      ---------------------------------------------------------------------------------------------
                                             Amount     % of Total           Amount      % of Total
      ---------------------------------------------------------------------------------------------
      Oil and gas sales                   $ 6,743,444        92%          $   960,011          44%
      ---------------------------------------------------------------------------------------------
      Other income                        $   452,621         6%          $ 1,192,835          54%
      ---------------------------------------------------------------------------------------------
      Equity income of subsidiary         $   (75,596)       (1%)                  --          --
      ---------------------------------------------------------------------------------------------
      Interest income                     $   243,013         3%          $    47,678           2%
      ---------------------------------------------------------------------------------------------
      Total Revenues                      $ 7,363,482       100%          $ 2,200,524         100%
      ---------------------------------------------------------------------------------------------

      Total revenues for the years ended December 31, 2005 were $5,162,958 higher than the total revenues for the year ended December 31, 2004, a 235% increase. Production revenues for the year ended December 31, 2005 increased by approximately $5,783,433 from the year ended December 31, 2004, a 602% increase. This increase was due to increased drilling activity in 2005 and late 2004, which resulted in an increased number of wells generating natural gas production revenue. Other income for the year ended December 31, 2005 decreased $750,663 from the year ended December 31, 2004, a 63% decrease. This decrease was due largely to the reduction in management fees we received. The decrease in management fees is due to our shift from leasehold acquisitions through various joint ventures to the development of leased properties to produce natural gas. The increase in interest income of $195,335 was earned on the funds raised in the private equity transaction.

      In 2005, we reported net revenues of $65,643 from investments in the Hudson Pipeline and Processing Company, LLC and net loss of $(141,239) in GeoPetra Partners, LLC for a combined net loss from equity interest in subsidiaries of $(75,596). Other material sources of income from operations include: management fees of $347,857 and $883,687 and Operator revenues of $94,315 and $309,148 as of December 31, 2005 and December 31, 2004,
respectively.

Gas, Oil and Related Product Sales

      Our oil and gas product sales for the years ended December 31, 2005 and December 31, 2004 were generated primarily from production from Michigan oil and gas properties. Our production revenue was generated from the sale of 687,271 net Mcf of natural gas at an average price of $9.00 per MCF from wells in the Michigan Antrim and 11,129 barrels of oil at an average price of $49.91 per barrel from non-operated working interests in wells located in Michigan, Texas, Kansas and New Mexico.

      A summary of oil and gas revenue sources by project area for the years ended December 31, 2005 and 2004 is as follows:

            --------------------------------------------------------------------
                                         December 31,   December 31,  % Increase
                                             2005           2004
            --------------------------------------------------------------------
            Michigan Antrim              $ 6,139,670    $   960,011
            --------------------------------------------------------------------
            New Albany Shale (Indiana)   $    94,620             --
            --------------------------------------------------------------------
            Other TX,LA,KS,OH,NM         $   509,154             --
            --------------------------------------------------------------------
            TOTAL                        $ 6,743,444    $   960,011       602%
            --------------------------------------------------------------------

      For the year ended December 31, 2005, nearly 73% of our revenues was generated from the Hudson 34, Hudson SW and Hudson NE units of the Hudson project, which went on line in December 2004, February 2005 and late April 2005, respectively. The remaining production revenue generated from gas sales came from our interests in the Beyer, Black Bean, Paxton Quarry, Treasure Island, Eastern Group, and Church Lake Field projects. There were also minor overriding royalties and working interest revenues received from certain New Albany Shale projects.

Other Revenues

      In addition to oil and gas production revenue, we also generate revenue from two other sources: management fees from the administration of certain lease projects and overhead fees charged for the administration of certain producing properties.

      A summary of these other sources of revenue for the years ended December 31, 2005 and December 31, 2004 is as follows:

            --------------------------------------------------------------------
                                                December 31,     December 31,
            Other Income Summary                    2005             2004
            --------------------------------------------------------------------
            Lease Management fees                $  347,857       $  883,687
            --------------------------------------------------------------------
            Administrative fees for
            producing properties                 $   94,315       $  309,148
            --------------------------------------------------------------------
            Miscellaneous income                 $   10,449       $       --
            --------------------------------------------------------------------
            TOTAL                                $  452,621       $1,192,835
            --------------------------------------------------------------------

      The decrease in lease management fees was primarily the result of the shifting of efforts from joint venture leasing activity, which generated these fees, to development of our leasehold interests for our own account. In 2005 we began to replace these lease management fee revenues with gas production revenue as the drilling projects were completed. The decrease in administrative fees for producing properties is due to the sale of certain assets to Samson which resulted in Samson taking over operations of certain producing wells in 2004. Some of the administrative revenue started to be replaced in late 2005 from new wells we began to operate in 2005. However, since we intend to maintain as much working interest as possible in our wells, this revenue source will be minimal.

Expenses

      Our expenses break into five general categories: General and Administrative; Production and Lease Operating; Depreciation and Amortization; Interest; and Taxes.

      Our general and administrative expenses include officer and employee compensation, rent, travel, audit, tax and legal fees, office supplies, utilities, insurance, other consulting fees and office related expense. Expenses from oil and gas operations include services related to producing oil and gas, such as severance taxes, post production costs (including transportation), and lease operating expenses.

      The following table is a comparison of our general categories of expenses for the years ended December 31, 2005 and 2004, and the percentages each of these categories comprise of the total expenses:

       ---------------------------------------------------------------------------------------------
                                                                    Year Ended
                                              ------------------------------------------------------
                                                                % of                          % of
                                              December 31,     Total        December 31,     Total
                                                  2005        Expenses          2004        Expenses
       ---------------------------------------------------------------------------------------------
       General and Administrative             $ 3,435,507        43%        $ 2,057,333        62%
       ---------------------------------------------------------------------------------------------
       Production and lease operating         $ 2,047,028        26%        $   614,338        18%
       ---------------------------------------------------------------------------------------------
       Depreciation and amortization          $ 1,155,254        15%        $   203,249         6%
       ---------------------------------------------------------------------------------------------
       Interest                               $ 1,228,274        16%        $   392,402        12%
       ---------------------------------------------------------------------------------------------
       Taxes                                  $    29,651        --         $    75,000         2%
       ---------------------------------------------------------------------------------------------
       Total Expenses                         $ 7,895,714       100%        $ 3,342,322       100%
       ---------------------------------------------------------------------------------------------

      Our general and administrative expenses for the year ended December 31, 2005 increased $1,378,174, or 67%, from the year ended December 31, 2004 due to the increase in personnel added to accommodate our continued growth as we hire additional personnel to oversee the drilling program and additional accounting staff to meet SEC filing requirements. We also incurred significant professional fees related to the filing of two registration statements in late December 2005.

      Production and lease operating expenses for the year ended December 31, 2005 increased $1,432,690 compared to the year ended December 31, 2004. This increase was due to additional producing wells on line during 2005. This increase of 233% in production costs is offset by the 602% increase in related production revenue from 2004 to 2005.

      Depreciation and amortization expense for the year ended December 31, 2005 increased $952,005 from the year ended December 31, 2004, or 468%, due to the increased capitalized costs subject to depletion. There were no drilling or completion related costs in the early quarters of 2004 that were subject to amortization.

      Interest expense for the year ended December 31, 2005 increased $835,872, or 213%, from the year ended December 31, 2005. This increase is due to the increase in Mezzanine debt, offset by the capitalizing of interest costs in 2005 during the drilling and development phase. Limited drilling activity in the first three quarters of 2004 resulted in all interest being recorded as an expense for those quarters.

      Taxes recorded in the years ended December 31, 2005 and 2004 were property and other miscellaneous taxes and Indiana income taxes respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

      Reference is made to Note 1 to the Financial Statements included elsewhere in this filing for a description of certain recently issued accounting pronouncements. We do not expect any of such recently issued accounting pronouncements to have a material effect on our consolidated financial position or results of operations.

SIGNIFICANT ACCOUNTING PRINCIPLES RELATING TO MERGER WITH AURORA

      As a result of the reverse merger, we were required to conform certain of Cadence's accounting principles to the accounting principles used by Aurora prior to the merger. This was required because Aurora is considered to be the accounting acquirer. Our financial statements for the fiscal year ending December 31, 2005 were prepared using these accounting principles. A summary of these accounting principles is as follows:

      o Aurora is treated as the acquirer in the merger for accounting purposes, and accordingly, reverse acquisition accounting is applied to the business combination.

      o We measured the cost of the business acquired in the merger by reference to the fair value of the target's securities (i.e., shares of Cadence common stock, including outstanding options and warrants to purchase such shares) at the date of the merger agreement, January 31, 2005. The fair value was determined to be approximately $41,500,000.

      o We uniformly apply the full cost method to all of our oil and gas operations. Accordingly, the financial statements include a net upward adjustment to the Cadence assets in the amount of $774,912 to capitalized costs previously expensed by Cadence under the successful efforts method. This increased capitalized costs was used to recalculate depreciation on the new asset base.

      o For common stock valuation for the period ended December 31, 2005, we continued to use the intrinsic value method under APB Opinion 25 in accounting for stock-based compensation. For the fiscal year ending December 31, 2006, we will use FAS No. 123(R). Aurora stock options outstanding as of the date of the merger are not accounted for under APB Opinion 25 or FAS 123 because these options were fully vested at the time of the merger. Their fair value was included in the cost of the business acquired, as discussed above.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in the notes to the financial statements. We believe that the reported financial results are reliable and the ultimate actual results will not differ materially from those reported. Uncertainties associated with the methods, assumptions and estimates underlying our critical accounting measurements are discussed below.

Use of Estimates

      The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. These estimates primarily relate to the valuation of oil and gas reserves, and unsettled transactions and events as of the date of the financial statements. Accordingly, changes in facts and circumstances may result in revised estimates and actual results may vary from estimated amounts.

Oil and Gas Properties

      We employ the full cost method of accounting for our oil and gas properties. Under the full cost method all costs related to the acquisition, exploration and development of oil and gas properties, including directly related overhead costs, are capitalized and accumulated, into a single cost center referred to as a full cost pool. Gain or loss on the sale or other disposition of oil and gas properties is applied to adjust the capitalized costs in the full cost pool with a gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in income.

Oil and Gas Reserves

      Proved oil and gas reserves, as defined by SEC Regulation S-X Rule 4-10(a)(2), (3) and (4), are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions including prices and costs as of the date the estimate is made. As of December 31, 2005 we did not have any of our natural gas production hedged. Therefore, the price used in the reserve report to calculate value was $9.89 per Mcf, the price at which we sold our gas on December 31, 2005.

      Our estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates made by our engineers are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching limits sooner. A material change in the estimated volumes of reserves could have an impact on the depletion rate calculation reported in the financial statements.

Ceiling Test

      Companies that use the full cost method of accounting for oil and gas properties are required to perform the ceiling test each quarter. The ceiling is an impairment test performed as prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is the after-tax value of the future net cash flows from proved natural gas and crude oil reserves discounted at ten percent per annum. This ceiling is compared to the net book value of the oil and gas properties and reduced by the related net deferred income tax liability and asset retirement obligations. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the ceiling, impairment or non-cash write down is required. A charge to income for impairment could give us a significant loss for a particular period. However, future depletion expense would be reduced.

      The ceiling test is affected by a decrease in net cash flow from reserves due to higher operating or capital costs or reduction in market prices for natural gas and crude oil. These changes can reduce the amount of economically producible reserves. We were not required to record a charge for impairment during the year ended December 31, 2005.

Income Taxes

      Income taxes are provided for based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if we do not believe that we have met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

      At December 31, 2005, we had net deferred tax assets calculated at an expected rate of 34% of approximately $10,145,800. Because we cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

      Our primary market risk relates to commodity price fluctuations that affect pricing applicable to the sales of gas production. This risk will become more significant as more wells are drilled. This risk impacts our earnings as well as our ability to secure capital and debt for continued drilling and development. We did not have any gas delivery contracts in place as of December 31, 2005, relying instead on the spot markets. However, a decision was made in the first quarter 2006 to place 5,000 mcf/day under contract at $8.59 /mcf. The term of this contract is 12 months.

Interest Rate Risk

      As of December 31, 2005 we had no interest rate derivatives in effect. At December 31, 2005 our mezzanine debt was at a fixed rate, while our $5 million line of credit was at prime. If interest rates on this variable interest-rate debt increase or decrease one percentage point, our annual pretax income will increase or decrease by $50,000.

      In January 2006 we took down a draw of $30 million from BNP which is also at a variable rate. If interest rates on this debt increase or decrease one percentage point, our annual pretax income will increase or decrease by $300,000.

Credit Risk

      Credit risk is the risk of loss as a result of non-performance by counterparties of their contractual obligations. We currently sell our natural gas to large energy marketing companies, refineries and other users of petroleum products. While we follow credit policies at the time we enter into sales contracts, the credit worthiness of these parties may change over time.

ITEM 7. FINANCIAL STATEMENTS

      The Financial Statements appear at pages F-1 to F-44.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported in our Amended Form 8-K filed on January 20, 2006, because Aurora was the accounting acquirer in the merger, we retained the services of Aurora's auditors to continue as our auditor post-merger. While this was technically a change of auditor, from management's perspective, this was a continuation of an existing auditor relationship. Our prior auditor's reports on our financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. We did not have any disagreement with our prior auditor, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of December 31, 2005, and have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

      During the past fiscal year, we underwent a conversion of our accounting software. We believe that this conversion has improved our disclosure controls and procedures in a number of respects, including: creation of an integrated software platform; improved capability to generate internal reports at a higher level of detail; improved capability to generate consolidated financial statements from internal data; improved multi-user capability and volume of processing capability; refinement of processes; and expanded security features to protect the quality and integrity of the underlying data. During the last fiscal quarter, we have not experienced any change in our internal control over financial reporting that has had, or is reasonably likely to have, a material adverse affect on our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth the name, age (as of December 31, 2005) and position of each of our executive officers and directors.

             Name               Age            Position(s) with the Company
      -------------------      -----     ---------------------------------------

      William W. Deneau         61       Director, President, Chairman of Board
                                         of Directors
      Howard M. Crosby          53       Director, Vice Chairman of Board of
                                         Directors
      Lorraine M. King          40       Chief Financial Officer
      John V. Miller, Jr.       47       Vice President of Exploration and
                                         Production
      Thomas W. Tucker          63       Vice President of Land and Development
      John P. Ryan              43       Secretary
      Kevin D. Stulp            49       Director
      Ronald E. Huff            50       Director, Treasurer
      Richard M. Deneau         59       Director
      Gary J. Myles             60       Director
      Earl V. Young             64       Director

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

      William W. Deneau has served as our President and Chairman of the Board of Directors since November 1, 2005. Mr. Deneau became an employee of Aurora at the time he sold his interest in Jet/LaVanway Exploration, L.L.C. to Aurora in exchange for Aurora's stock on April 22, 1997. From April 1997 through October 2005, Mr. Deneau was responsible for managing Aurora's affairs. He officially became a Director of Aurora on June 25, 1997 and the President of Aurora on July 17, 1997. Since 1987, Mr. Deneau has also been the President, a Director, and the sole owner of White Pine Land Services, Inc. of Traverse City, Michigan. Prior to March 1, 1997, White Pine Land Services, Inc. was a 35-member company engaged in the business of providing real estate services to oil and gas companies. On March 1, 1997, White Pine Land Services, Inc. sold its business to a newly formed corporation, White Pine Land Company. White Pine Land Services, Inc. continues to exist for the purpose of managing its investments. William W. Deneau is the brother of Richard M. Deneau, one of our directors.

      Howard M. Crosby has served as our Vice Chairman of the Board of Directors since November 1, 2005 and as a Director since February 1994. From February 1994 through October 2005 Mr. Crosby served as our president, and from January 1998 until October 2005 he served as our Treasurer. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. Mr. Crosby received a B.A. degree from the University of Idaho. Mr. Crosby is also an officer and director of White Mountain Titanium Corporation., a publicly traded mining exploration company, High Plains Uranium, Inc., Sundance Diamonds Corporation, Dotson Exploration Company and Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines Company), all of the latter being privately held companies.

      Lorraine ("Lori") M. King has served as our Chief Financial Officer since November 1, 2005. Ms. King became an employee of Aurora on May 29, 2001 and from March 2003 to October 2005 served as its Chief Financial Officer. From November 1, 1992 through May 4, 2001, Ms. King served as Chief Financial Officer of Wepco Energy, LLC, an independent gas producer based in Traverse City, Michigan. Ms. King began her career in public accounting with BDO Seidman, where she spent four years as a tax manager working primarily with oil and gas clients.

      John V. Miller has served as our Vice President of Exploration and Production since November 1, 2005. Mr. Miller became an employee of Aurora at the time he sold his interest in Jet/LaVanway Exploration, L.L.C. to Aurora in exchange for Aurora's stock on April 22, 1997. From April 1997 through October 2005, he was responsible for overseeing exploration and development activities for Aurora. From June 1997 through October 2005 he served as a Director of Aurora and from July 1997 through October 2005 he served as Vice President of Exploration and Production of Aurora. In 1994, Mr. Miller joined Jet Exploration, Inc. of Traverse City, Michigan as a Vice President with responsibility for getting Jet Exploration, Inc. into the shale gas play in Michigan and Indiana. He was the driving force behind the establishment of Jet/LaVanway Exploration, L.L.C. and its effort in southern Indiana. Mr. Miller left the position with Jet Exploration, Inc. to join Aurora. From 1988 to 1994, Mr. Miller worked for White Pine Land Services, Inc. of Traverse City, Michigan, as a land manager.

      Thomas W. Tucker has served as our Vice President of Land and Development since November 1, 2005. Mr. Tucker became an employee of Aurora at the time he sold his interest in Jet/LaVanway Exploration, L.L.C. to Aurora in exchange for Aurora's stock on April 22, 1997. From April 1997 through October 2005 he was responsible for overseeing land development activities for Aurora. From June 1997 through October 2005 he served as a Director of Aurora and from July 1997 through October 2005 he served as Vice President of Land and Development of Aurora. Mr. Tucker founded Jet Oil Corporation with his father in 1982. After his father's death in 1987, Mr. Tucker founded Jet Exploration, Inc. Mr. Tucker has been the President of Jet Exploration, Inc. since its inception. Jet Exploration, Inc. no longer takes on any new projects, and its existing projects are being allowed to run out their course.

      John P. Ryan has served as our Secretary since 1998. From September 1996 through October 2005 he served as our Vice President of Corporate Development, and from April 1997 through October 2005 he served on our Board of Directors. Mr. Ryan is a degreed mining engineer. From August, 2000 to the present, he has served as a Director and the Chief Financial Officer of Trend Mining Company, a publicly traded mineral exploration and development company and since February 2004 he has served as an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company. Other companies with which Mr. Ryan holds an officer and/or director position include Bio-Quant, Inc., Nevada-Comstock Mining Company, High Plains Uranium, Inc., GreatWall Gold Corporation, Sundance Diamonds Corporation, TN Oil Co., and Dotson Exploration Company. Many of these companies have only minimal activity and require only a small amount of Mr. Ryan's time. Mr. Ryan is a former U.S. Naval Officer and obtained a B.S. in Mining Engineering from the University of Idaho and a Juris Doctor from Boston College Law School.

      Kevin D. Stulp has served as a Director since March 1997. Since August 1995, Mr. Stulp has variously worked as consultant with Forte Group, on the board of the Bible League, and is active with various other non-profit organizations. From December 1983 to July 1995, Mr. Stulp held various positions with Compaq Computer Corporation, including industrial engineer, new products planner, manufacturing manager, director of manufacturing and director of worldwide manufacturing reengineering. Mr. Stulp holds a B.S.L.E. from Calvin College, Grand Rapids, Michigan, and a B.S.M.E. in Mechanical Engineering and an M.B.A. from the University of Michigan.

      Ronald E. Huff, CPA has served as our Treasurer since November 1, 2005 and has served as a Director since November 21, 2005. Mr. Huff is currently the Chief Financial Officer and Vice President of Finance for Visual Edge Technology, Inc., a position he has held since 2004. Visual Edge Technology, Inc. is a California holding company engaged in acquiring imaging companies. From 1999 to 2004, Mr. Huff was a Principal and Founder of TriMillennium Ventures, LLC, a private equity investment company located in the Columbus, Canton, Akron, Cleveland, Ohio corridor. Mr. Huff worked for Belden & Blake Corporation from 1986 to 1999 as its Chief Financial Officer and was also its President from 1997 to 1999. Belden & Blake Corporation acquires properties, explores for and develops oil and gas reserves and markets natural gas, primarily in the Appalachian and Michigan Basins. It went through a successful initial public offering in 1992, and was acquired by Texas Pacific Group in 1997. From 1983 to 1986 Mr. Huff was the Chief Accounting Officer of Zilkha Petroleum, from 1980 to 1983 he was a financial analyst for Southern Natural Resources, a natural gas marketing company, and from 1977 to 1980 he was a corporate accountant with Transco Companies Incorporated. Mr. Huff is the chairperson of our Audit Committee.

      Richard M. Deneau has served as a Director since November 21, 2005. Mr. Deneau served as a Director and President of Anchor Glass Container corporation ("Anchor") from 1997 until his retirement in 2004. He was also the Chief Operating Officer of Anchor from 1997 to 2002, and the Chief Executive Officer of Anchor from 2002 until his retirement. Anchor, which is publicly traded and listed on NASDAQ, is the third largest glass container manufacturer in the United States, with annual revenues of about $750 million. When Richard M. Deneau joined Anchor, it was a financially troubled company. He designed and implemented strategies to turn its financial performance around. One of the strategies involved a Chapter 11 bankruptcy filing in April, 2002. The purpose of this filing was to provide assurance to a new investor that all prior claims had been extinguished. Prior to working for Anchor, Richard M. Deneau served in management at Ball Foster Glass Container Corp., American National Can, Foster Forbes Glass and First National Bank of Lapeer. He served as an auditor with Ernst & Ernst after graduating from Michigan State University in 1968. Richard
M. Deneau is the brother of William W. Deneau our President and Chairman of the Board of Directors.

      Gary J. Myles has served as a Director since November 21, 2005. From June 1997 through October 2005 Mr. Myles served as a Director of Aurora. He is currently retired. Prior to his retirement, Mr. Myles served as Vice President and Consumer Loan Manager for Fifth Third Bank of Northern Michigan (previously Old Kent Mortgage Company), a wholly owned subsidiary of Fifth Third Bank (previously Old Kent Financial Corporation). As the Affiliate Consumer Loan Manager , Mr. Myles was based in Traverse City, Michigan, and had full bottom line responsibility for the mortgage and indirect consumer loan departments generating net revenue of $3,500,000 annually. Mr. Myles had been with Fifth Third Bank and its predecessor, Old Kent Mortgage Company, since July 1988. Mr. Myles also owns Foster Care, Ltd., a closely held company for which he serves as a Director, President and Treasurer. Mr. Myles is the chairperson of our Nominating and Corporate Governance Committee.

      Earl V. Young has served as a Director since November 21, 2005. From March 2001 through October 2005 Mr. Young served as Director of Aurora. He is currently President of Earl Young & Associates of Dallas, Texas, which he founded in 1999. From 1996 to 1999, Mr. Young was the Senior Vice President of Corporate Development for American Mineral Fields, Inc. of Dallas, Texas. From 1993 to 1996, Mr. Young was a principal in Young & Lowe, which offered business consulting services to small capitalization companies. Prior to 1993, Mr. Young was involved in the investment banking business. He is President of the US/Madagascar Business Council headquartered in Washington, D.C. and a Director of the Corporate Council on Africa in Washington D.C. Mr. Young was a gold medalist in the Summer Olympic Games in 1960 in track, has served as President of the Southwest Chapter of Olympians, and was the founding chairman of the Olympians for Olympians Relief Committee. Mr. Young is the chairperson of our Compensation Committee.

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

BOARD COMMITTEES

      On December 5, 2005, our Board of Directors reconstituted our Board Committees as follows:

      o Audit Committee: Ronald E. Huff (Chairperson), Gary J. Myles and Earl V. Young;

      o Compensation Committee: Howard M. Crosby, Kevin D. Stulp and Earl V. Young (Earl V. Young has been elected Chairperson); and

      o     Nominating and Corporate Governance Committee: Gary J. Myles, Howard
            M. Crosby and Kevin D. Stulp (Gary J. Myles has been elected Chairperson).

      The Board of Directors has designated the following directors as independent directors: Gary J. Myles, Ronald E. Huff, Kevin D. Stulp and Earl V. Young.

      Each of our audit comittee members is an independent outside director, and one, Ronald E. Huff, is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules. His credentials are described in greater detail above.

      Among the responsibilities of our Audit Committee are: (i) to appoint our independent auditors and monitor the independence of our independent auditors;
(ii) to review our policies and procedures on maintaining accounting records and the adequacy of internal controls; (iii) to review management's implementation of recommendations made by the independent auditors and internal auditors; (iv) to consider and pre-approve the range of audit and non-audit services performed by independent auditors and fees for such services; and (v) to review our audited financial statements, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and disclosures regarding internal controls before they are filed with the SEC.

NOMINATIONS FOR DIRECTORS

      On February 10, 2006, our Board of Directors adopted a Nominating and Corporate Governance Committee Charter and a Stockholder Communications With Directors Policy, copies of which are posted on our website at www.auroraogc.com. Article VI, Section 2 of our Nominating and Corporate Governance Committee Charter provides as follows:

      Process for Identifying and Evaluating Candidates for Directors Recommended by Stockholders. The Committee will accept recommendations for potential nominees for director from stockholders of the Corporation. Anyone wishing to recommend an individual for the Board of Directors should forward the name, address and biographical information of a potential nominee to the Nominating and Corporate Governance Committee of the Board of Directors of Cadence Resources Corporation, c/o Cadence Resources Corporation, 4110 Copper Ridge Drive, Suite 100, Traverse City, Michigan 49684. The stockholder must submit in writing to the Committee the recommended candidate's name, a brief resume setting forth the recommended candidate's business and educational background and qualifications for service, any other information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors, or as otherwise required, in each case pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and a notarized consent signed by the recommended candidate stating the recommended candidate's willingness to be nominated and to serve. Potential director nominees submitted by stockholders of the Corporation will not be considered by the Committee if they are not timely submitted in accordance with the Corporation's proxy statements. (These timing requirements are not applicable to persons nominated by or at the direction of the Board of Directors.) If the Committee chooses to consider any nominee recommended by a stockholder, the Committee will evaluate the potential nominee by personal interview. The interview will be conducted by one or more members of the Committee and/or any other method the Committee deems appropriate, which may, but need not, include a questionnaire. The Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Committee need not engage in an evaluation process with respect to a proposed nominee unless: (i) there is a vacancy on the Board of Directors; (ii) a director is not standing for re-election; (iii) the Committee does not intend to recommend the nomination of a sitting director for re-election; or (iv) there is an increase in the number of directors to be elected.

      In connection with the closing of the merger between Cadence and Aurora, certain of our shareholders, including certain former Aurora shareholders who became shareholders of Cadence in connection with the merger, executed and delivered voting agreements pursuant to which they agreed through October 31, 2008, to vote an aggregate of 22,740,830 of their shares of our common stock in favor of (i) five directors designated by William W. Deneau, who are initially William W. Deneau, Earl V. Young, Gary J. Myles, Richard Deneau, and Ronald E. Huff; and (ii) two directors designated by William W. Deneau from among our Board of Directors immediately before the closing of the merger, who are initially Howard M. Crosby and Kevin D. Stulp. In addition, these shareholders agreed to vote all of their shares of our common stock to ensure that the size of our Board of Directors will be set and remain in seven directors.

      In addition, also in connection with the closing of the merger, certain of our shareholders executed and delivered irrevocable proxies naming William W. Deneau and Lorraine King as proxies to vote their shares through October 31, 2008 in the manner determined by such proxies. An aggregate of 11,583,012 shares of our common stock held by these shareholders was subject to these proxies at February 22, 2006.

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

      To the Company's knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to the Company between January 1, 2005 and December 31, 2005, the Company's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows:
Rubicon Master Fund filed a late Form 3 for two transactions that occurred on January 31, 2005 and one transaction that occurred on October 31, 2005; Jeffrey
M. Christian filed a late Form 4 for the two transactions that occurred on January 7, 2005 and three transactions that occurred on October 31, 2005; Glenn DeHekker filed a late Form 4 for two transactions that occurred on January 7, 2005, one transaction that occurred on January 17, 2005, one transaction that occurred on October 17, 2005, and three transactions that occurred on October 31, 2005; Nathan A. Low filed a late Form 4 for seven transactions that occurred on January 1, 2005; John P. Ryan filed a late Form 4 for four transactions that occurred on January 7, 2005; Kevin D. Stulp filed a late Form 4 for one transaction that occurred on January 17, 2005 and one transaction that occurred on October 31, 2005; and Howard Crosby filed a late Form 4 for two transactions that occurred on October 31, 2005 and one transaction that occurred on December 22, 2005.

CODE OF ETHICS

      We have adopted a Code of Conduct and Ethics that applies to all of our directors, executive officers and employees. Please see Item 13, Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

      On November 1, 2005, our prior management team was replaced by the Aurora management team. Our financial results being reported in this filing include 12 months of Aurora operations, and two months (November and December, 2005) of Cadence operations. We are disclosing executive compensation in the same fashion below. The information below shows compensation paid by Aurora to the executives listed in Item 9 above for the 12 months ended December 31, 2005 and compensation paid by Cadence for the months of November and December 2005. For a history of executive compensation paid by Cadence prior to this time, please see our Form 10-KSB for the fiscal year ended September 30, 2005, as amended and filed with the SEC on February 7, 2006.

--------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                                                                                             Long Term Compensation
                                                                                     -------------------------------------
                                                        Annual Compensation                          Awards
                                                   -----------------------------     -------------------------------------
                                                                                         Value of          # of Securities
                                                                                     Restricted Stock        Underlying
      Name and Principal Position                  Year                Salary(1)         Awards(2)             Options
      ---------------------------                  ----                ---------     ----------------      ---------------
William W. Deneau                                  2005                $140,000               --                      --
President, Chief Executive Officer
--------------------------------------------------------------------------------------------------------------------------
John V. Miller, Jr.                                2005                $125,000               --                      --
Vice President of Exploration and Production
--------------------------------------------------------------------------------------------------------------------------
Thomas W. Tucker,                                  2005                $125,000               --                      --
Vice President of Land and Development
--------------------------------------------------------------------------------------------------------------------------
Lorraine M. King,                                  2005                $125,000         $116,400(3)       20,000 shares(4)
Chief Financial Officer
--------------------------------------------------------------------------------------------------------------------------

(1) The executive officers received additional cash compensation during 2005, but this was payment of deferred salaries for the years 2000 and 2001 that had been booked, but not paid. This includes an additional cash payment of $47,244 for Mr. Deneau, $26,667 for Mr. Miller and $50,000 for Mr. Tucker.

(2) Because all of the shares we issued in exchange for Aurora stock in the merger were registered under the Form S-4 registration statement, none of the named executive officers held restricted stock at December 31, 2005.

(3) Ms. King was awarded 30,000 shares of common stock by the Board of Directors on December 8, 2005. The closing price at which our stock traded on that date was $3.88 per share. Issuance of these shares has been deferred until a Form S-8 registration statement is filed with the SEC, but the compensation related to this award was recorded as an expense in the 2005 financial statements.

(4)   Option to purchase 10,000 shares of Aurora common stock at an exercise price of $3.50 per share; converted in the merger into the right to purchase 20,000 shares of our common stock at an exercise price of $1.75 per share.
--------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                              OPTION GRANTS IN 2005
                                                     Individual
---------------------------------------------------------------------------------------------------------
                              # of Securities       % of Total Options       Exercise
                            Underlying Options    Granted to Employees in    Price Per      Expiration
            Name                  Granted               Fiscal Year          Share(1)         Date
---------------------------------------------------------------------------------------------------------
Lorraine M. King                 20,000(2)                  7%               $1.75(2)       10/18/15
---------------------------------------------------------------------------------------------------------

(1) At the date of grant, Aurora had not yet merged with Cadence, and Aurora was not publicly traded. Accordingly, there was no market price at the date of grant.

(2)   This award was initially for 10,000 shares of Aurora's common stock with an exercise price of $3.50 per share, and was converted in the merger as described in the chart.
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------------
                                                           # of Securities Underlying             Value of Unexercised
                                                             Unexercised Options at             in-the-Money Options at
                               Shares                               12/31/05                          12/31/05(1)
                              Acquired       Value       ------------------------------      ------------------------------
      Name                  on Exercise     Realized     Exercisable      Unexercisable      Exercisable      Unexercisable
-------------------        ------------     --------     -----------      -------------      -----------      -------------
William W. Deneau                 0             0             600,000           0             $1,647,000           --
---------------------------------------------------------------------------------------------------------------------------
John V. Miller, Jr.               0             0             600,000           0             $1,647,000           --
---------------------------------------------------------------------------------------------------------------------------
Thomas W. Tucker                  0             0             600,000           0             $1,647,000           --
---------------------------------------------------------------------------------------------------------------------------
Lorraine M. King                  0             0             160,000           0             $  418,100           --
---------------------------------------------------------------------------------------------------------------------------

(1)   Options are "in-the-money" if the market price of a share of common stock exceeds the exercise price of the option.
---------------------------------------------------------------------------------------------------------------------------

      We do not currently have any long term incentive compensation plans in place.

      Compensation paid to our directors prior to the merger between Cadence and Aurora is reported in our Form 10-KSB, as amended, for the fiscal year ended September 30, 2005, filed with the SEC on February 7, 2006.

      As compensation for their services as directors of Aurora during 2005 and prior to the merger, on December 8, 2005, our Board voted to award Earl V. Young and Gary J. Myles each 30,000 shares of common stock, to be issued in 2006 after the shares are registered on a Form S-8 registration statement. These shares were awarded in lieu of awarding stock options that would otherwise have been issued, but were deferred due to the ongoing work on the merger, which extended through most of 2005.

      At a December 8, 2005 Board meeting, as revised at a February 10, 2006 Board meeting, our Board of Directors adopted the following standard compensation arrangements for service as a director:

            Option to purchase 200,000 shares of our common stock; vesting 60,000 shares on December 31, 2006, 70,000 shares on December 31, 2007, and 70,000 shares on December 31, 2008.

            Cash fee of $1,000 per Board meeting attended in person, with additional payments of $1,000 per day for each travel day from the director's place of residence to the location of the Board meeting, up to a total of two additional days in addition to the date of the meeting.

            Cash fee of $500 for participation in each telephonic Board meeting.

            Cash fee of $1,000 for each committee meeting attended in person.

            Cash fee of $500 for participating in each telephonic committee meeting.

            Annual retainer of $10,000 for the Audit Committee chairperson.

      We do not have any other contractual arrangements with any of our directors. We do not have any written employment contracts with our executive officers, nor do we have any compensatory arrangements with our executive officers other than as described above. We have not agreed to make any payments to our named executive officers because of resignation, retirement or any other termination of employment with us or our subsidiaries, or from a change in control of us, or a change in the executive's responsibilities following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of February 22, 2006, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

      Unless otherwise specified, the address of each of the persons set forth below is in care of Cadence Resources Corporation, 4110 Copper Ridge Drive, Suite 100, Traverse City, Michigan, 49684.

      ---------------------------------------------------------------------------------------------------
                  Name and Address of                   Amount and Nature of       Percent of Outstanding
                  Beneficial Owner(1)                 Beneficial Ownership(2)             Shares(2)
      --------------------------------------------    -------------------------    ----------------------
      Howard M. Crosby                                      1,243,840(3)                    1.53%
      John P. Ryan                                            978,046(4)                    1.20%
      Kevin D. Stulp                                          507,500(5)                    0.62%
      Nathan A. Low Roth IRA and affiliates
          641 Lexington Avenue
          New York, New York 10022                          7,657,766(6)                    9.40%
      Rubicon Master Fund(7)
          c/o Rubicon Fund Management LLP
          P103 Mount Street
          London W1K 2TJ, UK                               16,000,000                      19.64%
      Crestview Capital Master, LLC
          95 Revere Drive, Suite A
          Northbrook, Illinois, 60062                       6,616,000                       8.12%
      William W. Deneau                                     4,232,500(8)                    5.19%
      Gary J. Myles                                           259,998(9)                    0.32%
      Earl V. Young                                           386,204(10)                   0.47%
      Richard M. Deneau                                            --                         --
      Ronald E. Huff                                               --                         --
      John V. Miller, Jr.                                   3,289,762(11)                   4.04%
      Thomas W. Tucker                                      3,848,194(12)                   4.72%
       Lorraine M. King                                       360,000(13)                   0.44%
      All executive officers and directors as a
          group (11 persons)                               15,106,044(14)                  18.54%
      ---------------------------------------------------------------------------------------------------

(1) Addresses are only given for holders of more than 5% of the outstanding common stock of Cadence who are not executive officers or directors.
(2) A person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3) Includes 270,000 shares of common stock held by Crosby Enterprises, Inc., 40,000 shares of common stock owned by the Crosby Family Living Trust, 80,000 shares of common stock owned by CORK Investments, Inc. and options to purchase 50,000 shares of common stock.
(4) Includes 358,625 shares of common stock owned by Nancy Martin-Ryan, 45,000 shares of common stock owned by John Ryan as custodian for Karen Ryan, 45,000 shares of common stock owned by John Ryan as custodian for Patrick Ryan, and 87,500 shares of common stock owned by Andover Capital Corporation.
(5) Includes options currently exercisable for 50,000 shares of common stock and warrants currently exercisable for 100,000 shares of common stock, 2,750 shares of common stock owned by the Kevin Dale Stulp IRA and 1,750 shares of common stock owned by the Kevin and Marie Stulp Charitable Remainder Unitrust of which Mr. Stulp is a co-trustee.
(6) Based on information included in an amendment to Schedule 13D/A filed with the SEC on February 27, 2006, Nathan A. Low has the sole power to vote or direct the vote of, and the sole power to direct the disposition of, the shares held by the Nathan A. Low Roth IRAs and the shares held by him individually. Although Nathan A. Low has no direct voting or dispositive power over the 828,643 shares of common stock held by the Nathan A. Low Family Trust or the 100,000 shares of common stock held in individual trusts for the Neufeld children, he may be deemed to beneficially own those shares because his wife, Lisa Low, is the trustee of the Family Trust and custodian for the Neufeld children. Therefore, Nathan A. Low reports shared voting and dispositive power over 928,643 shares of common stock.
(7) Based on Schedule 13G and Form 4 filed with the SEC on February 10, 2006, pursuant to investment agreements, each of Rubicon Fund Management Ltd., a company organized under the laws of the Cayman Islands, which we refer to in this footnote as Rubicon Fund Management Ltd., and Rubicon Fund Management LLP, a limited liability partnership organized under the laws of the United Kingdom, which we refer to in this footnote as Rubicon Fund Management LLP, Mr. Paul Anthony Brewer, Mr. Jeffrey Eugene Brummette, Mr. William Francis Callanan, Mr. Vilas Gadkari, and Mr. Horace Joseph Leitch III, share all investment and voting power with respect to the securities held by Rubicon Master Fund. Mr. Brewer, Mr. Brummette, Mr. Callanan, Mr. Gadkari, and Mr. Leitch control both Rubicon Fund Management Ltd. and Rubicon Fund Management LLP. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Mr. Brewer, Mr. Brummette, Mr. Callanan, Mr. Gadkari, and Mr. Leitch disclaim beneficial ownership of these securities.
(8) Includes 3,272,000 shares of common stock held by the Patricia A. Deneau Trust, 340,500 shares of common stock owned by the Denthorn Trust and 20,000 shares of common stock held by White Pine Land Services.
(9)   Includes options currently exercisable for 199,998 shares of common stock.
(10)  Includes options currently exercisable for 199,998 shares of common stock.
(11) Includes 1,000,000 shares of common stock held by Miller Resources, Inc. and 1,689,762 shares of common stock owned by Circle M, LLC.
(12) Includes 1,607,574 shares of common stock held by the Sandra L. Tucker Trust, 24,646 shares of common stock owned by Jet Exploration, Inc. and 1,615,974 shares of common stock owned by the Thomas W. Tucker Trust.
(13)  Includes options currently exercisable for 160,000 shares of common stock.
(14) Includes options and warrants currently exercisable for an aggregate of 759,996 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 31, 2005, we entered into a purchase agreement (the "Purchase Agreement") with 22 accredited investors pursuant to which the investors purchased 7,810,000 shares of common stock and warrants to purchase 14,050,000 shares of common stock at an exercise price of $1.75 per share for aggregate sales proceeds of $9,762,500. The Nathan A. Low Family Trust dated 4/12/96 and Bear Stearns as Custodian for Nathan A. Low Roth IRA, both of which are controlled by Nathan Low, who was at that time a greater than 10% holder of our common stock, invested in us pursuant to the Purchase Agreement. Sunrise Securities Corporation, an affiliate of Nathan Low, received a commission equal to $976,250 and a warrant to purchase 1,821,000 shares of our common stock for services rendered as the placement agent in the transaction.

      On January 31, 2005, we entered into an agreement with the seven accredited investors in our April 2004 private placement pursuant to which we were permitted to repay the $6,000,000 in notes held by such investors without any prepayment penalties in exchange for the exercise price of the warrants to purchase 765,000 shares of common stock issued in the April 2004 private placement being reduced from $4.00 per share to $1.25 per share. $5,000,000 of the notes were repaid in cash and $1,000,000 of the notes were converted into common stock and warrants pursuant to the Purchase Agreement. Nathan Low, who at that time was a greater than 10% holder of Cadence's common stock, and Lisa Low, Nathan Low's wife, as Custodian for Gabriel S. Low UNYGMA were two of the eight accredited investors involved in this transaction. In connection with this transaction, the exercise price of the warrants to purchase 76,500 shares of common stock held by Nathan A. Low, who acted as a finder in the April 2004 private placement, was also reduced to $1.25 per share.

      At the time of the merger, Aurora had a lease for office and storage space from South 31, L.L.C. William W. Deneau and Thomas W. Tucker each own one-third of South 31, L.L.C. Rent was paid through December 31, 2005 on a lease extending through March 31, 2007. After we moved our corporate offices in early December 2005, we no longer had a need for the space in the South 31, L.L.C. property. We have since entered into a Settlement Agreement and Mutual Release with South 31, L.L.C. pursuant to which we made a payment to South 31, L.L.C. in the amount of $65,250 and South 31, L.L.C. released us from any further obligation on the lease.

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

      In connection with the December 2005 through February 2006 exercise of certain warrants that had previously been issued by Cadence and Aurora in January 31, 2005 transactions, we paid a commission to Sunrise Securities Corporation, an affiliate of Nathan A. Low, who is a greater than 5% holder of our common stock, in the amount of $1,534,697. This entire amount was used by Mr. Low to exercise certain outstanding warrants to purchase 1,469,860 shares of our common stock.

ITEM 13. EXHIBITS

INDEX OF EXHIBITS

3.1         Restated Articles of Incorporation of Cadence Resources Corporation.
3.2(1)      Bylaws of Cadence Resources Corporation.
4.1(2)      Articles of Amendment to the Articles of Incorporation, relating to the Class A Preferred Stock.
9.1(3)      Voting Agreement executed in connection with the merger.
10.1(4)     Securities Purchase Agreement between Cadence Resources Corporation and the investors signatory thereto, dated April 2, 2004.
10.2(5)     Agreement and Plan of Merger dated as of January 31, 2005 between
            Cadence Resources Corporation, Aurora Acquisition Corp. and Aurora
            Energy, Ltd.
10.3        Asset Purchase Agreement with Nor Am Energy, L.L.C., Provins Family,
            L.L.C. and O.I.L. Energy Corp. dated January 10, 2006.
10.4        First Amendment to First Amended and Restated Note Purchase
            Agreement between Aurora Antrim North, L.L.C., et al., and TCW Asset
            Management Company, dated January 31, 2006.
10.5        Credit Agreement among Aurora Antrim North, L.L.C. et al. and BNP
            Paribas, et al., dated January 31, 2006.
10.6        Intercreditor and Subordination Agreement among BNP Paribas, et.
            al., TCW Asset Management Company and Aurora Antrim North, L.L.C.
            dated January 31, 2006.

10.7        Promissory Note from Aurora Energy, Ltd. to Northwestern Bank dated
            January 31, 2006.
10.8        Confirmation from BNP Paribas to Aurora Antrim North, LLC dated
            February 22, 2006 relating to gas sale commitment.
14.1(6)     Code of Conduct and Ethics
16.1(7)     Letter on Change in Certifying Accountant.
21.1(3)     List of Subsidiaries.
23.1        Consent of Ralph E. Davis Associates, Inc.
23.2        Consent of Schlumberger Technology Corporation.
23.3        Consent of Netherland, Sewell & Associates, Inc.
23.4        Consent of Rachlin Cohen & Holtz, LLP.
31.1        Rule 13a-14(a) Certification of Principal Executive Officer.
31.2        Rule 13a-14(a) Certification of Principal Financial and Accounting
            Officer
32.1        Section 1350 Certification of Principal Executive Officer.
32.2        Section 1350 Certification of Principal Financial and Accounting
            Officer.

            (1) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 9, 2005.
            (2) Filed as an exhibit to our 10-KSB for the fiscal year ended September 30, 2003, filed with the SEC on January 13, 2004.
            (3) Filed as an exhibit to our 10-KSB for the fiscal year ended September 30, 2005, filed with the SEC on December 29, 2005.
            (4) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 5, 2004.
            (5) Filed as an exhibit to our Form S-4 Registration Statement filed with the SEC on May 13, 2005.
            (6) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 15, 2006.
            (7) Filed as an exhibit to our Amended Current Report on Form 8-K/A filed with the SEC on January 20, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees billed by Rachlin Cohen & Holtz, LP for professional services rendered for the audit of Aurora's 2004 financial statement and the 2005 financial statement reflecting 12 months of Aurora results and two months of Cadence results, and the review of Aurora's quarterly financial statements for fiscal year 2005 included in a Form S-4 registration statement, two Form SB-2 registration statements, and one post-effective amendment of a third Form SB-2 registration statement were $-0- with respect to 2004 and $254,163 with respect to 2005. Due to the reverse acquisition treatment of the merger, Rachlin Cohen & Holtz, LP was not engaged as the principal auditor of Cadence for its fiscal years ending September 30, 2004 and 2005. As reported in our Form 10-KSB/A for the fiscal year ended September 30, 2005 filed with the SEC on February 7, 2005, our then principal auditors, Williams & Webster, P.S., billed $107,000 and $130,000 respectively in these periods for audit and review services.

AUDIT RELATED FEES

      There were no other fees billed by Rachlin Cohen & Holtz, LP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the auditor review of our financial statements and not reported under "Audit Fees" above.

TAX FEES

      There were no fees billed by Rachlin Cohen & Holtz, LP during the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

      There were no other fees billed by Rachlin Cohen & Holtz, LP during the last two fiscal years.

AUDIT COMMITTEE PROCESS

      Our Audit Committee Charter requires our Audit Committee to pre-approve all audit services provided by our independent auditors and all non-audit services provided by our independent auditors that are not eligible for the di minimous exception contained in Section 10A of the Securities Exchange Act of 1934, as amended. Our engagement of Rachlin Cohen & Holtz, LP to perform our audit for the fiscal year ending December 31, 2005 was pre-approved by our Audit Committee consistent with the requirements of the Charter.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                        CADENCE RESOURCES CORPORATION

Date: March 31, 2006                    By: /s/ William W. Deneau
                                            ------------------------------------
                                            Name:  William W. Deneau
                                            Title: President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         OFFICE                      DATE
----------------------------  --------------------------------    --------------

/s/ William W. Deneau         President and Director              March 31, 2006
----------------------------  (Principal Executive Officer)
William W. Deneau

/s/ Lorraine M. King          Chief Financial Officer             March 31, 2006
----------------------------  (Principal Financial Officer and
Lorraine M. King              Principal Accounting Officer)

/s/ Howard M. Crosby          Director                            March 31, 2006
----------------------------
Howard M. Crosby

/s/ Kevin D. Stulp            Director                            March 31, 2006
----------------------------
Kevin D. Stulp

/s/ Ronald E. Huff            Director                            March 31, 2006
----------------------------
Ronald E. Huff

/s/ Richard M. Deneau         Director                            March 31, 2006
----------------------------
Richard M. Deneau

/s/ Gary J. Myles             Director                            March 31, 2006
----------------------------
Gary J. Myles

/s/ Earl V. Young             Director                            March 31, 2006
----------------------------
Earl V. Young

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                     F-2 - F-3

   Statements of Operations                                              F-4

   Statements of Shareholders' Equity                                    F-5

   Statements of Cash Flows                                              F-6

   Notes to Financial Statements                                      F-7 - F-40

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)                     F-41 - F-44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Cadence Resources Corporation and Subsidiaries
Traverse City, Michigan

We have audited the accompanying consolidated balance sheet of Cadence Resources Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Resources Corporation and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
February 24, 2006

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                      -------------------------------
                                                           2005             2004
                                                      --------------   --------------
                                     ASSETS
Current assets:
Cash and cash equivalents                             $   11,980,638   $    5,179,582
Accounts receivable:
   Oil and gas sales                                       2,409,675        1,893,051
   Joint interest owners                                   4,380,606          376,856
   Related parties                                                --          129,960
Notes receivable:
   Related parties                                            15,000          135,096
   Other                                                     229,346          101,151
Prepaid expenses and other current assets                    240,242               --
                                                      --------------   --------------
      Total current assets                                19,255,507        7,815,696
                                                      --------------   --------------

Oil and gas properties, using full cost accounting:
   Proved properties                                      39,643,003        7,585,807
   Unproved properties                                    37,279,889        7,981,727
                                                      --------------   --------------
      Total oil and gas properties                        76,922,892       15,567,534
   Less accumulated amortization                           7,962,138          600,077
                                                      --------------   --------------
      Oil and gas properties, net                         68,960,754       14,967,457
                                                      --------------   --------------

Other assets:
   Deposit on purchase of oil and gas properties           3,206,102               --
   Property and equipment, net                             3,610,138          115,283
   Goodwill                                               15,973,346               --
   Intangibles, net                                        3,197,917               --
   Other investments                                       1,855,977          230,396
   Other assets                                              762,404          316,997
                                                      --------------   --------------
      Total assets                                        28,605,884          662,676
                                                      --------------   --------------
                                                      $  116,822,145   $   23,445,829
                                                      ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                              December 31,
                                                                     --------------------------------
                                                                          2005               2004
                                                                     --------------    --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    7,053,288    $    3,221,533
   Accrued expenses                                                         417,291           200,800
   Drilling advances                                                             --           387,175
   Short-term bank borrowings                                             6,210,000           350,000
   Current portion of obligations under capital leases                        8,823             8,823
   Current portion of note payable - related party                           69,833         1,940,825
   Current portion of mortgage payable                                       72,877                --
                                                                     --------------    --------------
      Total current liabilities                                          13,832,112         6,109,156
                                                                     --------------    --------------

Deposit on sale of oil and gas properties                                 3,509,319                --
                                                                     --------------    --------------

Long-term debt:
   Obligations under capital leases, net of current portion                   2,262            12,663
   Notes payable - related parties                                               --         1,077,706
   Mortgage payable                                                       2,792,600                --
   Mezzanine financing                                                   40,000,000        10,000,000
                                                                     --------------    --------------
      Total long-term debt                                               42,794,862        11,090,369
                                                                     --------------    --------------
      Total liabilities                                                  60,136,293        17,199,525
                                                                     --------------    --------------

Redeemable convertible preferred stock                                       59,925                --
                                                                     --------------    --------------

Commitments, contingencies and subsequent events                                --                 --

Shareholders' equity:
   Preferred stock, $1.50 par value; authorized 500,000 shares;
     issued and outstanding none in 2005 and 99,350 shares in 2004               --           149,025
   Common stock, $.01 par value; authorized 100,000,000 shares;
     issued and outstanding 61,536,261 shares in 2005 and
     13,775,933 shares in 2004                                              615,363            13,776
   Additional paid-in capital                                            58,670,698         8,183,025
   Accumulated deficit                                                   (2,660,134)       (2,099,522)
                                                                     --------------    --------------
      Total shareholders' equity                                         56,625,927         6,246,304
                                                                     --------------    --------------
      Total liabilities and shareholders' equity                     $  116,822,145    $   23,445,829
                                                                     ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended
                                                                           December 31,
                                                                 --------------------------------
                                                                      2005              2004
                                                                 --------------    --------------
Revenues:
   Oil and gas sales                                             $    6,743,444    $      960,011
   Interest income                                                      243,013            47,678
   Equity in loss of unconsolidated subsidiaries                        (75,596)               --
   Other income                                                         452,621         1,192,835
                                                                 --------------    --------------
      Total revenues                                                  7,363,482         2,200,524
                                                                 --------------    --------------

Costs and expenses:
   General and administrative                                         3,435,507         2,057,333
   Production and lease operating                                     2,047,028           614,338
   Depreciation and amortization                                      1,155,254           203,249
   Interest                                                           1,228,274           392,402
   Taxes                                                                 29,651            75,000
                                                                 --------------    --------------
      Total costs and expenses                                        7,895,714         3,342,322
                                                                 --------------    --------------

Loss before minority interest                                          (532,232)       (1,141,798)

Minority interest in loss of subsidiaries                                15,960            38,087
                                                                 --------------    --------------

Net loss                                                               (516,272)       (1,103,711)

Less dividends on preferred stock                                            --           (30,268)
                                                                 --------------    --------------

Loss attributable to common shareholders                         $     (516,272)   $   (1,133,979)
                                                                 ==============    ==============

Net loss per common share - basic and diluted                    $        (0.01)   $        (0.05)
                                                                 ==============    ==============

Weighted average common shares outstanding - basic and diluted       40,622,000        23,636,000
                                                                 ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  Preferred Stock                 Common Stock            Additional                      Total
                             ---------------------------   ---------------------------     Paid-In      Accumulated    Shareholders'
                                Shares         Amount          Shares        Amount        Capital         Deficit        Equity
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balances at
  January 1, 2004                 410,461   $    615,692     11,432,824   $     11,433   $  4,745,222   $   (868,699)  $  4,503,648
Issuance of common stock
  for consulting services              --             --         54,776             55         53,424             --         53,479
Sale of common stock:
  Issued in private placement          --             --        600,000            600      1,499,400             --      1,500,000
  Issued to Cadence Resource
  Corporation                          --             --        300,000            300        749,700             --        750,000
  Issued to others                     --             --        145,000            145        362,355             --        362,500
Exercise of common stock
  options                              --             --        310,000            310        307,190             --        307,500
Conversion of preferred
  stock to common stock          (311,111)      (466,667)       933,333            933        465,734             --             --
Dividends paid on preferred
  stock                                --             --             --             --             --       (127,112)      (127,112)
Net loss                               --             --             --             --             --     (1,103,711)    (1,103,711)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balances at
  December 31, 2004                99,350        149,025     13,775,933         13,776      8,183,025     (2,099,522)     6,246,304

Conversion of preferred
  stock to common stock           (99,350)      (149,025)       298,050            298        148,727             --             --
Dividends paid on preferred
  stock                                --             --             --             --             --        (44,340)       (44,340)
Sale of common stock, net of
  commissions and fees                 --             --      4,972,200          4,972     11,020,028             --     11,025,000
Exercise of options prior to
  merger                               --             --         10,000             10          7,490             --          7,500
Merger between Cadence and
  Aurora                               --             --     39,592,510        567,431     35,706,179             --     36,273,610
Cashless exercise of options
  and warrants                         --             --        245,068          2,451         (2,451)            --             --
Exercise of common stock
  options and warrants                 --             --      2,642,500         26,425      3,607,700             --      3,634,125
Net loss                               --             --             --             --             --       (516,272)      (516,272)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balances at
  December 31, 2005                    --   $         --     61,536,261   $    615,363   $ 58,670,698   $ (2,660,134)  $ 56,625,927
                             ============   ============   ============   ============   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                                        December 31,
                                                                              --------------------------------
                                                                                   2005              2004
                                                                              --------------    --------------
Cash flows from operating activities:
   Net loss                                                                   $     (516,272)   $   (1,103,711)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                1,155,254           203,249
      Equity in loss of non-consolidated investees                                    75,596                --
      Unrealized loss on investments                                                  31,237                --
      Loss on disposal of property and equipment                                      25,499                --
      Services received in settlement of note receivable                                  --            39,754
      Common stock issued for services                                                    --            53,479
      Minority interest in loss of subsidiaries                                      (15,960)          (38,087)
      Changes in operating assets and liabilities, net of effect of merger:
         Accounts receivable                                                      (3,957,497)       (1,365,271)
         Accounts receivable - related parties                                       129,960            7,854
         Prepaid expenses                                                             41,634            76,110
         Accounts payable                                                          2,790,037         1,939,965
         Drilling advances                                                          (387,175)          352,320
         Accrued expenses                                                            216,491            52,779
                                                                              --------------    --------------
         Net cash (used in) provided by operating activities                        (411,196)          218,441
                                                                              --------------    --------------

Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                    7,995,109         1,902,537
   Proceeds from sale of property and equipment                                       23,693                --
   Capital expenditures for oil and gas development                              (46,145,082)      (10,159,663)
   Capital expenditures for property and equipment                                (3,594,750)          (74,166)
   Advances of notes receivable                                                     (107,475)         (155,096)
   Payments on notes receivable, related parties                                     120,096                --
   Deposits made for the purchase of oil and gas properties                       (3,206,102)               --
   Deposits received for the sale of oil and gas properties                        3,509,319                --
   Investment in Hudson Pipeline                                                    (928,956)         (230,396)
   Investment in GeoPetra                                                           (485,741)               --
   Net cash acquired in merger                                                       957,020                --
                                                                              --------------    --------------
         Net cash used in investing activities                                   (41,862,869)       (8,716,784)
                                                                              --------------    --------------

Cash flows from financing activities:
   Net short-term bank borrowings                                                  5,860,000           350,000
   Advances from mezzanine financing, net of financing
    costs of approximately $500,000 in 2005                                       29,491,458        10,179,694
   Mortgage financing advances                                                     2,865,477                --
   Payments on capital lease obligations                                             (10,401)         (128,278)
   Distributions to minority interest members                                       (805,000)          (41,347)
   Net proceeds from sales of common stock                                        14,666,625         2,920,000
   Dividends paid                                                                    (44,340)               --
   Net proceeds from subsidiary disposition                                               --            10,467
   Repayment of debt to related parties                                           (2,948,698)         (504,546)
   Payments on notes payable - other                                                      --          (307,935)
   Advances from related parties                                                          --           154,118
                                                                              --------------    --------------
         Net cash provided by financing activities                                49,075,121        12,632,173
                                                                              --------------    --------------

Net increase in cash and cash equivalents                                          6,801,056         4,133,830
Cash and cash equivalents, beginning of year                                       5,179,582         1,045,752
                                                                              --------------    --------------

Cash and cash equivalents, end of year                                        $   11,980,638    $    5,179,582
                                                                              ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

            Cadence Resources Corporation is an independent oil and gas exploration company engaged in the exploration, acquisition, development, production and sale of natural gas. We generate most of our revenues from the production and sale of natural gas. While we do have some non-operated interest in oil wells, nearly 100% of our proved reserves consist of natural gas from our position in the Antrim Shale in Michigan. Additionally, we have a substantial leasehold position in the New Albany Shale in Indiana.

            Our current operations consist primarily of the drilling for and production of natural gas. The results of operations are determined by the difference between the natural gas price received for the gas produced, less the cost to drill, develop and produce the gas. Natural gas prices are subject to fluctuations in response to many factors such as quantities in gas storage, level of consumer demand and the worldwide political climate as well as the impact of certain weather related disasters.

      Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Cadence Resources Corporation and the entities identified below under the heading Organization and Nature of Operations, hereinafter referred to as "the Company" or "Cadence".

            All significant intercompany accounts and transactions have been eliminated in consolidation.

            As further described in Note 2, on October 31, 2005, Cadence acquired Aurora Energy, Ltd. ("Aurora") through the merger of a wholly-owned subsidiary with and into Aurora. As a result of the merger, Aurora became a wholly-owned subsidiary.

            While Cadence was the legal acquirer, the merger was accounted for as a reverse acquisition, whereby Aurora was deemed to have acquired Cadence for financial reporting purposes. This determination was based on factors including relative stock ownership and voting rights, board control, and senior management composition. Consistent with the reverse acquisition accounting treatment, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence businesses have been included in the financial statements from the date of acquisition.

            The common stock per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on October 31, 2005 for all periods presented.

      Organization and Nature of Operations

            The nature and composition of the Company's operations are as follows:

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Organization and Nature of Operations (Continued)

            Cadence Resources Corporation (formerly Royal Silver Mines, Inc.) hereinafter ("Cadence" or "the Company") was incorporated in April 1969 under the laws of the State of Utah primarily for the purpose of acquiring and developing mineral properties. The Company changed its name from Royal Silver Mines, Inc. to Cadence Resources Corporation on May 2, 2001.

            Previously, the Company had presented its financial statements on a September 30 fiscal year-end. Subsequent to the closing of the merger with Aurora, the Company changed its fiscal year-end to December 31, in order to conform with the fiscal year-end of Aurora.

            Cadence Resource Corporation's subsidiaries operations as a result of its merger with Aurora are as follows:

                  Aurora Energy, Ltd. ("Aurora") is a Nevada corporation, engaged primarily in the acquisition, development, production, exploration and sale of oil, gas and natural gas liquids. Aurora sells its oil and gas products primarily to domestic pipelines and refineries.

                  Aurora Operating, LLC ("Operating") is a limited liability company, engaged primarily in oil and gas operations and development. Operating was formed on January 1, 2000 and its term of existence extends through January 1, 2020. Operating holds certain oil and gas properties in the New Albany Shale Project. Aurora owned a 71% member interest in this entity. In December 2003, Aurora entered into an agreement to sell 20% of its member interest in Operating to an unrelated third party. This sale changed Aurora's ownership in Operating from 71% to 51%.

                  Restrictions related to this sale specify that the purchaser is not entitled to receive any cash distributions nor are they required to make any capital contributions within two years from the closing date (December 9, 2003). The agreement also includes put and call options at the same price that the 20% was initially sold for. The call option allows Aurora to purchase this interest back between December 10, 2005 and December 9, 2008. The put option allows the purchaser to sell their interest back to Aurora during the same time frame. The Company has subsequently purchased this interest back on January 31, 2006. See Subsequent Events, Note 26.

                  Aurora Antrim North, LLC ("North") is a limited liability company engaged primarily in any activity with the purpose for which the LLC may be formed. North was formed on January 18, 2001 and its term of existence extends through January 18, 2021. Aurora holds a 100% interest in North. In 2003, certain oil and gas properties were conveyed from Aurora to North in connection with mezzanine financing with Wells Fargo. This financing facility was paid in full and terminated during 2004, and Aurora entered into a new mezzanine financing arrangement, which is more fully described in Note 12.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Organization and Nature of Operations (Continued)

                  Aurora Holdings, LLC ("Holdings") is a limited liability company engaged primarily in any activity with the purpose for which the LLC may be formed. Holdings was formed on January 10, 2001 and its term of existence extends through January 10, 2021. Aurora holds a 100% interest in Holdings. Operations for Holdings for the period from inception to December 31, 2005 were insignificant.

                  Indiana Royalty Trustory, LLC ("IRT") is a limited liability company engaged primarily in investments in royalties and other financial instruments. IRT was formed on January 1, 2001 and its term of existence extends through January 1, 2021. The Company holds a 51% interest in IRT. Operations for IRT during 2005 and 2004 were insignificant.

                  Aurora Investments, LLC ("AIL") is a limited liability company formed in October 2001 to raise funds specifically earmarked for drilling of certain defined oil and gas prospects. Under the terms outlined in the private placement memorandum dated October 1, 2001, third party investors contributed 95% of the funds needed to drill a specific project and Aurora contributed 5% in the form of oil and gas properties. As manager of AIL, Aurora made key decisions relating to AIL's operations and was conveyed an additional 12.5% interest in AIL for a total membership interest of 17.5%. Once all third party investor members received 100% of their initial investment back, Aurora is to receive an additional 12.5% interest for a total member interest of 30%. AIL was consolidated into Aurora due to the control that Aurora exercised over the operations of AIL. During 2004, Aurora exchanged its 17.5% membership interests in AIL in exchange for certain working interests, which resulted in the removal of AIL from the consolidated financial statements as of December 31, 2004. While the agreement covering a potential 12.5% additional interest is still in effect, management believes the likelihood of receiving this additional interest is remote.

                  Beyer Antrim Company, LLC ("BAC") is a limited liability company formed in May 2002 to raise funds specifically earmarked for drilling of certain defined oil and gas prospects. Under the terms outlined in the private placement memorandum dated April 20, 2002, third party investors contributed 95% of the funds needed to drill a specific project and Aurora contributed 5% in the form of oil and gas properties.

                  As manager of BAC, Aurora makes key decisions relating to BAC's operations and was conveyed an additional 12.5% interest in BAC for a total membership interest of 17.5%. Once all third party investor members received 100% of their initial investment back, Aurora is to receive an additional 12.5% interest for a total member interest of 30%. BAC was consolidated into Aurora due to the control that Aurora exercised over the operations of BAC. During 2004, Aurora exchanged its 17.5% membership interests in BAC in exchange for certain working interests, which resulted in the removal of BAC from the consolidated financial statements as of December 31, 2004. While the agreement covering a potential 12.5% additional interest is still in effect, management believes the likelihood of receiving this additional interest is remote.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Organization and Nature of Operations (Continued)

                  Aurora Natural Gas Production, LLC ("ANG") is a limited liability company formed in June 2002 to raise funds specifically earmarked for drilling of certain defined oil and gas prospects. Under the terms outlined in the private placement memorandum dated May 15, 2002, third party investors contributed 95% of the funds needed to drill a specific project and Aurora contributed 5% in the form of oil and gas properties. As manager of ANG, Aurora made key decisions relating to ANG's operations and was conveyed an additional 12.5% interest in ANG for a total membership interest of 17.5%. Once all third party investor members received 100% of their initial investment back, Aurora is to receive an additional 12.5% interest for a total member interest of 30%. ANG was consolidated into Aurora due to the control that Aurora exercised over the operations of ANG. During 2004, Aurora exchanged its 17.5% membership interests in ANG in exchange for certain working interests, which resulted in the removal of ANG from the consolidated financial statements as of December 31, 2004. While the agreement covering a potential 12.5% additional interest is still in effect, management believes the likelihood of receiving this additional interest is remote.

                  BFG Holdings, LLC ("BFG") is a limited liability company engaged primarily in any activity with the purpose for which the LLC may be formed. BFG was formed on September 18, 2002 and Aurora holds a 100% interest in BFG. In 2003, certain oil and gas properties were conveyed from Aurora to BFG in connection with the reserve base financing with Texas Capital Bank, N.A. This financing vehicle has been paid in full and terminated during 2004. These properties were transferred to BFG at their net book value on the date of transfer. During 2004, BFG was closed and transferred all oil and gas properties to North at their net book value. All operations of BFG have ceased as of December 31, 2004.

                  Consolidated Exploration, LLC ("Conexco") is a limited liability company engaged primarily in the acquisition, development and sale of oil and gas leasehold interests. Conexco owns certain leasehold interests in Indiana's New Albany Shale area, including an overriding royalty in the producing Corydon fields.

                  Conexco was formed on April 4, 1994 and its term of existence extends through April 4, 2014. On January 1, 1999, Aurora purchased a 100% interest in Conexco and this entity became a wholly-owned subsidiary.

                  Indigas Energy, LLC ("Indigas") is a limited liability company engaged primarily in the acquisition, development, production and sale of oil and gas leasehold interests. Indigas owns certain leasehold interests in Indiana and Kentucky's New Albany Shale area. Indigas was formed on January 1, 1996 and its term of existence extends through January 1, 2016. On January 1, 1999, Aurora purchased a 100% interest in Indigas and this entity became a wholly-owned subsidiary.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Organization and Nature of Operations (Continued)

                  Both Conexco and Indigas received certain proceeds from the signing of an option agreement (the "Option") related to their leasehold interests. These proceeds were used to return to investors their original investment plus the agreed-upon return percentage. With all of the lease investors monies returned, operations of both entities ceased as of December 31, 2003. These entities continue to hold certain overriding royalty interests in the undeveloped leases sold under the agreement described above. Any future revenues that may result from drilling on these leases from these overriding royalty interests will be assigned directly to Aurora Energy, Ltd.

      Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates underlying these financial statements include:

            o estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and to evaluate the full cost pool in the ceiling test analysis,
            o accruals related to oil and gas revenues and lease operating expenses, and
            o estimates used in computation of our federal and state income tax liabilities.

            While we are not aware of any material revision to any of our estimates, there will likely be future revisions to our estimates as a result of changes in our joint venture agreements, working interest ownership, payouts, and reallocations by purchasers. These types of adjustments are not currently predictable and will be recorded in the period they occur.

      Oil and Gas Properties

            Aurora uses the full cost method of accounting for oil and gas properties. Prior to the merger, Cadence used the successful efforts method of accounting; however, in connection with the merger, Cadence adopted the full cost method in order to conform with Aurora's accounting principles. The adoption of the full cost method by Cadence resulted in a net increase to oil and gas properties of $774,912.

            Under the full cost method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Costs associated with production and general corporate activities are expensed in the period incurred.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Oil and Gas Properties (Continued)

            All capitalized costs of oil and gas properties, including the estimated future costs to develop proven reserves, are amortized on the unit-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

            Capitalized costs of oil and gas properties, net of accumulated amortization, are limited to the aggregate of estimated future net revenues from proven reserves, discounted at ten percent, based on current economic and operating conditions, plus the lower of cost or fair value of unproven properties. Sales of proven and unproven properties are applied to reduce the capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

      Full Cost Ceiling Test

            At the end of each reporting period, the unamortized cost of oil and gas properties is limited to the sum of the estimated future net revenues from proved properties (including future development and abandonment costs of wells to be drilled, using period-end prices, discounted at 10%, and the lower of cost or fair value of unproved properties) adjusted for related income tax effects ("Ceiling Test").

            The calculation of the Ceiling Test and provision for depreciation and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimates. Accordingly, reserves estimates are often different from the quantities of oil and gas that are ultimately recovered. Our reserves estimates are prepared in accordance with Securities and Exchange Commission guidelines and, are reviewed on an annual basis at year-end by a firm of independent petroleum engineers in accordance with standards approved by the Board of Directors of the Society of Petroleum Engineers.

            Given the volatility of oil and gas prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline from our period-end prices used in the Ceiling Test, even if only for a short period, it is possible that non-cash write-downs of oil and gas properties could occur in the future.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Capitalized Interest

            The Company capitalizes interest on debt related to expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest capitalized amounted to $1,146,084 and $329,028 during 2005 and 2004, respectively.

      Other Mineral Properties

            Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. The cost of the Company's mineral properties are included in other investments in the accompanying financial statements, as the Company has changed its focus from minerals exploration to oil and gas exploration.

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

            At December 31, 2005 and for the periods covered in the accompanying financial statements, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Cash Equivalents

            The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

      Deferred Loan Origination Costs

            Loan origination costs related to mezzanine financing obtained in late 2004 and also in 2005, as more fully described in Note 12, are deferred and are included in other assets. These costs are being amortized using the interest method over the term of the related loan. Annual amortization expense during 2006 to 2009 will be approximately $160,000.

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

            Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies' clean-up experience and data released by The Environmental
            Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured the Company records and reports an asset separately from the associated liability. At December 31, 2005 and 2004, the Company had no accrued liabilities for compliance with environmental regulations.

      Investments in Unconsolidated Subsidiaries

            The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in the results of operations as equity in income or loss of unconsolidated subsidiaries.

      Revenue Recognition

            Oil and gas sales are generally recognized at the time of extraction of product or performance of services. Revenues from service contracts are recognized ratably over the term of the contract.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Accounts Receivable

            Accounts receivable generally consist of amounts due from the sale of oil and gas products and from working interest partners for their proportionate share of expenses related to certain oil and gas projects. Accounts receivable may also include certain costs that are incurred on behalf of joint partners which are billed subsequent to the end of the reporting period.

            The Company assesses the collectibility of accounts receivable and, based on management's assessment of the current status of individual accounts, the Company accrues a reserve when it is believed that a receivable may not be collected. Losses on collection of accounts receivable have not been material and, accordingly, no allowance for doubtful accounts was considered necessary in the accompanying financial statements.

      Fair Value of Financial Instruments

            The Company's financial instruments consist primarily of cash, accounts receivable, loans receivable, accounts payable and accrued expenses and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

      Property and Equipment

            Property and equipment are stated at cost. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed. Management annually reviews these assets to determine whether carrying values have been impaired.

            Depreciation, which includes amortization of assets recorded as capital leases, is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 20 years or lease term, if shorter.

      Goodwill

            Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite useful lives not to be amortized, but written down, as needed, based on an impairment test that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. The amount of goodwill impairment, if any, is measured on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Future impairment of goodwill could result if the Company's estimated future operating cash flows are not achieved. The carrying value of goodwill at December 31, 2005 was approximately $15,973,000. No impairment loss was recorded for the year ended December 31, 2005.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Intangible Assets

            Acquired intangible assets, which consist of non-compete agreements and proprietary business relationships, are recorded at fair value. These intangible assets are amortized on a straight-line basis over a three year period. Amortization expense is estimated to be approximately $1,535,000 per year through 2007.

      Income Taxes

            Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

            Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise from temporary basis differences principally related to intangible drilling costs incurred in connection with the development of oil and gas properties, depreciation and net operating losses.

            Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

      Concentrations of Credit Risk

            Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable.

            Cash and Cash Equivalents

                  The Company's bank accounts periodically exceed federally insured limits. As of December 31, 2005 and 2004, cash in excess of FDIC limits amounted to approximately $12,310,000 and $1,055,000 respectively. The Company maintains its deposits with high quality financial institutions and, accordingly, believes that the Company is not exposed to any significant credit risk on its cash deposits.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentrations of Credit Risk (Continued)

            Accounts Receivable

                  We extend credit, primarily in the form of uncollateralized oil and gas sales and joint interest owner's receivables, to various companies in the oil and gas industry, which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly impact our overall credit risk. However, we believe that the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which we extend credit. During 2005, oil and gas sales to one customer, CIMA Energy, Ltd., were approximately 63% of total oil and gas sales.

      Minority Interest

            The minority interest at December 31, 2005 and 2004 is insignificant and is included in other asset in the accompanying consolidated balance sheets. The balance represents the minority members' share of contributed capital, income or loss and distributions.

      Reclassifications

            Certain amounts in the prior year financial statements have been reclassified to conform to current year presentations.

      Recent Accounting Pronouncements

            In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective for us on January 1, 2006 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

            In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recent Accounting Pronouncements (Continued)

            In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

            In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) will require the fair value of all stock based awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock based awards outstanding at the date of adoption. This statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact on its results from adopting SFAS No. 123(R).

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. MERGER WITH AURORA ENERGY, LTD.

      On October 31, 2005, Cadence Resources Corporation ("Cadence") acquired Aurora Energy, Ltd. ("Aurora") through the merger of a wholly-owned subsidiary with and into Aurora. As a result of the merger, Aurora became a wholly-owned subsidiary.

      The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that Aurora became a wholly-owned subsidiary of Cadence, Aurora has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", due to the following factors: (1) Aurora's stockholders received the larger share of the voting rights in the merger; (2) Aurora received the majority of the members of the board of directors; and (3) Aurora's senior management prior to the merger dominated the senior management of the combined company. As a result of the reverse acquisition, the statements of operations presented herein include the results of Aurora for the year ended December 31, 2005 and include the results of Cadence for the period from date of acquisition (November 1, 2005 through December 31, 2005). The financial information reflected in the financial statements for 2004 are comprised of the accounts and activities of Aurora.

      The definitive merger agreement was executed on January 31, 2005, whereby Cadence agreed to acquire 100% of the outstanding stock and options of Aurora. Consideration in this transaction consisted of the issuance of two shares of common stock of Cadence for every one share of outstanding stock of Aurora, and the issuance of two options for the purchase of stock in Cadence for each option outstanding of Aurora. The purchase price assigned to this transaction is equal to $41,546,351 determined as follows:

      Fair value of Cadence's common stock
        outstanding at January 31, 2005                             $ 33,951,817
      Fair value of Cadence's stock options
        outstanding at January 31, 2005                                  536,210
      Fair value of Cadence's warrants
        outstanding at January 31, 2005                                7,058,324
                                                                    ------------
          Total purchase price                                      $ 41,546,351
                                                                    ============

      The $33,951,817 was computed as 20,702,327 shares of Cadence common stock multiplied by $1.64, the market price of Cadence common stock as of January 31, 2005, the date of the definitive merger agreement.

      In recording the acquisition of Cadence, the historical balance sheet of Cadence was adjusted to the purchase price of $41,546,351 with amounts in excess of historical book value allocated among the following categories:
      (1) unproved oil and gas properties and property and equipment, (2) other investments, (3) intangible assets and (4) goodwill.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. MERGER WITH AURORA ENERGY, LTD. (Continued)

      The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company has obtained third party valuations of certain tangible and intangible assets acquired from Cadence.

      Net working capital, adjusted for Cadence operating
        activity from date of definitive merger agreement
        to October 31, 2005                                         $ 4,679,078
      Oil and gas properties and property and equipment              14,647,614
      Investments                                                     1,503,832
      Other Mineral properties                                          197,406
      Non-compete agreements                                          3,265,000
      Proprietary business relationships                              1,340,000
      Goodwill                                                       15,973,346
      Redeemable convertible preferred stock                            (59,925)
                                                                    -----------
                                                                    $41,546,351
                                                                    ===========

      The Company has followed the guidance of SFAS No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, shall not be amortized for financial accounting purposes. The Company has recognized goodwill in the amount of $15,973,346 in connection with this acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the goodwill will be reviewed periodically to determine if there has been any impairment to its value. The Company will perform an impairment test as of December 31, 2006, unless circumstances or events indicate that an impairment test should be performed sooner.

      The following unaudited condensed pro forma results of operations reflect the pro forma combination of Aurora and Cadence as if the combination had occurred at the beginning of the periods presented, compared with the historical results of operations of Aurora for the same periods.

                                                       2005                            2004
                                           ----------------------------    ----------------------------
                                            Historical      Pro Forma       Historical      Pro Forma*
                                           ------------    ------------    ------------    ------------
Oil and gas revenues                       $  6,743,444    $  8,821,869    $    960,011    $  3,501,458
Production expenses                          (2,047,028)     (2,799,504)       (614,338)       (789,174)
Net operating revenues                        4,696,416       6,022,365         345,673       2,712,284
Net loss                                       (516,272)     (4,293,053)     (1,103,711)     (7,989,175)

Net loss per common share -
basic and diluted                                 (0.01)          (0.07)          (0.05)          (0.22)

Weighted average number of common
  shares outstanding - basic and diluted     40,622,000      58,108,000      23,636,000      36,351,000

* Includes operations of Cadence for the year ended September 30, 2004

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3. ACCOUNTS RECEIVABLE (INCLUDING RELATED PARTIES)

      Accounts receivable generally consist of amounts due from the sale of oil and gas products and from joint interest billings to investors who have invested with the Company on specific oil and gas projects. Accounts receivable may be offset by royalty payments and are typically collateralized by the owner's interest in a specific oil and gas project. Potential credit losses, in the aggregate, have not been significant and have not exceeded management's expectations.

      Receivables due from related parties at December 31, 2004 amounted to $129,960, and consisted of amounts due from affiliates with common ownership for joint billings on projects which they are involved in with the Company.The amounts at December 31, 2005 were not material.

NOTE 4. NOTES RECEIVABLE (INCLUDING RELATED PARTIES)

      Notes receivable consist of the following amounts as of December 31:

                                                               2005       2004
                                                             --------   --------
Related parties:
  Unsecured notes receivable from shareholder;
  due upon demand; interest at 4.5%                          $ 15,000   $100,000

  Unsecured note receivable from a party related by
  common ownership, including interest at 6.0%
  This note was collected in full in March 2005                    --     35,096
                                                             --------   --------
                                                               15,000    135,096
                                                             --------   --------

Other:
  Secured note receivable; interest rate of 6%;
  collateralized by an assignable interest in cellular
  Tower Sites.  Payments of $35,000 are required when
  Assignor completes a sale of any tower site                 105,000         --

  Unsecured note receivable; arising from an agreement
  to provide funds to secure certain contract services
  over a two year period.  The agreement requires
  payments to be made as the party renders services to
  the Company, including interest at 6%                        83,626     81,151

Other unsecured notes; due on demand                           40,720     20,000
                                                             --------   --------
                                                              229,346    101,151
                                                             --------   --------

Total notes receivable                                       $244,346   $236,247
                                                             ========   ========

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. DEPOSIT ON PURCHASE OF OIL AND GAS PROPERTIES

      On November 30, 2005, the Company entered into a Purchase and Sale Agreement with respect to certain New Albany Shale acreage located in Indiana, commonly called the Wabash project. Pursuant to the terms of this agreement, the Company was required to deposit into escrow for the seller $3,200,000. Interest earned from November 30, 2005 through December 31, 2005 was $6,102. The total $3,206,102 is reflected in the accompanying financial statements as deposit on purchase of oil and gas properties.

      This Purchase and Sale Agreement closed on February 1, 2006. At the closing, Aurora acquired 64,000 acres of oil and gas leases from Wabash Energy Partners, L.P. and this deposit was added to the cost pool as part of the purchase price of these leasehold assets. See Subsequent Events,
      Note 26.

NOTE 6. SALE OF INTERESTS IN OIL AND GAS PROPERTIES

      The Company had the following transactions related to the sale of oil and gas properties, all of which were applied to reduce the full cost pool:

                                                             Interest    Gross
      Year     Type of Property          Description           Sold     Proceeds
      -----  -------------------  -------------------------  --------  -----------
      2005         Unproven       Various Indiana Leasehold    95%     $ 7,373,737
      2005         Unproven           Corner #1 Project        50%         344,114
      2005         Unproved        Eastview & Gaston Lshld   25-100%       259,258
      2005          Proven                 Various             <5%          18,000
                                                                       -----------
      Total                                                            $ 7,995,109
                                                                       ===========

      2004   Unproven and Proven       Antrim leasehold        80%     $ 6,433,890
      2004          Proven            Crossroads project       90%         292,132
      2004         Unproven            New Albany Shale        95%         349,829
                                                                       -----------
      Total                                                            $ 7,075,851
                                                                       ===========

      During 2004, Aurora entered into a sale agreement with an unrelated third party for $6,433,890. As part of this agreement, the third party assumed capital leases in the amount of $847,025. Further, Aurora received $1,260,576 in proceeds net of the payoff of the mezzanine facility obligation in the amount of $4,674,639 and reserve base lending obligation in the amount of $498,675 for the sale of an 80% interest in Aurora's Antrim leasehold units located in Northeast Michigan. Proceeds, net of historical cost in the amount of $7,211,916, were recorded as a reduction to the full cost pool as the reduction of capitalized costs to the oil and gas reserve were not significantly altered.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7. OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

      The Company is currently participating in oil and gas exploration and development activities on blocks of acreage in the states of Indiana, Michigan, Ohio, and Kentucky. A determination cannot be made about the extent, if any, of additional oil and gas reserves that should be classified as proven reserves in connection with these projects. Consequently, the associated property and exploration costs have been excluded in computing amortization of the full cost pool.

NOTE 8. INTANGIBLE ASSETS

      Intangible assets consist of the following as of December 31, 2005:

      Non-compete agreements                                        $  3,265,000
      Proprietary business relationships                               1,340,000
                                                                    ------------
      Total                                                            4,605,000
      Less accumulated amortization                                    1,407,083
                                                                    ------------
      Intangibles, net                                              $  3,197,917
                                                                    ============

      The intangible assets are being amortized over three years, and the future annual amortization expense is estimated to be approximately $1,535,000 through 2007.

NOTE 9. OTHER INVESTMENTS

      Other investments consist of the following at December 31:

                                                          2005           2004
                                                       ----------     ----------
      Investments in unconsolidated subsidiaries:
        Hudson Pipeline & Processing Co., LLC          $1,224,995     $  230,396
        GeoPetra Partners, LLC                            344,502             --
      Mineral properties                                  197,406             --
      Other                                                89,074             --
                                                       ----------     ----------
                                                       $1,855,977     $  230,396
                                                       ==========     ==========

      Hudson Pipeline & Processing Co., LLC ("Hudson")

            Hudson is a limited liability company that owns a facility plant, pipeline, rights-of-way and meter used by nearby Antrim wells, and processes the gas produced from those wells. North owns a 48.75% membership interest in this limited liability company until the revenues received from the pipeline facility equal 125% of the amount spent on construction of the pipeline, after which North's membership interest will be 47.5%. As of January 31, 2006, North increased its membership interest to approximately 91% pursuant to a Purchase and Sales Agreement with O.I.L. Energy Corp. See Subsequent Events, Note 26.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  OTHER INVESTMENTS (Continued)

      Hudson Pipeline & Processing Co., LLC ("Hudson") (Continued)

            Ownership for this investment is accounted for using the equity method, whereby the investment is stated at cost and adjusted for the Company's equity in undistributed earnings and loss since acquisition. The construction of the pipeline began in late 2004. Operations for Hudson for the period ended December 31, 2004 were insignificant; for 2005, the Company's allocable share of net income was $65,643.

            The following is condensed financial information concerning Hudson:

                                 Balance Sheets
                                   (Unaudited)
                                                             December 31,
                                                      --------------------------
                                                         2005            2004
                                                      ----------      ----------
      Current assets                                  $  475,906      $   43,839
      Construction projects in progress, net           2,201,946         749,223
      Other assets                                        15,592              --
                                                      ----------      ----------
        Total assets                                  $2,693,444      $  793,062
                                                      ==========      ==========

      Current liabilities                             $  240,086      $  563,009
      Member's equity                                  2,453,358         230,053
                                                      ----------      ----------
        Total liabilities and member's equity         $2,693,444      $  793,062
                                                      ==========      ==========

                            Statements of Operations
                                   (Unaudited)
                                                              Year Ended
                                                              December 31,
                                                        ------------------------
                                                           2005          2004
                                                        ----------    ----------
      Revenues                                          $  653,362    $   24,964
      Costs and expenses                                   518,989        22,565
                                                        ----------    ----------
      Operating income                                     134,373         2,399
      General and administrative                             4,279            --
                                                        ----------    ----------
      Net income before other                              130,094         2,399
      Interest income                                        2,161            --
                                                        ----------    ----------
      Net income                                        $  132,255    $    2,399
                                                        ==========    ==========

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. OTHER INVESTMENTS (Continued)

      GeoPetra Partners, LLC ("GeoPetra")

            In June 2005, the Company acquired a 30% interest in GeoPetra. GeoPetra is a limited liability company engaged primarily in the following activities (i) identification and evaluation for acquisition of oil and gas properties and interest and entities which hold such properties and interests, (ii) areas to be explored and developed for the production of oil and gas and (iii) providing consultation, advice, and recommendations to the members of GeoPetra in connection with other oil and gas properties and interests, operations and activities. GeoPetra was formed April 1, 2005.

            The Company invested a total of $485,741 in GeoPetra in 2005, and its allocable share of net loss for 2005 was ($141,239). The following is condensed financial information concerning GeoPetra:

                                  Balance Sheet
                                   (Unaudited)

      Current assets                                                  $  201,943
      Prepaid expenses                                                    48,000
      Oil and gas properties, net                                      1,186,218
      Property and equipment, net                                         48,992
                                                                      ----------
        Total assets                                                  $1,485,153
                                                                      ==========

      Current liabilities                                             $  289,130
      Members' equity                                                  1,196,023
                                                                      ----------
        Total liabilities and members' equity                         $1,485,153
                                                                      ==========

                             Statement of Operations
                         Period Ended December 31, 2005

      Operating revenues                                             $       --
      Operating costs and expenses                                      418,530
      Other expense                                                       5,187
                                                                     ----------
      Net loss                                                       $ (423,717)
                                                                     ==========

      Other Mineral Properties

            Utah Property

                  The Company has retained a 25% undivided interest in the Vipont Mine located in Northwest Utah. The Company has recorded its undivided interest at $197,406, the carrying value previously reflected by Cadence, which is considered to be equivalent to its estimated fair value.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. OTHER INVESTMENTS (Continued)

      Other Mineral Properties (Continued)

            Mineral Properties in North Idaho

                  At December 31, 2005, the Company held unpatented mining claims in the Coeur d'Alene Mining District in distinct groups called the South Galena Group, Moe Group, Rock Creek Group and Palisades Group. The Company has undertaken only minimal exploration and development work on these properties, such as general geological reconnaissance and claim-staking activities. All of these claims have previously been written off by Cadence as permanently impaired.

                  During 2005, the Company entered into a mineral lease with Gold Creek Mines, Inc. on the Gold Creek claims consisting of 27 patented and 5 unpatented mining claims. The lease is for an initial term of twenty years and so long thereafter as minerals are produced from the property. The Company is obligated to spend $50,000 during the first two years of the lease on mineral exploration activities. Additionally, during the first two years of the lease, the Company is obligated to pay advance royalty payments of $750 per month, increasing to $1,000 per month during the second two year period, and $1,500 per month thereafter. At the inception of the lease, the Company made a one time advance royalty payment of $53,000 to the lessor, which was charged to expense.

NOTE 10. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31:

                                                       2005              2004
                                                    ----------        ----------
      Office condominium building                   $3,165,382        $       --
      Furniture and fixtures                           265,115           108,047
      Office equipment                                  39,579                --
      Computer equipment                               148,601            77,509
      Software                                          85,070            11,325
      Leasehold improvements                                --            19,042
      Vehicles and other equipment                      20,171             7,050
                                                    ----------        ----------
      Total property and equipment                   3,723,918           222,973
      Less accumulated depreciation                    113,780           107,690
                                                    ----------        ----------
      Property and equipment, net                   $3,610,138        $  115,283
                                                    ==========        ==========

      On April 26, 2005, the Company entered into a Condominium Purchase agreement to purchase the entire second floor of a commercial condominium project. On October 4, 2005, the Company closed on the purchase of the office condominium property, and executed a mortgage payable in the original amount of $2,925,000 (see Note 12).

      Depreciation expense amounted to $52,703 and $28,249 during 2005 and 2004, respectively.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. LEASES (INCLUDING RELATED PARTIES)

      Oil and gas equipment which qualify as a capital lease with an original cost of $42,400 in 2004 are capitalized into the oil and gas cost pool and are amortized as part of the entire full cost pool.

      The following is a schedule of annual future minimum lease payments required under capitalized lease obligations as of December 31, 2005:

      2006                                                             $   9,960
      2007                                                                 3,292
                                                                       ---------
      Total minimum payments due                                          13,252
      Less amounts representing interest, imputed at 6.5%                  2,167
                                                                       ---------
      Present value of net minimum lease payments                         11,085
      Current portion                                                      8,823
                                                                       ---------
      Obligations under capital leases, net of current portion         $   2,262
                                                                       =========

      During 2003, the Company entered into a lease for office space under an operating lease on a month-to-month basis. The leased office space was owned by an entity which was owned one-third by one of the Company's principal shareholders and one-third by a trust in the name of another of the Company's principal shareholders. In 2004, the Company extended this lease for a 3-year term requiring monthly payments of $8,700 expiring in March 2007. Rent charged to expense during 2005 and 2004 was $95,700 and $106,800, respectively.

      The Company purchased on a commercial condominium space on October 4, 2005, as more fully described in Note 10. A settlement payment of $62,250 made in 2006 released the Company from future lease payments under the lease extension agreement.

NOTE 12. DEBT (INCLUDING RELATED PARTIES)

      Short-Term Bank Borrowings

            On October 12, 2005, the Company entered into a revolving line-of-credit agreement with a bank. Under the terms of this agreement, the Company can borrow up to a maximum of $7,500,000. Interest payments are due monthly at a rate of 6.75%. The line-of-credit agreement expires on October 15, 2006. At December 31, 2005, a balance of $6,210,000 was outstanding on the line. A payment of $2,130,000 on January 31, 2006 reduced the line of credit and the agreement was amended to a maximum line of $5,000,000. See Subsequent Events, Note 26.

            During 2004, the Company entered into an unsecured revolving line-of-credit agreement with a bank. Under the terms of this agreement, the Company was able to borrow up to a maximum of $350,000, with monthly interest payments at prime plus 1% (effective rate at December 31, 2004 of 6.0%). Subsequent to December 31, 2004, short-term borrowings in the amount of $350,000 were paid in full. The line-of-credit agreement expired on April 1, 2005.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. DEBT (INCLUDING RELATED PARTIES) (Continued)

      Long-Term Debt

            Notes Payable - Related Parties

            A summary of notes payable to related parties is as follows at December 31:

           Related Party                Rate              Due Date                2005         2004
      ----------------------        -----------   ------------------------       -------   -----------
      Affiliated entity       (1)      Prime              5/31/2005         **   $    --   $ 1,700,000
      Affiliated entity        *       6.00%              3/15/2005         **        --        86,650
      Affiliated entity        *      10.50%              5/1/2006                69,833        69,833
      Shareholder/director    (2)      9.50%              See below         **        --       400,000
      Shareholder/director    (3)      4.68%              1/1/2006          **        --        50,000
      Shareholders/directors        5.12% to 8%   From 3/15/2005 to 6/1/06  **        --       555,355
      Accrued interest                                                      **        --       156,693
                                                                                 -------   -----------

      Total notes payable - related parties                                       69,833     3,018,531
      Current portion of notes payable - related parties                          69,833     1,940,825
                                                                                 -------   -----------

      Notes payable - related parties, net of current portion                    $    --   $ 1,077,706
                                                                                 =======   ===========

            (1) This note required payments of interest monthly and also required additional payments based upon the quantity of gas extracted from certain oil and gas properties. Interest expense related to this note amounted to $93,618 in 2004.

            (2) Monthly payments were required on this note with the principal and interest determined based upon the quantity of oil and gas extracted from certain oil and gas properties. Interest expense amounted to $45,704 in 2004.

            (3) This interest rate adjusted annually based on the highest applicable federal rate (4.68% at December 31, 2004).

            *These entities are affiliated through common ownership and ultimate management control.

            **These notes were paid in full during March 2005.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. DEBT (INCLUDING RELATED PARTIES) (Continued)

      Long-Term Debt (Continued)

            Mortgage Payable

                  On October 4, 2005, the Company closed a mortgage loan from Northwestern Bank in the amount of $2,925,000. The repayment schedule is monthly interest only for three successive months starting on November 1, 2005, and beginning on February 1, 2006, principal and interest in 32 monthly payments of $21,969. The loan bears interest at the rate of 6.5% per year. The maturity date is October 1, 2008. Loan proceeds were used to purchase the condominium and to pay for interior improvements to the premises.

                  The mortgage loan is secured by the personal guaranties of three of the Company's directors. The mortgage had an outstanding balance of $2,865,477 at December 31, 2005.

            Mezzanine Financing

                  In August 2004, North entered into a $30,000,000 mezzanine credit facility to enable the Company to fund its 20%-50% share of the Michigan Antrim drilling program. On December 8, 2005, North entered into an Amended Note Purchase Agreement, increasing the borrowing base under the existing credit facility to $50 million, representing an additional $20 million available for development. The additional commitment in the five-year revolving credit facility was provided by the existing mezzanine lender, Trust Company of the West ("TCW"). The terms of this financing are as follows:

                  Facility Amount: Initially up to $30,000,000 ($50,000,000 as
                                   of December 2005) secured advancing
                                   line-of-credit with overriding royalty
                                   provisions. Initial borrowing base of
                                   $10,000,000 ($40,000,000 as of December 2005)
                                   redetermined as reserves are established accordingly.

                  Interest Rate:   11.5%

                  Maturity:        September 30, 2009

                  Use of Proceeds: To fund drilling, completion, gathering
                                   lines, and gas processing facility for
                                   certain Michigan Antrim wells.

                  Security:        100% working interest in all wells completed.

                  Payments:        Beginning September 28, 2006 and quarterly
                                   thereafter. The required payment is 75% (100% if coverage deficiency or default occurs) of Adjusted Net Cash Flow ("ANCF") determined by deducting applicable operating expenses from gross revenue.

                  On January 31, 2006, the Company entered into a new senior secured revolving credit facility of up to $100 million with a new lender (see Subsequent Events, Note 26). In this connection, the TCW facility was subordinated to the new senior credit facility.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. DEBT (INCLUDING RELATED PARTIES) (Continued)

      Long-Term Debt (Continued)

            Mezzanine Financing (Continued)

                  Interest expense related to this debt amounted to $329,028 in 2004, all of which was capitalized. Interest expense in 2005 related to this debt amounted to $2,171,389, of which $1,146,084 was capitalized.

                  The loan agreement contains, among other things, certain covenants relating to restricted payments (as defined), loans or advances to others, additional indebtedness, and incurrence of liens; and provides for the maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios).

            Maturities of Long-Term Debt

                  Aggregate maturities of long-term debt at December 31, 2005 are as follows:

      2006                                                           $   151,533
      2007                                                                86,862
      2008                                                             2,708,000
      2009                                                            40,000,000
                                                                     -----------
        Total                                                        $42,946,395
                                                                     ===========

                  The Company estimates that no principal payments on the mezzanine financing will be required until maturity because of the level of anticipated capital expenditures and the senior lending credit facility entered into on January 31, 2006 (see Subsequent Events, Note 26).

NOTE 13. DEPOSIT ON SALE OF OIL AND GAS PROPERTIES

      On November 30, 2005, after the execution of the agreement to purchase 64,000 acres of leasehold interests in the Wabash Project discussed in
      Note 5, the Company entered into a second Purchase and Sale Agreement with respect to this New Albany Shale acreage whereby the Company sold half of its interest in a combined 95,000 acre lease to New Albany-Indiana, LLC, an affiliate of Rex Energy Operating Corporation. Of these 95,000 acres, 64,000 acres were the interests acquired from Wabash Energy Partners, L.P., and 31,000 acres were acquired by Aurora in other transactions.

      Pursuant to the terms of this sales agreement, $3,500,000 was placed in escrow by the purchaser on behalf of the Company as a deposit until the closing in February 2006. Interest earned from November 30, 2005 through December 31, 2005 was $ 9,319. The total $3,509,319 is reflected in the accompanying financial statements as a deposit on sale of oil and gas properties.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On April 23, 2001, the Company's board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. During 2003, the Company issued 34,950 shares of its Class A preferred stock to investors at prices ranging from $1.50 to $2.00 per share for aggregate proceeds of $59,925. The shares are convertible to common stock at a price of $1.50 to $2.00 per share under certain terms and conditions. The shares carried a preferred dividend of 15% per annum. The Class A shares mature seven years from the date of issuance. At maturity, the Class A shares will be redeemed for cash or common stock at Cadence's option in an amount equal to the amount paid by the investors for the shares plus any accrued and unpaid dividends. If shares of common stock are to be issued at maturity, the conversion price shall be determined by the average closing bid price for the 20 trading days prior to the maturity date.

      In February 2006, a total of 23,334 shares of redeemable convertible preferred stock was converted into common stock.

NOTE 15. INCOME TAXES

      A reconciliation of the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to net income (loss) is as follows for the year ended December 31:

                                                            2005       2004
                                                         ---------    ---------
      Income tax (benefit) provision
        at the statutory rate                            $(175,500)   $(375,300)
      Increase (decrease) in allowance
        against net operating loss                         173,500      335,500
      Permanent differences/other                            2,000       39,800
                                                         ---------    ---------
          Income tax provision                           $      --    $      --
                                                         =========    =========

      The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances as of December 31 are as follows:

                                                        2005           2004
                                                    ------------   ------------
      Total deferred tax assets:
        Net operating loss carryover                $ 12,324,600   $  1,441,300
        Section 1231 carryover                           146,900             --
        Capital loss carryover                            66,000             --
        Less valuation allowance                      (2,391,700)      (635,400)
                                                    ------------   ------------
          Deferred tax assets, net                    10,145,800        805,900
      Total deferred tax liabilities:
        Excess assigned acquisition value             (4,339,000)            --
        Intangible drilling costs and other           (5,806,800)      (805,900)
                                                    ------------   ------------
          Net deferred tax assets (liabilities)     $         --   $         --
                                                    ============   ============

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. INCOME TAXES (Continued)

      Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, accordingly, a full valuation allowance has been recorded for this amount.

      The Company has net operating loss carryforwards available to offset future Federal taxable income of approximately $36,249,000, which expire from 2009 through 2025. Included in this amount is a pre-merger net operating loss carryforward incurred by Cadence of approximately $16,900,000. In addition, Cadence had pre-merger section 1231 loss carryforwards of approximately $432,000, which expire in 2006, and net capital loss carryforwards of approximately $194,000, which expire in the years 2006 through 2009.

      The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and State net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

NOTE 16. COMMON STOCK

      2005

      The Company sold 4,972,200 shares of common stock to unrelated third parties at $2.50 per share, in the first quarter of 2005. Total net proceeds from the sale of these shares after commissions and fees amounted to $11,025,000. In connection with the sale of these shares, together with the sale of certain common stock by Cadence at that same time, an affiliate of one of the Company's major shareholders was paid a commission of approximately $976,000 and was issued a warrant to purchase 1,821,000 shares of common stock for services rendered as the placement agent in the transaction. Included in accounts payable at December 31, 2005 is a balance of $50,000 due to this affiliate.

      The Company issued 10,000 shares of common stock to a director upon the exercise of options at a price of $.75 per share.

      As a result of the reverse merger, Aurora's stockholder's equity reflects the following transactions:

            Cadence returned 600,000 shares to treasury stock for 300,000 shares it held in Aurora at the time of merger which became 600,000 shares in the 2 for 1 exchange. This is reflected as a reduction to Aurora's equity.

            The total outstanding Cadence shares, at the effective date of the merger, of 21,136,327 were added to Aurora's equity.

            The company issued 2,642,500 shares of common stock upon the exercise of certain options and warrants at prices ranging from $1.25 - $1.75 per share.

            During the last quarter of 2005, certain option and warrant holders exercised their options and warrants under the cashless exercise provision within their options and warrants. This resulted in the issuance of 245,068 shares of the Company's stock.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. COMMON STOCK (Continued)

      2004

      The Company issued 49,976 shares of common stock in exchange for consulting services provided to the Company during the previous three years. The value assigned per share was contractual and was agreed to by the Company and the vendor in June, 2001. The amount expensed as a result of this exchange amounted to $41,479.

      The Company sold 1,045,000 shares of common stock to unrelated third parties at $2.50 per share, primarily in the fourth quarter of 2004. Total proceeds from the sale of these shares amounted to $2,612,500.

      The Company issued 4,800 shares of common stock as payment for consulting on the sale of the Company's common stock. The price per share used for this exchange of $2.50 was based upon comparable sales of the Company's common stock and amounted to $12,000.

      The Company issued 310,000 shares of common stock to a director upon the exercise of options at prices ranging from $.75 to $1.00 per share.

NOTE 17. PREFERRED STOCK

      During 2000, Aurora authorized 500,000 shares of Series A preferred stock with the terms and amounts set at the Board of Directors discretion. Preferred stock has liquidation preference over common stock equal to the original issue value, plus any accrued or arreared dividends.

      Each share of Series A preferred stock is voting and is convertible into three shares of common stock. During 2004, 311,111 shares of preferred stock were exchanged for 933,333 shares of the Company's common stock. The preferred shares require dividends of 6% on a cumulative basis commencing in 2001. Dividends were required to be accrued on January 1 of each year. Dividends in the amount of $127,112 were satisfied through issuance of a note payable. In early 2005, the remaining 99,350 shares of preferred stock were converted to 298,050 shares of common stock and all dividends associated with these shares were paid in full.

NOTE 18. COMMON STOCK OPTIONS

      Both Cadence and Aurora awarded stock options under plans and other arrangements in place prior to the merger. The following describes the plans that remain in place as of December 31, 2005.

      On October 1, 1997, Aurora adopted an incentive qualified stock option plan which authorized the issuance of up to 1,000,000 shares of Aurora's common stock at an option price which may not be less than 100% of the estimated fair value on the date of grant (25% effective with a January 1, 2004 amendment to the plan). The maximum term of options granted is ten years. The plan was created in an effort to retain key employees, attract new employees, obtain the services of consultants, encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. COMMON STOCK OPTIONS (Continued)

      In April 2004, Cadence adopted an incentive stock option plan as part of a larger equity incentive plan that includes non-statutory stock options, stock bonuses and restricted stock awards. The equity incentive plan provides that no more than 5,000,000 shares of stock may issued pursuant to the equity awards and option prices may not be less than 100% of the estimated fair value on the date of grant. The maximum term of options granted is ten years. The purpose of the plan is to attract and retain the services of employees, directors and consultants and promote the interests of Cadence by aligning the interests of selected eligible persons under the plan with the interests of the stockholders of the Cadence and by providing to such persons an opportunity to obtain the benefits from ownership of Cadence stock.

      Activity related to the two incentive stock option plans was as follows for the years ended December 31, 2005 and 2004:

                                                            2005         2004
                                                         ----------   ----------
      Options outstanding at beginning of year              344,000      250,000
      Granted during the year                               146,000       94,000
      Assumed upon merger:
        2 for 1 exchange of Aurora options                  490,000           --
        Cadence options                                     400,000           --
      Options exercised                                    (175,000)          --
                                                         ----------   ----------
      Options outstanding at end of year                  1,205,000      344,000
                                                         ==========   ==========

      A majority of the Company's outstanding stock options have been issued outside of the incentive stock option plans. These include options for the purchase of 99,999 shares which were issued to certain directors in 2004, as compensation in exchange for serving on Aurora's board of directors.

      Activity with respect to all stock options (including options granted under the incentive stock option plans) is presented below for the years ended December 31, 2005 and 2004:

                                                           2005                       2004
                                                 ------------------------   ------------------------
                                                                Weighted                   Weighted
                                                                 Average                    Average
                                                                Exercise                   Exercise
                                                   Shares        Price        Shares        Price
                                                 ----------    ----------   ----------    ----------
      Options outstanding at beginning of year    2,700,664    $     0.99    2,816,665    $     1.01
      Granted during the year                       156,000          3.32      193,999          0.75
      Assumed upon merger:
        2 for 1 exchange of Aurora options        2,856,664            --           --            --
        Cadence options                           1,124,349          1.79           --            --
      Options exercised                            (357,500)         1.20     (310,000)         0.99
      Forfeitures and other adjustments             (31,709)         0.43           --            --
                                                 ----------    ----------   ----------    ----------
      Options outstanding at end of year          6,448,468          0.72    2,700,664          0.99
                                                 ==========    ==========   ==========    ==========

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. COMMON STOCK OPTIONS (Continued)

      All of the above options are considered eligible for exercise as such options vest immediately upon their grant. The weighted average remaining life by exercise price as of December 31, 2005 is summarized below:

                                                          Weighted
                                             Shares        Average
                                          Outstanding    Remaining
                                              and       Contractual
      Range of Exercise Prices            Exercisable       Life
      -----------------------             -----------   -----------
      $0.25 - $0.38                        1,187,994        5.9
      $0.42 - $0.50                        1,880,000        1.3
      $0.63                                2,333,334        0.8
      $1.25 - $1.75                          718,500        5.0
      $2.00 - $2.50                          253,640        2.4
      $3.73                                   75,000        0.1
                                           ---------
                                           6,448,468
                                           =========

      The Company follows only the disclosure aspects of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Under APB 25, the exercise price of the stock options was more than the market value of the shares at the date of grant and, accordingly, no compensation cost has been recognized in the consolidated financial statements for the outstanding stock options.

      The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the years ended December 31, 2005 and 2004:

                                                      2005             2004
                                                   -----------      -----------
      Net loss available to common shareholders    $  (516,272)     $(1,133,979)

      Deduct total stock-based compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                           (298,745)         (36,746)
                                                   -----------      -----------

      Pro forma net loss                           $  (815,017)     $(1,170,725)
                                                   ===========      ===========

                                                      2005             2004
                                                   -----------      -----------
      Loss per share - basic and diluted
          As reported                              $     (0.01)     $     (0.05)
          Pro forma                                $     (0.02)     $     (0.05)

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. COMMON STOCK OPTIONS (Continued)

      The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

                                                              2005     2004
                                                             ------   -------
      Risk-free interest rate                                   4%         3%
      Expected years until exercise                            10     5 - 10
      Expected stock volatility                                41%         0%
      Dividend yield                                            0%         0%

NOTE 19. COMMON STOCK WARRANTS

      During 2003, the Company issued 212,500 shares of stock with 212,500 warrants attached, and 25,000 warrants related to a July 2002 purchase. The warrants were valued at $51,375 using the Black-Scholes Option Price calculation. The following assumptions were made in estimating fair value: risk free interest rate 5%, volatility 100%, expected life 3 years and no expected dividends. These warrants may be used to purchase 237,500 shares of the Company's common stock at $1.35 per share. The warrants remained exercisable through October 15, 2005.

      During 2004, the Company issued certain note holders warrants to purchase a total of 765,000 shares of common stock, exercisable at $4.00 per share, expiring in three years. Both the number of warrants and the exercise price are adjustable, dependent upon certain future equity transactions of the Company. The warrants were valued at $745,237 using the Black-Scholes Option Price calculation. The following assumptions were made in estimating fair value: risk-free interest rate 5%, volatility 100%, expected life 3 three years and no expected dividends. During 2005, the Company paid back the notes which were related to these warrants. As an incentive to the note holders to allow the Company to redeem the notes prematurely, the Company modified the exercise price of the warrants to $1.75. Using current Black-Scholes calculations, the Company incurred no additional charges to its financial statements with this modification.

      During 2005, the Company issued warrants to purchase a total of 14,050,000 shares of stock. These warrants were attached to 7,810,000 shares of stock which were issued for cash and debt. The warrants were valued at $3,685,875 using the Black-Scholes Option Price calculation. The following assumptions were made in estimating fair value during 2005: risk free interest rate 4%, volatility 41%, expected life 3 years and no expected dividends.

      Also during 2005, Aurora issued warrants to purchase 1,900,000 shares of stock. These warrants were attached to 4,972,200 shares which were issued for cash.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 20. OTHER INCOME

      Components of other income presented in the accompanying consolidated statements of operations are summarized as follows for the year ended December 31:

                                                        2005             2004
                                                     ----------       ----------
      Project management fees                        $  347,857       $  883,687
      Administrative fees for
      producing properties                               94,315          309,148
      Miscellaneous income                               10,449               --
                                                     ----------       ----------
         Total other income                          $  452,621       $1,192,835
                                                     ==========       ==========

NOTE 21. RETIREMENT PLAN

      The Company maintains a SIMPLE 401(k) plan for substantially all of its employees. Under this SIMPLE plan, eligible employees are permitted to contribute up to 15% of gross compensation into the retirement plan. The Company makes no matching contribution; however, the Company can make a discretionary contribution to the plan. There were no contributions to this plan in 2005 and 2004.

NOTE 22. CONTINGENCIES

      The Company is occasionally subject to various lawsuits arising in the normal course of business. In the opinion of management, the ultimate liability, if any, resulting from such matters will not have a significant effect on the Company's results of operations, liquidity, or financial position.

NOTE 23. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income
      (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2005            2004
                                                   ------------    ------------
      Basic and diluted earning (loss)per share
        Loss available to common shareholders      $   (516,272)   $ (1,133,979)
        Weighted average common shares
          outstanding                                40,622,000      23,636,000

      Basic loss per share                         $      (0.01)   $      (0.05)
                                                   ============    ============

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 23. EARNINGS (LOSS) PER SHARE (Continued)

      The common stock and per share information have been retroactively adjusted to give effect to the two-for-one exchange ratio in the reverse acquisition of and merger with Cadence on October 31, 2005.

      During 2005 and 2004, stock options and warrants and convertible preferred stock were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

NOTE 24. MINORITY INTEREST IN NET ASSETS OF SUBSIDIARIES

      The following is an analysis of changes in minority interest in net assets of subsidiaries for the year ended December 31, 2004:

      Balance at December 31, 2003                                  $ 1,685,063
      Distributions to minority members                                 (41,347)
      Income allocated to minority interest owners
        prior to disposal                                                41,243
      Disposition of subsidiary and elimination of
        minority member interest                                        (90,518)
      Transfer of member interest in subsidiary in
        exchange for working interest                                (1,578,806)
      Minority interest reclassified as other
        receivable                                                       22,452
      Net loss                                                          (38,087)
                                                                    -----------
      Balance at December 31, 2004                                  $        --
                                                                    ===========

NOTE 25. SUPPLEMENTAL CASH FLOWS INFORMATION

      Non-Cash Financing and Investing Activities

      2005

      None.

      2004

      During 2004, Aurora conveyed its entire interest totaling $338,177 in AIL, BAC and ANG back to the respective consolidated subsidiaries in exchange for oil and gas reserves in the same amount. As a result of this conveyance, Aurora no longer maintained a controlling interest in these subsidiaries. Minority interests and oil and gas properties related to this conveyance, in the amount $1,992,361, has been eliminated from these consolidated financial statements.

      Pursuant to the purchase and sale agreement with an unrelated third party more fully described in Note 6, Aurora repaid in full the mezzanine facility obligation in the amount of $4,674,639, reserve base lending obligation in the amount of $498,675 and transferred certain lease obligations in the amount of $847,025.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 25. SUPPLEMENTAL CASH FLOWS INFORMATION (Continued)

      Non-Cash Financing and Investing Activities (Continued)

            During 2004, $127,112 of cumulative dividends on convertible preferred stock were satisfied by issuance of a note payable.

      Other Cash Flows Information

            Cash paid for interest amounted to $2,258,691 and $681,025 in 2005 and 2004, respectively.

NOTE 26. SUBSEQUENT EVENTS

      Senior Secured Credit Facility

            On January 31, 2006, the Company entered into a Credit Agreement with BNP Paribas. The new facility consists of a senior secured revolving credit facility in an amount of up to $100 million, having an initial borrowing base without hedges of $40 million. The ability to increase the borrowing base beyond $50 million is subject to certain conditions in the Second Lien Notes held by TCW (see Note
            12). The proceeds from this facility are intended to be used for drilling, development, and acquisitions as well as other general corporate purposes. This facility matures the earlier of January 31, 2010 or 91 days prior to the maturity of the Second Lien Notes currently due September 2009. This facility provides for borrowings tied to prime rate or LIBOR plus 1.25 to 2.0% depending on the borrowing base utilization, as selected by the Company.

      O.I.L. Acquisition

            On January 31, 2006, the Company completed the acquisition of additional working interests in the Hudson project area (see Note
            9). The total purchase price of approximately $27,500,000 was financed under the senior secured credit facility with BNP. This acquisition increased the Company's working interest in the project area from an average of approximately 49% to 96% in the project. Additionally, pursuant to this acquisition was the purchase of 48.75% member interest in Hudson, which pipeline and production facilities related to the Hudson project. This increased the Company's member ownership from 48.75 to 97%.

      Rex/Wabash Transaction

            On February 1, 2006, the Company completed a transaction involving the acquisition of 64,000 acres of New Albany Shale acreage in the Wabash Project (see Note 5). The Company then sold half interest in its accumulated 95,000 acres to an unrelated third party, resulting in a net acreage gain to the Company.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 26. SUBSEQUENT EVENTS (Continued)

      Stock Option and Warrant Exercise

            In February 2006, the Company reported the receipt of a total of approximately $20.6 million in cash proceeds from the exercise of certain options and warrants. Approximately $18 million of this cash was received in 2006; the balance of approximately $2.6 million was received in 2005.

      Pro Forma Presentation

            The pro forma effect of these 2006 subsequent events on the Company's financial position, assuming that they had occurred as of December 31, 2005, is as follows:

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (UNAUDITED)

                                                                            2006
                                                                         Subsequent
                                                           Historical      Events       Pro Forma
                                                          ------------  ------------   ------------
      Current assets                                      $ 19,256,000  $ 15,870,000   $ 35,126,000
      Oil and gas properties, using full cost accounting    68,961,000    27,197,000     96,158,000
      Property and equipment, net                            3,610,000            --      3,610,000
      Other Investments                                      1,856,000            --      1,856,000
      Other Assets                                             762,000     2,500,000      3,262,000
      Deposit on purchase of oil and gas properties          3,206,000    (3,206,000)            --
      Goodwill and other intangibles                        19,171,000            --     19,171,000
                                                          ------------  ------------   ------------
          Total assets                                    $116,822,000  $ 42,361,000   $159,183,000
                                                          ============  ============   ============

      Current liabilities                                 $ 13,832,000  $ (2,130,000)  $ 11,702,000
      Deposit on sale of oil and gas properties              3,509,000    (3,509,000)            --
      Long-term debt                                        42,795,000    30,000,000     72,795,000
                                                          ------------  ------------   ------------
          Total liabilities                                 60,136,000    24,361,000     84,497,000

      Redeemable preferred stock                                60,000            --         60,000
      Shareholders' equity                                  56,626,000    18,000,000     74,626,000
                                                          ------------  ------------   ------------
          Total liabilities and equity                    $116,822,000  $ 42,361,000   $159,183,000
                                                          ============  ============   ============

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                   (UNAUDITED)
                                   (Continued)

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (Unaudited)
--------------------------------------------------------------------------------

Supplemental Reserve Information. The following information presents estimates of our proved oil and gas reserves. The Company retained the services of an independent petroleum consultant (Data & Consulting Services, Division of Schlumberger Technology Corporation) to estimate its proved natural gas reserves at December 31, 2005 and 2004. Included in the tables that follow are proved oil and natural gas reserves located in Michigan that were acquired as a separate property acquisition near the end of the year and proved oil and gas reserves acquired in conjunction with the reverse merger with Cadence Resources Corporation effective October 31, 2005. These acquired proved reserves were estimated by Netherland, Sewell & Associates, Inc. and Ralph E. Davis Associates, Inc., respectively. Crude oil and natural gas reserves at December 31, 2005 were estimated under the Securities and Exchange Commission ("SEC") reporting standards. Natural gas reserves at December 31, 2004 were estimated under the SEC reporting standards with the exception of operating costs assumptions. Operating costs were calculated as a monthly amount for each individual unit which amounts decline over the first eight years and remain constant thereafter.

                                                                        Natural
                                                           Oil           Gas
      Estimates of Proved Reserves                        (MBbl)        (Mmef)
      ----------------------------                        -------       -------

      Proved reserves as of December 31, 2003                  --        16,660
        Revisions of previous estimates                        --            --
        Purchases of minerals in place                         --            --
        Extensions and discoveries                             --        18,440
        Production                                             --          (151)
                                                          -------       -------
      Proved reserves as of December 31, 2004                  --        34,949
        Revisions of previous estimates                         6         5,381
        Purchases of minerals in place                        103         1,572
        Extensions and discoveries                             --        22,107
        Production                                            (10)         (688)
                                                          -------       -------
      Proved reserves as of December 31, 2005                  99        63,321
                                                          =======       =======

      Proved developed reserves:
        December 31, 2004                                      --        12,520
        December 31, 2005                                      70        45,205

The following table summarizes the weighted average year-end prices (net of basis adjustments) used to estimate reserves in accordance with SEC guidelines.

                                                              2005        2004
                                                            --------    --------
      Natural gas (per mcf)                                 $   9.89    $  6.195
      Oil (per barrel)                                      $  56.41         n/a

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                   (UNAUDITED)
                                   (Continued)

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on crude oil and natural gas reserve and production volumes estimated by the Company's independent reserve engineers. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are computed by applying year-end prices to year-end quantities of proved crude oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company's crude oil and natural gas reserves for the years ended December 31, 2005 and 2004.

                                                       2005            2004
                                                  -------------   -------------
      Future gross revenues (1)                   $ 632,058,720   $ 216,162,240
      Future production costs (2)                  (182,710,406)    (74,240,020)
      Future development costs (2)                  (15,073,590)    (13,659,320)
                                                  -------------   -------------
      Future net cash flows before income taxes     434,274,724     128,262,900
      Future income tax expense (3)                (101,521,160)    (42,167,000)
                                                  -------------   -------------
      Future net cash flows after income taxes      332,753,564      86,095,900
      Discount at 10% per annum                    (179,885,324)    (53,936,190)
                                                  -------------   -------------
      Standardized measure of discounted
        future net cash flows relating to
        proved oil and gas reserves               $ 152,868,240   $  32,159,710
                                                  =============   =============

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

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                   (UNAUDITED)
                                   (Continued)

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the changes in Standardized Measure of Discounted Future Net Cash Flows for the years ended December 31, 2005 and 2004.

                                                                   2005            2004
                                                              -------------   -------------
      Beginning balance                                       $  32,159,710   $  15,708,150
                                                              -------------   -------------

      Revisions to reserves proved in prior years:
        Net change in prices and production costs                85,425,515              --
        Net changes in future development costs                   6,299,524              --
        Net changes due to revisions in quantity estimates       33,335,739              --
        Net change in accretion of discount                     (66,761,600)             --
        Other                                                    38,137,602      (6,025,690)
                                                              -------------   -------------
      Total revisions to reserves provided in prior years        96,436,780      (6,025,690)

      New discoveries and extensions, net of future
      development and production costs                           76,487,826      12,272,113
      Purchases of minerals in place                             11,834,500              --
      Sales of oil and gas produced, net of production costs     (4,696,416)       (345,673)
      Previously estimated development costs incurred                    --      10,550,810
      Net change in income taxes                                (59,354,160)             --
                                                              -------------   -------------

      Net change in standardized measure of
      discounted cash flows                                     120,708,530      16,451,560
                                                              -------------   -------------

      Ending balance                                          $ 152,868,240   $  32,159,710
                                                              =============   =============

Capitalized Costs Related to Oil and Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company's natural gas and crude oil producing activities at December 31, 2005 and 2004.

                                                         2005            2004
                                                     -----------     -----------
      Proved properties                              $39,643,003     $ 7,585,807
      Unproved properties                             37,279,889       7,981,727
                                                     -----------     -----------
            Total oil and gas properties              76,922,892      15,567,534
      Less accumulated depreciation,
        depletion and amortization                     7,962,138         600,077
                                                     -----------     -----------
      Oil and gas properties - net                   $68,960,754     $14,967,457
                                                     ===========     ===========

      Cadence's share of equity method
        investees' net capitalized cost              $   355,865     $        --
                                                     ===========     ===========

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                   (UNAUDITED)
                                   (Continued)

Costs Incurred in Oil and Gas Producing Activities

The acquisition, exploration and development costs disclosed in the following table are in accordance with definitions in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include exploration expenses, additions to exploration wells in progress and depreciation of support equipment used in exploration activities. Development costs include additions to production facilities and equipment, additions to development wells in progress and related facilities and depreciation of support equipment and related facilities used in development activities.

The following table sets forth costs incurred related to the Company's oil and gas activities for the years ended December 31, 2005 and 2004.

                                                        2005             2004
                                                    -----------      -----------
      Property acquisition costs:
       Proved                                       $22,763,734      $ 1,932,442
       Unproved                                      16,400,997        6,836,229
      Exploration                                       781,586               --
      Development                                    29,927,619        1,782,139
                                                    -----------      -----------
          Total costs incurred                      $69,873,936      $10,550,810
                                                    ===========      ===========

      Cadence's share of equity method
        investees' costs of property
        acquisition, exploration and
        development                                 $   355,865      $        --
                                                    ===========      ===========

Results of Operations

The following table sets forth the results of operations related to natural gas activities for the Company for the years ended December 31, 2005 and 2004.

                                                       2005             2004
                                                   -----------      -----------
      Oil and gas sales                            $ 6,743,444      $   960,011
      Production and lease operating costs          (2,047,028)        (614,338)
      Depreciation and depletion                    (1,155,254)        (203,249)
                                                   -----------      -----------
      Results of producing activities              $ 3,541,162      $   142,424
                                                   ===========      ===========

These results of operations do not include a provision for income taxes due to the net operating loss carry forward available to offset taxable income during both 2005 and 2004.