Form 10QSB
period 2006-03-31
CADENCE RESOURCES CORP
filed 2006-05-18
CIK 933157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from:

      Commission file number: 000-25170

                          Cadence Resources Corporation
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
      ---------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0306609
      ---------------------------------------------------------------------
                        (IRS Employer Identification No.)

           4110 Copper Ridge Drive, Suite 100, Traverse City, MI 49684
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (231) 941-0073
      ---------------------------------------------------------------------
                           (Issuer's telephone number)

      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,685,017.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I     ..................................................................................................... 1

     ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of March 31 2006 (Unaudited) and December 31, 2005.........2-3

           Unaudited Statements of Operations for the Three Months Ended March 31, 2006 and 2005.................4

           Unaudited Statements of Shareholders' Equity for the Three Months Ended March 31, 2006................5

           Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005.................6

           Notes to Unaudited Condensed Consolidated Financial Statements........................................7

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............18

    ITEM 3.   CONTROLS AND PROCEDURES...........................................................................23

PART II    .....................................................................................................24

    ITEM 1.   LEGAL PROCEEDINGS.................................................................................24

    ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES...........................................................24

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................................................24

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................25

    ITEM 5.   OTHER INFORMATION.................................................................................25

    ITEM 6.   EXHIBITS..........................................................................................25

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

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------

                                                                             March 31,             December 31,
                                                                               2006                   2005
                                   ASSETS                                   (Unaudited)             (Audited)
                                                                           ------------           ------------
Current assets
     Cash and cash equivalents                                             $ 17,172,984           $ 11,980,638
     Accounts receivable:
        Oil and gas sales                                                     2,397,332              2,409,675
        Joint interest owners                                                 6,104,381              4,380,606
     Notes receivable
        Related party                                                            15,000                 15,000
        Other                                                                   229,346                229,346
     Prepaid expenses and other current assets                                  331,525                240,242
                                                                           ------------           ------------
Total current assets                                                         26,250,568             19,255,507
                                                                           ------------           ------------

Oil and gas properties, using full cost accounting
     Proved properties                                                       69,092,535             39,643,003
     Unproved properties                                                     49,225,334             37,279,889
     Pipelines                                                                4,832,977                     --
                                                                           ------------           ------------
Total oil and gas properties                                                123,150,846             76,922,892
Less accumulated depletion and depreciation                                   9,044,409              7,962,138
                                                                           ------------           ------------
Oil and gas properties, net                                                 114,106,437             68,960,754
                                                                           ------------           ------------
Other assets:
     Deposits on purchase of oil and gas properties                                  --              3,206,102
     Property and equipment, (net of accumulated depreciation
        of $157,150  and $113,780 respectively)                               3,715,551              3,610,138
     Goodwill                                                                15,973,346             15,973,346
     Intangibles, (net of accumulated amortization of
         $1,790,833 and $1,407,083 respectively)                              2,814,167              3,197,917
     Other investments                                                          781,313              1,855,977
     Debt issuance costs (net of accumulated amortization of
        $294,072 and $79,096 respectively)                                    2,895,629                723,993
     Other                                                                       41,156                 38,411
                                                                           ------------           ------------
Total Other Assets                                                           26,221,162             28,605,884

                                                                           ------------           ------------
Total assets                                                               $166,578,167           $116,822,145
                                                                           ============           ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


--------------------------------------------------------------------------------

                                                                             March 31,             December 31,
                                                                               2006                   2005
                   LIABILITIES AND SHAREHOLDERS' EQUITY                     (Unaudited)             (Audited)
                                                                           -------------          -------------
Current liabilities
     Accounts payable                                                      $   8,172,446          $   7,053,288
     Accrued liabilities                                                         480,634                417,291
     Short-term bank borrowings                                                4,910,000              6,210,000
     Current portion of obligations under capital leases                           8,823                  8,823
     Current portion of note payable - related party                              69,833                 69,833
     Current portion of mortgage payable                                          80,585                 72,877
     Drilling advances                                                            92,880                     --
                                                                           -------------          -------------
Total current liabilities                                                     13,815,201             13,832,112
                                                                           -------------          -------------

Deposit on sale of oil and gas properties                                             --              3,509,319
                                                                           -------------          -------------

Obligations under capital leases, net of current portion                             110                  2,262
Asset retirement obligation                                                      827,871                     --
Mortgage payable                                                               2,771,450              2,792,600
Senior secured credit facility                                                35,000,000                     --
Mezzanine financing                                                           40,000,000             40,000,000
                                                                           -------------          -------------
Total long-term liabilities                                                   78,599,431             42,794,862
                                                                           -------------          -------------
Total liabilities                                                             92,414,632             60,136,293
                                                                           -------------          -------------

Redeemable Convertible Preferred Stock                                            19,924                 59,925
                                                                           -------------          -------------
Commitments, contingencies and subsequent event

Shareholders' equity
     Common stock, $.01 par value; authorized 250,000,000 shares;
        issued and outstanding 81,530,017 shares in 2006                         815,301                615,363
         and 61,536,261 shares in 2005
     Additional paid-in capital                                               76,927,627             58,670,698
     Accumulated deficit                                                      (3,599,317)            (2,660,134)
                                                                           -------------          -------------
Total shareholders' equity                                                    74,143,611             56,625,927
                                                                           -------------          -------------
Total liabilities and shareholders' equity                                 $ 166,578,167          $ 116,822,145
                                                                           =============          =============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


--------------------------------------------------------------------------------


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               2006                   2005
                                                                           ------------           ------------
Revenues
       Oil and gas sales                                                   $  5,416,866           $    378,621
       Interest income                                                          105,658                 94,665
       Equity in loss of unconsolidated subsidiary                              (90,738)               (14,409)
       Other income                                                             151,102                231,326
                                                                           ------------           ------------
Total revenues                                                                5,582,888                690,203
                                                                           ------------           ------------
Expenses
       General and administrative                                             1,566,694                499,048
       Pipeline operating expenses                                               99,828                     --
       Production and lease operating                                         1,837,230                274,284
       Depletion, depreciation and amortization                               1,624,693                 58,477
       Interest expense                                                       1,379,159                 33,010
       Taxes                                                                      1,667                238,170
                                                                           ------------           ------------
Total expenses                                                                6,509,271              1,102,989
                                                                           ------------           ------------
Loss before minority interest                                                  (926,383)              (412,786)

Minority interest in (income) loss of consolidated subsidiaries                 (12,800)                 1,282
                                                                           ------------           ------------
Net loss                                                                   $   (939,183)          $   (411,504)

Less dividends on preferred stock                                                    --                 (1,641)
                                                                           ------------           ------------
Net loss available to common shareholders                                  $   (939,183)          $   (413,145)
                                                                           ============           ============

Net loss per common share - basic and diluted                              $      (0.01)          $      (0.01)
                                                                           ============           ============
Weighted average common shares outstanding - basic and diluted               70,265,281             34,223,310
                                                                           ============           ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        Three Months Ended March 31, 2006
                                   (Unaudited)


                                                              Common Stock            Additional                         Total
                                                              ------------              Paid-In       Accumulated    Shareholders'
                                                          Shares         Amount         Capital         Deficit         Equity
                                                          ------         ------         -------         -------         ------
Balances at December 31, 2005                          $ 61,536,261   $    615,363   $ 58,670,698    $ (2,660,134)   $ 56,625,927

Cashless exercise of options and warrants                 3,125,105         31,251        (31,251)                             --
Conversion of redeemable convertible preferred
  stock to common stock                                      23,334            233         39,768                          40,001
Stock based compensation                                                                  370,466                         370,466
Exercise of common stock options and warrants            15,375,457        153,755     17,892,645                      18,046,400
Issuance of common stock to related party
   in lieu of commission relating to exercise
   of warrants                                            1,469,860         14,699        (14,699)                             --
Net loss                                                         --             --             --        (939,183)       (939,183)
                                                       ------------   ------------   ------------    ------------    ------------

Balances at March 31, 2006                             $ 81,530,017   $    815,301   $ 76,927,627    $ (3,599,317)   $ 74,143,611
                                                       ============   ============   ============    ============    ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                                                        2006                   2005
                                                                                        ----                   ----
Cash flows from operating activities:
   Net loss                                                                        $   (939,183)           $   (411,504)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                1,624,693                  58,477
         Accretion of asset retirement obligation                                        15,237                      --
         Stock based compensation                                                       157,392                      --
         Equity in loss of non-consolidated investees                                    90,738                  14,409
         Unrealized gain on investments                                                  (1,165)                     --
         Other                                                                          (21,167)                     --
         Minority interest in income (loss) of subsidiaries                              12,800                  (1,282)
         Changes in operating assets and liabilities, net of effect of merger:
           Accounts receivable                                                       (1,479,067)               (610,825)
           Accounts receivable - related parties                                             --                  87,289
           Prepaid expenses                                                             (91,283)                (25,018)
           Accounts payable                                                             744,901                (272,580)
           Drilling advances                                                             92,880                (108,953)
           Accrued liabilities                                                           63,342                 147,497
                                                                                   ------------            ------------
              Net cash (used in) provided by operating activities                       270,118              (1,122,490)
                                                                                   ------------            ------------
Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                      10,500,000               7,373,737
   Proceeds from sale of other investments                                               10,096                      --
   Capital expenditures for oil and gas development                                 (23,531,312)             (5,775,220)
   Capital expenditures for property and equipment                                     (148,782)                (12,231)
   Payments for capitalized merger costs                                                     --                (127,579)
   Advances of notes receivable                                                              --                 (72,379)
   Payments on notes receivable, related parties                                             --                  85,000
   Purchase of Member Interest in Hudson Pipeline                                    (3,354,892)               (476,498)
   Investment in unconsolidated subsidiary                                             (250,000)                     --
   Other                                                                                (31,082)                     --
                                                                                   ------------            ------------
              Net cash (used in) provided by investing activities                   (16,805,972)                994,830
                                                                                   ------------            ------------

Cash flows from financing activities:
   Payments on short-term bank borrowings                                            (1,300,000)               (350,000)
   Advances on senior secured credit facility net of financing
       costs of $2,386,613                                                            4,997,394                      --
   Payments on mortgage obligation                                                      (13,442)                     --
   Payments on capital lease obligations                                                 (2,152)                 (2,021)
   Distributions to minority interest members                                                --                (805,000)
   Net proceeds from exercise of options and warrants                                18,046,400                      --
   Net proceeds from sales of common stock                                                                   11,025,000
   Dividends paid                                                                            --                 (44,340)
   Amounts paid to lease fund investors and other owners                                     --                  20,177
   Repayment of debt to related parties                                                      --              (2,948,698)
                                                                                   ------------            ------------
              Net cash provided by financing activities                              21,728,200               6,895,118
                                                                                   ------------            ------------
Net increase in cash and cash equivalents                                             5,192,346               6,767,458
Cash and cash equivalents, beginning of the period                                   11,980,638               5,179,582
                                                                                   ------------            ------------
Cash and cash equivalents, end of the period                                       $ 17,172,984            $ 11,947,040
                                                                                   ============            ============

Non-cash financing and investing activities:
   Oil and natural gas properties asset retirement obligation                      $    812,634            $          -
                                                                                   ============            ============
   Purchase of oil and gas working interest through bank financing                 $ 27,615,993            $          -
                                                                                   ============            ============
Supplemental disclosure of cash flow information:
   Cash paid during period for interest
     (including capitalized interest)                                              $  1,497,856            $    471,121
                                                                                   ============            ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006


NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

         Cadence Resources Corporation ("Cadence") and its wholly owned subsidiaries (sometimes referred to as "the Company") is an oil and gas company engaged in the exploration, acquisition, development, production and sale of natural gas and crude oil. It generates most of its revenue from the production and sale of natural gas. Cadence is currently focused on acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim Shale and the New Albany Shale.

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

         As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company's financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2.  BASIS OF PRESENTATION

         The financial information included herein is unaudited, except the balance sheet as of December 31, 2005, which has been derived from our audited Consolidated Financial Statements as of December 31, 2005. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2005 amounts have been conformed to the 2006 financial statement presentation.

         Certain information, accounting policies and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-QSB Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

         As a result of the reverse acquisition discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence businesses have been included in the financial statements from the date of acquisition.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


NOTE 3.  ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS

         On January 1, 2006, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, and FASB Statement No. 143 Accounting for Asset Retirement." This Interpretation clarifies that the term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimated the fair value of the obligation by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field's surface lands to ecological condition similar to that existing before oil and gas extraction began. Prior to January 1, 2006, such amount was not considered material.

         Effective January 1, 2006, the Company recorded a liability of $812,634 (an "asset retirement obligation" or "ARO") on the consolidated balance sheet and capitalized the asset retirement cost to oil and gas properties. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis within the related full-cost pool. The accretion expense is included in interest expense and the depreciation expense is included in depreciation, depletion and amortization on the condensed consolidated statement of operations.

         The change in the ARO for the three months ended March 31, 2006 is as follows:

                    Beginning balance as of January 1, 2006          $   812,634
                    Accretion expense                                     15,237
                                                                     -----------
                    Ending balance as of March 31, 2006              $   827,871
                                                                     ===========

NOTE 4.  ACCOUNTING FOR SHARE-BASED COMPENSATION

         On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expenses, based on the fair value on the date of grant, will be recognized in the financial statements over the vesting period. As a result of this change, our net loss increased by $157,392 and $213,074 was capitalized in oil and gas properties. The impact on future net income is estimated to be $160,000 recognized over the applicable requisite service period. Financial statements for 2005 have not been restated because the Company has elected to implement the change using the modified prospective method. The cumulative effect of the change is insignificant and, therefore, no one time adjustment to income is reported in the 2006 income statement.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


NOTE 5.  NEW ACCOUNTING PRONOUCEMENTS

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155, Accounting for Certain Hybrid Financial Instrument ("SFAS 155") which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations, or liquidity.

NOTE 6.  RISK MANAGEMENT ACTIVITIES

         Derivative Instruments

             The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and associated standards SFAS No. 137, SFAS No. 138, and SFAS No. 149. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

             During the three months ended March 31, 2006 and 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities. Effective April 1, 2006, the Company entered into a financial swap contract for 5,000 mcf per day at a fixed price of $8.59 per mcf covering a 12-month period.

         Financial Instruments

             The Company's financial instruments consist primarily of cash, accounts receivable, loans receivable, accounts payable and accrued expenses and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

NOTE 7.  ACQUISITIONS AND DISPOSITIONS

         2006-Hudson Pipelines and Processing Co., L.L.C.

         On January 31, 2006, Aurora Antrim North, L.L.C. ("North"), a wholly-owned subsidiary of Aurora, completed the acquisition of oil and gas leases, working interests, and interests in related pipelines and production facilities that are located in the Hudson Township area of the Michigan Antrim gas play. The interests acquired are collectively referred to as the Hudson Properties. In addition, the interests in the related pipelines and production facilities were acquired through a membership interest in Hudson Pipelines and Processing Co., L.L.C. ("HPPC"). North previously owned a working interest in the properties and membership interest in HPPC. This acquisition increased North's working interest in the Hudson Properties from an average of 49% to 96% and increased the membership interest in HPPC from 48.75% to 90.94%.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


         The total purchase price for the Hudson Properties and HPPC was $27,500,000 subject to certain adjustments provided for in the purchase agreement. North also acquired an additional 2.5% membership interest in HPPC effective January 1, 2006 which increased the membership interest to 93.44%.

         With these increases in membership interest in HPPC, effective January 1, 2006 HPPC was consolidated as a subsidiary into the Company's accompanying financial statements. Converting from the equity method to consolidation resulted in the inclusion of the following balances and transactions in the Company's accompanying financial statements.

         The following is condensed financial information concerning HPPC:

                  Balance Sheet as of December 31, 2005:

                              Current Assets                     $       475,906
                              Pipelines (net)                          2,201,946
                              Other assets                                15,592
                                                                 ---------------
                                                                 $     2,693,444
                                                                 ===============

                              Current Liabilities                $       240,086
                              Members' Equity                          2,453,358
                                                                 ---------------
                                                                 $     2,693,444
                                                                 ===============

                  Results of operations for three months ended March 31, 2006:

                              Transportation Income              $       303,912
                              Interest Income                                580

                              Costs & Expenses                           140,758
                                                                 ---------------

                              Net Income                         $       163,734
                                                                 ===============


         Transportation income of $183,157 was offset in an elimination entry related to inter-company post production expense, thus reducing the Company's post production costs by $183,157.

         2006-Wabash Project

         On February 2, 2006, Aurora closed on two Purchase and Sales Agreements with respect to certain New Albany Shale acreage located in Indiana, commonly called the Wabash project. Aurora acquired 64,000 acres of oil and gas leases from Wabash Energy Partners, L.P. for a purchase price of $11,840,000. Aurora then sold half its interest in a combined 95,000 acre lease position in the Wabash project to New Albany-Indiana, LLC ("New Albany"), an affiliate of Rex Energy Operating Corporation for a sale price of $10,500,000. Internal funds of Aurora were used to pay the net transaction cost of these transactions.

         2005-New Albany

         On January 3, 2005, El Paso Corporation exercised an option to purchase 95% of the working interest in approximately 90,000 acres in the New Albany Shale. As result of this transaction, Aurora received gross proceeds in the amount of $7,373,737. After deducting a distribution to subsidiary members of $805,000 and an additional $1,000,000 set aside for the subsidiary's share of anticipated future drilling expense, approximately $5,500,000 of net proceeds was retained by Aurora.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


NOTE 8.  DEBT

             Short-Term Bank Borrowings

                On October 12, 2005, the Company entered into a $7.5 million revolving line-of-credit agreement with Northwestern Bank for general corporate purposes. On January 31, 2006, the credit availability on this line of credit was reduced to $5.0 million to meet the requirements of the senior secured credit facility. To secure this line of credit, a Company executive officer pledged certain shares of Cadence common stock under his control. Interest is Wall Street Prime with interest payable monthly in arrears. Principal is payable at the expiration of the line of credit, October 15, 2006. For the three months ended March 31, 2006 interest expense was $106,626.

             Note Payable - Related Parties

                As of March 31, 2006, the Company is indebted under a note payable to a minority member of Indiana Royalty Trustory, L.L.C., an affiliated company, in the amount of $69,833. The interest rate is 10.5% per year. The maturity date is May 1, 2006.

             Mortgage Payable

                On October 4, 2005, the Company entered into a mortgage loan from Northwestern Bank in the amount of $2,925,000 for the purchase of an office condominium and associated interior improvements. The security for this mortgage is the office condominium real estate, plus personal guaranties of three of the Company's officers. The payment schedule is monthly interest only for the first three months starting on November 1, 2005, and beginning on February 1, 2006, principal and interest in 32 monthly payments of $21,969. The interest rate is 6.5% per year. The maturity date is October 1, 2008. For the three months ended March 31, 2006, interest expense was $52,465.

             Mezzanine Financing

                On December 8, 2005, the Company entered into an Amended Note Purchase Agreement, to increase its five-year mezzanine credit facility with Trust Company of the West ("TCW") from $30 million to $50 million for the Michigan Antrim drilling program. The borrower is North. Upon closing of the BNP senior secured credit facility discussed below, TCW now holds a second lien position in the Michigan Antrim natural gas properties. The interest rate is fixed at 11.5% per year, calculated and payable in arrears. Beginning September 28, 2006 and quarterly thereafter, the required principal payment is 75% (100% if coverage deficiency or default occurs) of Adjusted Net Cash Flow ("ANCF") determined by deducting applicable operating expenses and capital expenditures from gross revenue. The maturity date is September 30, 2009. The borrowing base is impacted by, among other factors, the fair value of the Company's natural gas reserves that are pledged to TCW. Changes in the fair value of the natural gas reserves are caused by changes in prices for natural gas, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could reduce the borrowing base as the Company may not be able to meet certain facility covenants.

                The mezzanine credit facility contains, among other things, certain covenants relating to restricted payments (as defined), loans or advances to others, additional indebtedness, and incurrence of liens; and provides for the maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios).

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


                For the three months ended March 31, 2006, interest expense for the mezzanine credit facility was $1,200,972 of which $400,774 was capitalized. For the three months ended March 31, 2005 interest expense was $281,111, all of which was capitalized.

             Senior Secured Credit Facility

                On January 31, 2006, the Company entered into a senior secured credit facility with BNP Paribas for drilling, development, and acquisitions as well as other general corporate purposes. The borrower is North. The initial borrowing base is $40 million without hedges. As proved reserves are added, this borrowing base may increase to $50 million without TCW consent, and $100 million with TCW consent. A required semi-annual reserve report may result in an increase or decrease in credit availability. The security for this facility is a first lien position in certain Michigan Antrim assets; a guarantee from Aurora; and a guarantee from Cadence secured by a pledge of its stock in Aurora. This facility matures the earlier of January 31, 2010 or 91 days prior to the maturity of the mezzanine credit facility. This facility provides for borrowings tied to prime rate or LIBOR plus 1.25 to 2.0% depending on the borrowing base utilization, as selected by the Company. For the three months ended March 31, 2006, interest expense was $392,230.

                As of March 31, 2006, the Company was not in compliance with the interest coverage covenant under the terms of this facility. BNP issued a waiver of the interest coverage ratio and agreed to amend the terms of the facility to allow the Company to use an alternative calculation for the remainder of 2006, until there is adequate revenue history to insure the Company can meet this covenant.

             Maturities of Long-Term Debt

                Aggregate maturities of long-term debt at March 31, 2006 are as follows:

                                     2006              $      159,241
                                     2007                      63,560
                                     2008                   2,708,000
                                     2009                  75,000,000
                                                       --------------
                                    Total              $   77,930,801
                                                       ==============


                The Company estimates that no principal payments on the mezzanine financing will be required until maturity because of the level of anticipated capital expenditures and the senior secured credit facility entered into on January 31, 2006.

NOTE 9.  COMMON STOCK

         From late December 2005 through early February 2006, the Company reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a six-month lock up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, an additional 19,970,422 shares were issued during the three months ended March 31, 2006 representing 15,375,457 shares issued for cash proceeds of $18,046,400, and 4,594,956 shares issued pursuant to cashless exercises of the applicable warrants or options. In December 2005 an additional 2,160,000 shares were issued for cash proceeds of $2,916,000.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


NOTE 10. COMMON STOCK OPTIONS

         At December 31, 2005, the Company had two stock-based compensation plans, which are more fully described in Note 18 in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         On March 16, 2006, the Company's Board of Directors adopted an incentive stock option plan as part of a larger equity incentive plan (the "2006 Stock Incentive Plan") that also provides for non-statutory stock options, stock bonuses and restricted stock awards. The stockholders are scheduled to vote on the Plan at the annual meeting of the stockholders scheduled for May 19, 2006. The purpose of the Plan is to promote the interests of the Company by aligning the interests of employees (including directors and officers who are employees) of the Company, consultants and non-employee directors of the Company and to provide incentives for such persons to exert maximum efforts for the success of the Company and affiliates. The 2006 Stock Incentive Plan provides that no more than 8,000,000 shares of stock may be issued in equity awards under the plan, the exercise price for incentive stock options shall not be less than 100% of fair market value on the date of grant, and unless otherwise determined by the Board, the exercise price for non-statutory stock options shall be not less than 100% of fair market value on the date of grant. The maximum term of options granted is 10 years.

         Activity related to the three stock option plans (2006 Stock Incentive Plan, 2004 Equity Incentive Plan and the 1997 Stock Option Plan) was as follows for three months ended March 31, 2006 and 2005:

                                                                   2006           2005
                                                                -----------    -----------
           Options outstanding at beginning of period            1,205,000         344,000
           Options granted                                         370,000              --
           Options forfeited and other adjustments                 (80,266)             --
           Options exercised                                       (84,734)             --
                                                                -----------    -----------
           Options outstanding at end of period                  1,410,000         344,000
                                                                ===========    ===========

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


         A majority of the Company's outstanding stock options have been issued outside of the incentive stock option plans. Activity with respect to all stock options (including options granted under the incentive stock option plans) is presented below for three months ended March 31, 2006 and 2005:


                                                               2006                             2005
                                                   ------------------------------    ---------------------------
                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                                       Exercise                       Exercise
                                                      Shares            Price          Shares          Price
                                                   --------------     -----------    -----------     -----------
         Options outstanding at beginning of           6,448,468      $     0.72      2,700,664      $     0.99
         period
         Options granted                                 370,000            4.33                             --
         Options exercised                           (3,297,926)            0.65                             --
         Forfeitures and other adjustments                39,734            3.06             --              --
                                                   --------------                    -----------
         Options outstanding at end of period          3,560,276      $     1.12      2,700,664      $     0.99
                                                   ==============                    ===========
         Exercisable at end of period                  3,360,276      $     0.97
                                                   ==============
         Intrinsic Value                             $15,226,092

         The weighted average remaining life by exercise price as of March 31, 2006 is summarized below:

                         Range of              Outstanding         Average       Exercisable       Average
                      Exercise Prices             Shares            Life           Shares           Life
                  ------------------------    ---------------    -----------    -------------    -----------
                  $0.25 - $0.38                      967,996        4.1              967,996        4.1
                  $0.50 - $0.75                    1,580,000        2.7            1,580,000        2.7
                  $1.35 - $1.75                      592,000        5.4              592,000        5.4
                  $2.45 - $2.55                      170,280        5.0               80,280        3.4
                  $3.55 - $4.60                       50,000        6.5                   --         --
                  $5.19 - $5.50                      200,000        5.2              140,000        5.0
                                              ---------------                   -------------
                                                   3,560,276        3.8            3,360,276        3.7
                                              ===============                   =============

         Starting in 2006, the Company accounts for the fair value of its grants under the plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment". The compensation cost that has been charged against income for the plans was $157,392 and the cost capitalized in oil and gas properties was $213,0740 for 2006. Prior to 2006, the Company applied Accounting Principles Board Opinion
         (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Under APB 25, the exercise price of the stock options was more than the market value of the shares at the date of grant and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


         The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the three months ended March 31, 2005:


                                                                                           2005
                                                                                        ----------
              Net loss available to common shares                                       $ 413,145

              Deduct total stock-based compensation expense determined under
              fair value based method for all awards, net of relaxed tax effects               --
                                                                                        ----------

              Pro forma net loss                                                        $ 413,145
                                                                                        ==========

                                                                                           2005
                                                                                        ----------
              Loss per share - basic and diluted
                       As reported                                                      $   (0.01)
                       Pro forma                                                        $   (0.01)

         The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

                                                           2006          2005
                                                        ----------    ----------

                   Risk-free interest rate                     4%             --
                   Expected years until exercise               10             --
                   Expected stock volatility                  41%             --
                   Dividend Yield                              0%             --


NOTE 11. COMMON STOCK WARRANTS

         The following table provides information related to stock warrant activity for the three months ended March 31, 2006:

                                                          Number of Shares
                                                        Underlying Warrants
                                                      -----------------------
          Outstanding at beginning of the period                  19,697,500
          Granted                                                         --
          Exercised under early exercise program                 (14,395,319)
          Exercised                                               (2,277,177)
          Forfeited                                                 (945,504)
                                                                   ---------
          Outstanding at the end of the period                     2,079,500
                                                                   =========

         As of March 31, 2006, these common stock warrants had an average remaining contractual life of 2.64 years and weighted average exercise price per share of $1.71.

                 CADENCE RESOURCES CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATD FINANCIAL STATEMENTS
                           March 31, 2006 (continued)


NOTE 12. NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share are computed by dividing net income
         (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

         During the three months ended March 31, 2006 and 2005, stock options and convertible preferred stock were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

NOTE 13. SUBSEQUENT EVENT

         Pending Acquisition

         On May 9, 2006, North signed a letter of intent with a third party to acquire oil and gas leases, working interests, and interests in related pipelines and production facilities that are located in the Michigan Antrim. This encompasses two projects that are still in development, but already are generating some production. North has until June 15, 2006 to conduct due diligence on these assets and the acquisition is contingent on the bank group review and approval. North contemplates closing the transaction on or before June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with management's discussion and analysis contained in our 2005 Annual Report on Form 10-KSB, as well as the consolidated financial statement and notes hereto included in this quarterly report on Form 10-QSB. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events. For additional risk factors affecting our business, see the information in Item 1A in our 2005 Annual Report on Form 10-KSB and subsequent filings.

OVERVIEW

         We are an independent oil and gas company engaged in the exploration, acquisition, development, production and sale of natural gas and crude oil. We generate most of our revenues from the production and sale of natural gas. We are currently focused on acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim Shale and the New Albany Shale.

         As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the our financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

         On October 31, 2005, Cadence acquired Aurora through the merger of a wholly-owned subsidiary with and into Aurora. As a result of the merger, Aurora became a wholly-owned subsidiary. The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that Aurora became a wholly-owned subsidiary of Cadence, Aurora has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". As a result, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence businesses have been included in the financial statements from the date of acquisition.

RESULTS OF OPERATION

Operating Statistics

The following table represents significant operating statistics for the following periods:

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                      2006              2005
                                                 ---------------    ------------
Acreage Acquired
     Michigan  Antrim  Shale net acres                     7,125         (9,573)
     New Albany Shale net acres                          102,920       (131,411)
     Other net acres                                         204            435

Total Acreage Held
     Michigan Antrim Shale net acres                      85,288         45,965
     New Albany Shale net acres                          374,810         83,076
     Other net acres                                       4,435          3,111

Number of Wells Drilled
     Michigan - net wells producing                         0.92           1.90
     Michigan - net wells waiting hookup                    8.73           4.37
     Indiana - net wells producing                            --             --
     Indiana - net wells waiting hookup                     1.69           0.10

Total Number of  Producing Wells
     Net producing                                        131.28          30.63
     Net waiting hookup                                    54.89          25.36

Production:
     Natural gas (mcfs)                                  594,346         53,368
     Crude oil (bbls)                                      6,602          1,452

Average daily production:
     Natural gas (mcfs)                                    6,604            592
     Crude oil (bbls)                                         73             16

Average sales prices
     Natural gas (mcfs)                               $     8.49     $     5.83
     Crude oil (bbls)                                      56.27          46.42

Total revenue                                         $5,582,888     $  690,203
Production revenue
     Natural gas                                      $5,045,383     $  311,221
     Crude oil                                           371,483         67,400

Production expense per mcfe                           $     2.90     $     4.42

Number of employees                                           44             27

Revenues

         We generate revenue primarily from the production and sale of oil and gas. Total revenues for the three months ended March 31, 2006 were $4,892,685 higher than the total revenues for the three months ended March 31, 2005, a 709% increase. Production revenues for the three months ended March 31, 2006 increased by approximately $5,038,245 from the three months ended March 31, 2005, a 1,331% increase. This increase was due to the ramping up of production from new wells put on line during 2005 and early 2006, acquisition of additional working interest in Hudson properties and the producing assets from the Cadence reverse merger. In addition, favorable market prices of gas and oil were realized.

         Our oil and gas product sales for the three months ended March 31, 2006 and March 31, 2005 were generated primarily from the Hudson properties located in Michigan. Our production revenue in the first quarter of 2006 was generated from the sale of 594,346 net mcf of natural gas at an average price of $8.49 per mcf from wells in the Michigan Antrim and 6,604 barrels of oil at an average price of $56.27 per barrel primarily from non-operated working interests held by the Company prior to the reverse merger in wells located in Michigan, Texas, Kansas and New Mexico.

Expenses

         Our expenses break into six general categories: General and Administrative; Pipeline Operating Expenses, Production and Lease Operating; Depletion, Depreciation and Amortization; Interest Expense; and Taxes.

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

         Our general and administrative expenses for the three months ended March 31, 2006 increased $1,067,646, or 214%, from the three months ended March 31, 2005 due to the increased consulting fees associated with legal and accounting services related to SEC filings as well as increased staffing to accommodate our continued growth in land acquisitions, drilling programs and to meet SEC filing requirements. In addition, stock-based compensation of $157,392 was recorded due to the adoption of FASB 123R.

         Production and lease operating expenses for the three months ended March 31, 2006 increased $1,562,946 compared to the three months ended March 31, 2005. This increase was due to new wells being added during the first quarter of 2006 as well as additional producing wells acquired during 2005. This increase of 570% in production costs is offset by the 1331% increase in related production revenue from the first quarter of 2005 to the first quarter of 2006.

         Depletion, depreciation and amortization expense for the three months ended March 31, 2006 increased $1,566,216 from the three months ended March 31, 2005, or 2,678%, due to the increased production assets of approximately $61.0 million as wells that were placed into production and costs transferred from unproven properties to proven properties. In addition, there was an increase in depletion rates associated with the producing assets associated with the Cadence's reverse merger, since these assets relate to reserves with shorter lives than the Michigan Antrim Shale.

         Interest expense for the three months ended March 31, 2006 increased $1,346,149, or 4,078%, from the three months ended March 31, 2005. This increase is due to significantly higher utilization of debt to continue our growth pattern of acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim Shale and the New Albany Shale. This included a $30 million increase in borrowing under the mezzanine financing and additional $35 million in borrowing under the new senior credit facility.

         Taxes recorded in the three months ended March 31, 2006 and 2005 were $1,667 and $238,170, respectively. This 99% decrease resulted from a state income tax accrual computed with information available as of March 31, 2005 and subsequently reversed at December 31, 2005 based upon final tax review. The accrual was related to the January 2005 sale of 95% working interest to El Paso in certain New Albany Shale acreage.

CAPITAL RESOURCES AND LIQUIDITY

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

         Our drilling and development budget for 2006 is approximately $45 million. We plan to continue our Antrim drilling program with a goal of participating in the drilling of over 150 gross wells, 75 to 100 net wells (depending on our average working interest) during 2006. We also plan to drill and test the New Albany Shale project in 2006, with a goal of participating in the drilling of over 50 gross wells, 25 net wells during 2006. In addition to our drilling and development program, during 2006 we plan to continue securing additional acreage in both the Michigan Antrim Shale and the New Albany Shale. Our budget for lease acquisitions in 2006 is $15 million which is comparable to lease acquisitions in 2005.

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

Financing Arrangements

         Borrowings under the TCW credit facility as of March 31, 2006 were $40 million with available borrowing capacity of $10 million. The borrower is Aurora Antrim North, L.L.C., a wholly owned subsidiary of Aurora. TCW holds a second lien position in our Michigan Antrim natural gas properties. The interest rate is fixed at 11.5% per year, calculated and payable in arrears. Additional consideration includes a 4% overriding royalty interest net to our interest in all our existing oil and gas leases in Alcona, Alpena, Charlevoix, Cheboygan, Montmorency and Otsego Counties in the State of Michigan.

         The TCW borrowing base is subject to semi-annual re-determination and certain other re-determinations based upon several factors. The borrowing base is impacted by, among other factors, the fair value of our gas reserves that are pledged to TCW. Changes in the fair value of our oil and gas reserves are caused by changes in prices for natural gas and crude oil, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could reduce our borrowing base as we may not be able to meet certain facility covenants. The TCW loan agreement prohibits the declaration or payment of dividends and contains certain covenants. As of March 31, 2006, we were in compliance with all of the applicable covenants.

         On January 31, 2006, we entered into a $100 million senior secured credit facility with BNP Paribas ("BNP"). The borrower is Aurora Antrim North, L.L.C. The initial borrowing base under this facility is $40 million. As proved reserves are added, this borrowing base may increase to $50 million without TCW consent, and $100 million with TCW consent. A required semi-annual reserve report may result in an increase or decrease in credit availability. At the closing, we drew $30 million in loan proceeds, most of which were used to fund the acquisition of the Hudson project and related financing costs. At March 31, 2006, our total borrowings under this facility were $35.0 million with available borrowing capacity of $15 million. The security for this facility is a first lien position in certain Michigan Antrim assets; a guarantee from Aurora; and a guarantee from Cadence secured by a pledge of its stock in Aurora.

         Our interest rate alternatives on the BNP credit facility are either
(i) prime or (ii) LIBOR plus 1.25-2.0% depending upon how much of the credit availability has been advanced. Interest payments on prime loans are paid quarterly in arrears on the last day of March, June, September and December. Interest payments on LIBOR loans are paid in arrears on the last date of the term of the LIBOR period selected, but no less frequently than every three months. Principal is payable at maturity with the maturity date defined as the earlier of January 31, 2010 or 91 days prior to the maturity of the TCW Second Lien Notes, which are currently due on September 30, 2009 (assuming the TCW Second Lien Notes are not prepaid). As of March 31, 2006, BNP issued a waiver of the interest coverage ratio as we were not in compliance with this ratio. Further BNP agreed to amend the terms of the facility to allow us to use an alternative calculation for the remainder of 2006, so that there is adequate revenue history to compute this ratio.

         In 2005 we established a $7.5 million revolving line of credit with Northwestern Bank for general corporate purposes. On January 31, 2006, the credit availability on this line of credit was reduced to $5 million to meet the requirements of the BNP facility. To secure this line of credit, one of our officers pledged certain of the shares of Cadence common stock under his control. Interest is Wall Street Prime (initially 7.250% per year). Interest is payable monthly in arrears. Principal is payable at maturity, October 15, 2006.

         On October 4, 2005 we secured a loan in the amount of $2,925,000 for the purchase of an office condominium. The security for this loan is a mortgage on the office condominium real estate, plus personal guarantees of three of our officers. The interest rate is 6.5%. Payments began February 1, 2006, with 32 monthly payments of principal and interest in the amount of $21,969. The maturity date is October 1, 2008.

         From late December 2005 through early February 2006, the Company reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a six-month lock up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, an additional 19,970,422 shares were issued during the three months ended March 31, 2006 representing 15,375,457 shares issued for cash proceeds of $18,046,400, and 4,594,956 shares issued pursuant to cashless exercises of the applicable warrants or options. In December 2005 an additional 2,160,000 shares were issued for cash proceeds of $2,916,000.

         As of March 31, 2006 and December 31, 2005, our total capitalization was as follows:

                                          March 31, 2006    December 31, 2005
                                          --------------    -----------------
Short term bank borrowings                 $  4,910,000       $  6,210,000
Obligations under capital lease                   8,933             11,085
Related party notes payable                      69,833             69,833
Mortgage payable                              2,852,035          2,865,477
Mezzanine financing                          40,000,000         40,000,000
Senior secured credit facility               35,000,000                 --
                                           ------------       ------------
     Total Debt                              82,840,801         49,156,395
                                           ============       ============
Stockholders' equity                         74,143,611         56,625,927
                                           ------------       ------------
      Total Capitalization                 $156,984,412       $105,782,322
                                           ============       ============

Cash Flows Activities

         We generated $270,118 in net cash from operations in the first quarter of 2006, and $(1,122.491) in net cash used from operations in the first quarter of 2005. The increase from 2006 from 2005 is the due to increased revenues generated from increased production and gas prices as discussed above in the Results of Operations. We expect this revenue trend to continue into the second quarter of 2006 as our drilling program ramps up in the Michigan Antrim.

         Cash flows provided by investing activities for the first quarter of 2006 and 2005 include $10,500,000 and $7,373,737, respectively of proceeds received from sales of working interest and project interests pursuant to joint ventures with Rex Energy Operating Corporation and El Paso Corporation, respectively.

         Capital expenditures for our development activities in the first quarter of 2006 were focused in two areas, with approximately $45,532,348 used for drilling in the Michigan Antrim Shale, and $5,614,957 used to acquire leases located primarily in Michigan and Indiana. This activity in the first quarter of 2006 represents an 886% increase in expenditures from the first quarter of 2005. Capital expenditures for our development activities in the first quarter of 2005 were focused in two areas, with approximately $ 3,661,572 used for drilling in the Michigan Antrim Shale, and $2,113,650 used to acquire leases located primarily in Michigan and Indiana.

         Cash flows provided by financing activities for the first quarter of 2006 include $32,613,387 senior lending borrowing, net of $2,386,613 financing costs, and $18,046,400 of proceeds received from exercise of common stock options and warrants which was offset by pay-down of $1,300,000 in short-term bank borrowings. Cash flows provided by financing activities for the first quarter of 2005 include $11,025,000 of proceeds received from sales of common stock which was offset by pay-off of $2,948,698 of certain related-party notes and distributions of $805,000 to minority interest members for their proportionate share of the El Paso sales proceeds.

RECENT ACCOUNTING PRONOUNCEMENTS

         Reference is made to Note 5 to the Financial Statements included elsewhere in this filing for a description of certain recently issued accounting pronouncements. We do not expect any of such recently issued accounting pronouncements to have a material effect on our consolidated financial position or results of operations.

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

Ceiling Test

         Companies that use the full cost method of accounting for oil and gas properties are required to perform the ceiling test each quarter. The ceiling is an impairment test performed as prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is the after-tax value of the future net cash flows from proved natural gas and crude oil reserves discounted at 10% per annum. This ceiling is compared to the net book value of the oil and gas properties and reduced by the related net deferred income tax liability and asset retirement obligations. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the ceiling, impairment or non-cash write down is required. A charge to income for impairment could give us a significant loss for a particular period. However, future depletion expense would be reduced.

         The ceiling test is affected by a decrease in net cash flow from reserves due to higher operating or capital costs or reduction in market prices for natural gas and crude oil. These changes can reduce the amount of economically producible reserves. Based upon the December 31, 2005 reserve reports, we were not required to record a charge for impairment during the three months ended March 31, 2006.

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

         At December 31, 2005, we had net deferred tax assets calculated at an expected rate of 34% of approximately $10,145,800. Because we cannot determine to what extent we will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has not been reflected in our consolidated financial statements.

ITEM 3.   CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Except as discussed below, they have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

         In the course of reviewing our first quarter financial reports, our auditors noted that we had not given accounting recognition to the stock option grants authorized and approved in the March 16, 2006 Unanimous Written Consent of Directors. These grants were for a total of 370,000 shares, of which the grants for 140,000 shares vested immediately, requiring immediate recognition of compensation for those shares. The March 31, 2006 financial statements have been modified to account for all of the stock option grants.

         Our principal executive and principal financial officer have concluded that the failure of responsible parties to communicate on a timely basis the granting of these stock options to our employees who are responsible for determining and recording the accounting implications of these option grants is a material weakness. Under applicable professional standards, a material weakness is defined as a significant deficiency that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

         To remediate this material weakness, we have added staff responsible for tracking our equity and equity grants, and have put temporary procedures in place to improve the communication processes. We are developing more permanent policies and procedures to remediate this weakness that we plan to implement during the second quarter 2006.


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

         Our management is unaware of any threatened or pending material legal claims or procedures of a non-routine nature.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

         During the period from January 1, 2006 through March 31, 2006, we issued 19,993,756 shares of our common stock to various holders of our outstanding warrants and options. With respect to some of these warrant and option exercises, we reduced the exercise price for a limited period of time in order to encourage their early exercise. Each holder who took advantage of the reduced exercise price was required to pay the exercise price in cash and execute a six-month lock-up agreement with respect to the shares issued in the exercise. In connection with certain of these warrant exercises, we paid a commission to Sunrise Securities Corporation, an affiliate of Nathan Low (a shareholder of Cadence) in the amount of $1,534,697. This entire amount was used by Mr. Low to exercise certain of our outstanding warrants, which are included in the foregoing total of shares issued in warrant and option exercises. Some of the warrant and option exercises were paid for with cash, and some were exercised using a net issue election pursuant to which some option shares were forfeited to pay for the shares issued.

         Of the 19,993,756 shares issued, 5,756,149 shares were registered for issuance by the Company in the S-4 Registration Statement declared effective by the SEC on September 22, 2005, and the remaining 14,237,607 shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         We did not repurchase any of our outstanding equity securities during the quarter ending March 31, 2006.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the stockholders was held on February 9, 2006. The following matters were voted upon.

         o Change the name of the corporation from Cadence Resources Corporation to Aurora Oil & Gas Corporation, to be effective on the date the corporation is admitted for listing to the American Stock Exchange.

              Votes were cast as follows:     Favor        -    35,291,688
                                              Opposed      -    619
                                              Abstain      -    8,359
                                              Non votes    -    638,150

              In anticipation of the listing on the American Stock Exchange, the name change has been submitted for filing with the State of Utah.

         o Ratify Article II, Section 6 of the existing Bylaws permitting stockholders to take action in writing without a formal meeting.

              Votes were cast as follows:     Favor        -    29,690,972
                                              Opposed      -    24,516
                                              Abstain      -    30,315
                                              Non votes    -    1,193,013

         o Increase the number of authorized shares of common stock from 100,000,000 to 250,000,000 shares.

              Votes were cast as follows:     Favor        -    35,588,388
                                              Opposed      -    145,253
                                              Abstain      -    205,174
                                              Non votes    -    1

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS

         3.1      Restated Articles of Incorporation of Cadence Resources
                  Corporation. (Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on
                  March 31, 2006.)
         3.2      Bylaws of Cadence Resources Corporation (Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on
                  December 9, 2005).
         4.1      Articles of Amendment to Articles of Incorporation, relating to the Class A Preferred Stock (Filed as an exhibit to our
                  Form 10-KSB for the fiscal year ended September 30, 2003,
                  filed with the SEC on January 13, 2004.
         31.1*    Rule 13a-14(a) Certification of Principal Executive Officer.
         31.2*    Rule 13a-14(a) Certification of Principal Financial and
                  Accounting Officer.
         32.1*    Section 1350 Certification of Principal Executive Officer.
         32.2*    Section 1350 Certification of Principal Financial and
                  Accounting Officer.

*Filed with this report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

                                   CADENCE RESOURCES CORPORATION


Date:  May 18, 2006                By: /s/ William W. Deneau
                                       -----------------------------------------
                                       William W. Deneau, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ Lorraine M. King
                                       -----------------------------------------
                                       Lorraine M. King, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)