Form 10QSB
period 2006-06-30
Aurora Oil & Gas CORP
filed 2006-08-07
CIK 933157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from:

      Commission file number: 000-25170

                          Aurora Oil & Gas Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
       -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0306609
       -----------------------------------------------------------------
                        (IRS Employer Identification No.)

           4110 Copper Ridge Drive, Suite 100, Traverse City, MI 49684
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (231) 941-0073
       -----------------------------------------------------------------
                           (Issuer's telephone number)

                          Cadence Resources Corporation
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,025,017.

         Transitional Small Business Disclosure Format (Check one):
 Yes [ ] No |X|

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------
                                                                           Page
                                                                           ----

PART I     ................................................................. 1

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm..............2

        Condensed Consolidated Balance Sheets as of June 30, 2006
              (Unaudited) and December 31, 2005............................3-4

        Unaudited Statements of Operations for the Three Months and
               Six Months Ended June 30, 2006 and 2005.......................5

        Unaudited Statement of Shareholders' Equity for the Six Months
               Ended June 30, 2006 ..........................................6

        Unaudited Statements of Cash Flows for the Six Months Ended
               June 30, 2006 and 2005........................................7

        Notes to Unaudited Condensed Consolidated Financial Statements...... 8

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................20

    ITEM 3.  CONTROLS AND PROCEDURES........................................31

PART II    .................................................................31

    ITEM 1.  LEGAL PROCEEDINGS..............................................31

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES........................31

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................31

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............32

    ITEM 5.  OTHER INFORMATION..............................................32

    ITEM 6.  EXHIBITS.......................................................32

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aurora Oil & Gas Corporation
Traverse City, Michigan

We have reviewed the accompanying condensed consolidated balance sheet of Aurora Oil & Gas Corporation and Subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 and 2005, shareholders' equity for the six month period ended June 30, 2006, and cash flows for the six month periods ended June 30, 2006 and 2005. These consolidated interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aurora Oil & Gas Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
August 7, 2006

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   June 30,       December 31,
                                                                     2006             2005
ASSETS                                                           (Unaudited)        (Audited)
                                                               -------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $   3,594,953    $  11,980,638
     Accounts receivable
         Oil and gas sales                                         2,189,886        2,409,675
         Joint interest owners                                     6,401,514        4,380,606
     Notes receivable
         Related party                                                50,720           35,720
         Other                                                       236,626          208,626
     Drilling advances                                               988,734               --
     Prepaid expenses and other current assets                       328,770          240,242
     Short-term derivative instruments                               962,015               --
                                                               -------------    -------------
            Total current assets                                  14,753,218       19,255,507
                                                               -------------    -------------

PROPERTY AND EQUIPMENT:
     Oil and gas properties, using full cost accounting:
         Proved properties                                        79,213,485       39,643,003
         Unproved properties                                      33,791,338       37,279,889
         Properties held for sale                                 21,365,575               --
         Less: accumulated depletion and amortization            (10,072,195)      (7,962,138)
                                                               -------------    -------------
            Total oil and gas properties, net                    124,298,203       68,960,754
     Pipelines                                                     4,831,358               --
     Other property and equipment                                  3,943,612        3,723,918
     Less: accumulated depreciation                                 (359,973)        (113,780)
                                                               -------------    -------------
            Total property and equipment, net                    132,713,200       72,570,892
                                                               -------------    -------------

OTHER ASSETS:
     Deposits on purchase of oil and gas properties                       --        3,206,102
     Goodwill                                                     15,973,346       15,973,346
     Intangibles (net of accumulated amortization of
         $2,174,583 and $1,407,083, respectively)                  2,430,417        3,197,917
     Other investments                                               934,606        1,855,977
     Debt issuance costs (net of accumulated amortization of
        $462,242 and $79,096, respectively)                        2,731,396          723,993
     Other                                                                --           38,411
                                                               -------------    -------------
            Total other assets                                    22,069,765       24,995,746
                                                               -------------    -------------

TOTAL ASSETS                                                   $ 169,536,183    $ 116,822,145
                                                               =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  June 30,         December 31,
                                                                                    2006              2005
                                                                                 (Unaudited)        (Audited)
                                                                               -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                          $  10,062,326    $   7,053,288
     Accrued liabilities                                                              42,604          417,291
     Short-term bank borrowings                                                       10,000        6,210,000
     Current portion of obligations under capital leases                               7,173            8,823
     Current portion of note payable - related party                                      --           69,833
     Current portion of mortgage payable                                              81,902           72,877
     Drilling advances                                                               622,537               --
     Deposit on sale of oil and gas properties                                            --        3,509,319
                                                                               -------------    -------------
             Total current liabilities                                            10,826,542       17,341,431
                                                                               -------------    -------------
LONG-TERM LIABILITIES:
     Obligations under capital leases, net of current portion                             --            2,262
     Asset retirement obligation                                                   1,013,329               --
     Mortgage payable                                                              2,751,495        2,792,600
     Senior secured credit facility                                               40,000,000               --
     Mezzanine financing                                                          40,000,000       40,000,000
                                                                               -------------    -------------
             Total long-term liabilities                                          83,764,824       42,794,862
                                                                               -------------    -------------
             Total liabilities                                                    94,591,366       60,136,293
                                                                               -------------    -------------
COMMITMENTS, CONTINGENCIES AND
     SUBSEQUENT EVENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
     Authorized 20,000,000 shares; outstanding 11,650 shares in 2006
         and 34,950 shares in 2005                                                    19,924           59,925
                                                                               -------------    -------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; authorized 250,000,000 shares; issued and outstanding 81,965,017 shares in 2006 and
         61,536,261 shares in 2005                                                   819,651          615,363
     Additional paid-in capital                                                   77,757,502       58,670,698
     Accumulated other comprehensive income                                          962,015               --
     Accumulated deficit                                                          (4,614,275)      (2,660,134)
                                                                               -------------    -------------
             Total shareholders' equity                                           74,924,893       56,625,927
                                                                               -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 169,536,183    $ 116,822,145
                                                                               =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
REVENUES:
     Oil and gas sales                          $  5,524,354    $    719,285    $ 10,941,220    $  1,097,906
     Interest income                                 138,556          71,245         244,214         165,910
     Equity in (loss) gain of
        unconsolidated subsidiary                    (67,976)         26,806        (158,714)         12,397
     Other income                                    194,694         118,285         596,999         349,611
                                                ------------    ------------    ------------    ------------
           Total revenues                          5,789,628         935,621      11,623,719       1,625,824
                                                ------------    ------------    ------------    ------------

EXPENSES:
     General and administrative                    1,676,019         627,348       3,242,713       1,126,396
     Pipeline operating expenses                     107,695              --         284,201              --
     Production and lease operating                1,573,821         378,200       3,411,051         652,957
     Depletion, depreciation and amortization      1,614,449          59,027       3,024,166         102,227
     Interest expense                              1,970,019         189,067       3,564,154         237,354
     Taxes                                            27,694              --          29,361         237,697
                                                ------------    ------------    ------------    ------------
           Total expenses                          6,969,697       1,253,642      13,555,646       2,356,631
                                                ------------    ------------    ------------    ------------
LOSS BEFORE MINORITY INTEREST                     (1,180,069)       (318,021)     (1,931,927)       (730,807)

MINORITY INTEREST IN LOSS
     OF SUBSIDIARIES                                  (5,119)         (7,472)        (17,919)         (6,190)
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $ (1,185,188)   $   (325,493)   $ (1,949,846)   $   (736,997)
                                                ============    ============    ============    ============
NET LOSS PER COMMON SHARE -
     BASIC AND DILUTED                          $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                                ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED              81,693,808      38,092,366      76,011,115      36,157,838
                                                ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Shares          Amount
                                                                                ------------    ------------
COMMON STOCK:
         Balance, beginning                                                       61,536,261    $    615,363
         Cashless exercise of common stock options and warrants                    3,280,105          32,801
         Conversion of redeemable convertible preferred stock to common stock         23,334             233
         Exercise of common stock options and warrants                            15,565,457         155,655
         Issuance of common stock to related party                                    90,000             900
         Issuance of common stock to related party in lieu
             of commission relating to exercise of warrants                        1,469,860          14,699
                                                                                ------------    ------------
         Balance, end                                                             81,965,017         819,651
                                                                                ------------    ------------
ADDITIONAL PAID-IN CAPITAL:
         Balance, beginning                                                                       58,670,698
         Cashless exercise of common stock options and warrants                                      (32,801)
         Conversion of redeemable convertible preferred stock to common stock                         39,768
         Stock-based compensation                                                                    757,442
         Exercise of common stock options and warrants                                            17,988,794
         Issuance of common stock to related party                                                   348,300
         Issuance of common stock to related party in lieu of
             commission relating to exercise of warrants                                             (14,699)
                                                                                                ------------
         Balance, end                                                                             77,757,502
                                                                                                ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
         Balance, beginning                                                                               --
         Unrealized gains on derivative instrument                                                 1,754,365
         Reclassification of gain on derivative instrument                                          (792,350)
                                                                                                ------------
         Balance, end                                                                                962,015
                                                                                                ------------
ACCUMULATED DEFICIT:
         Balance, beginning                                                                       (2,660,134)
         Dividends accrued                                                                            (4,295)
         Net loss                                                                                 (1,949,846)
                                                                                                ------------
         Balance, end                                                                             (4,614,275)
                                                                                                ------------
TOTAL SHAREHOLDERS' EQUITY                                                                      $ 74,924,893
                                                                                                ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                      ----------------------------
                                                                                          2006            2005
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                                             $ (1,949,846)   $   (736,997)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation, depletion and amortization                                              3,024,166         117,504
   Amortization of debt issuance costs                                                     383,422              --
   Accretion of asset retirement obligation                                                 36,989              --
   Stock-based compensation                                                                392,149              --
   Equity in loss of non-consolidated entities                                             158,714         (12,397)
   Other                                                                                   (20,950)             --
   Minority interest in loss of subsidiaries                                                17,919           6,190
   Changes in operating assets and liabilities, net
     Accounts receivable                                                                (1,568,754)         65,667
     Accounts receivable - related party                                                        --         (10,792)
     Drilling advances                                                                    (988,734)             --
     Prepaid expenses                                                                      (88,528)        (36,752)
     Accounts payable                                                                    2,634,781         126,333
     Drilling advances                                                                     622,537        (143,807)
     Accrued liabilities                                                                   (16,959)        165,080
                                                                                      ------------    ------------
       Net cash provided by (used in) operating activities                               2,636,906        (459,971)
                                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for oil and gas development                                    (42,459,080)    (14,447,849)
   Capital expenditures for property and equipment                                        (219,694)       (105,677)
   Proceeds from sale of oil and gas properties                                         10,500,000       7,373,737
   Proceeds from sale of other investments                                                  13,096              --
   Payments for capitalized merger costs                                                        --        (263,092)
   Advances of notes receivable                                                            (30,000)        (72,379)
   Advances of notes receivable - related parties                                          (30,000)             --
   Payments received on notes receivable - related parties                                  17,000          85,000
   Purchase of member interest in Hudson Pipelines and Processing Co., L.L.C.             (162,108)       (501,956)
   Investment in unconsolidated subsidiary                                                (475,000)        (14,000)
                                                                                      ------------    ------------
      Net cash used in investing activities                                            (32,845,786)     (7,946,216)
                                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term bank borrowings (payments)                                                (6,200,000)       (350,000)
   Advances on senior secured credit facility, net of financing costs of $2,386,613      9,997,394              --
   Advances on mezzanine financing, net of financing costs of $150,000                          --       9,850,000
   Payments on mortgage obligation                                                         (32,080)             --
   Payments on notes payable - related party                                               (69,833)     (2,948,698)
   Payments on capital lease obligations                                                    (3,912)         (4,068)
   Distributions to minority interest members                                                   --        (805,000)
   Net proceeds from sales of common stock                                                      --      11,025,000
   Net proceeds from exercise of options and warrants                                   18,144,449              --
   Dividends paid on preferred stock                                                       (12,823)        (44,340)
   Other                                                                                        --          20,177
                                                                                      ------------    ------------
      Net cash provided by financing activities                                         21,823,195      16,743,071
                                                                                      ------------    ------------
Net (decrease) increase in cash and cash equivalents                                    (8,385,685)      8,336,884
Cash and cash equivalents, beginning of the period                                      11,980,638       5,179,582
                                                                                      ------------    ------------
Cash and cash equivalents, end of the period                                          $  3,594,953    $ 13,516,466
                                                                                      ============    ============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Oil and natural gas properties asset retirement obligation                         $    976,343    $         --
                                                                                      ============    ============
   Purchase of oil and gas working interest through senior secured credit facility    $ 27,615,993    $         --
                                                                                      ============    ============
   CASH PAID FOR INTEREST                                                             $  3,430,225    $    632,500
                                                                                      ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements

                  AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

         Effective May 11, 2006, Cadence Resources Corporation ("Cadence") and its wholly owned subsidiaries ("the Company") amended its articles of incorporation to change the parent company name to Aurora Oil & Gas Corporation ("AOG"). AOG is an oil and gas company engaged in the exploration, acquisition, development, production and sale of natural gas and crude oil. AOG generates most of its revenue from the production and sale of natural gas. The Company is currently focused on acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim Shale and the New Albany Shale of Indiana and Kentucky.

         On October 31, 2005, AOG (formerly Cadence) acquired Aurora Energy, Ltd. ("Aurora") through the merger of a wholly owned subsidiary with and into Aurora. As a result of the merger, Aurora became a wholly-owned subsidiary. The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that Aurora became a wholly-owned subsidiary of AOG (formerly Cadence), Aurora has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", due to the following factors: (1) Aurora's stockholders received the larger share of the voting rights in the merger; (2) Aurora received the majority of the members of the board of directors; and (3) Aurora's senior management prior to the merger dominated the senior management of the combined company.

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

NOTE 2.  BASIS OF PRESENTATION

         The financial information included herein is unaudited, except the balance sheet as of December 31, 2005, which has been derived from our audited consolidated financial statements as of December 31, 2005. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. Certain amounts as reported in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

         Certain information, accounting policies and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

         As a result of the reverse acquisition discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence businesses have been included in the financial statements from the date of acquisition. The common stock per share information in the condensed consolidated financial statements for the three months and six months ended June 30, 2005 and related notes have been retroactively adjusted to give effect to the reverse merger on October 31, 2005.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS

         On January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," and FASB Statement No. 143 "Accounting for Asset Retirement." This Interpretation clarifies that the term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimated the fair value of the obligation by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field's surface lands to ecological condition similar to that existing before oil and gas extraction began. Prior to January 1, 2006, such amount was not considered material.

         Effective January 1, 2006, the Company recorded a liability of $812,634 (an "asset retirement obligation" or "ARO") on the consolidated balance sheet and capitalized the asset retirement cost to oil and gas properties. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. The accretion expense is included in interest expense and the depreciation expense is included in depreciation, depletion and amortization on the condensed consolidated statement of operations.

         The change in the ARO for the six months ended June 30, 2006 is as follows:

              Balance as of January 1, 2006                     $   812,634
              Accretion expense                                      15,237
                                                                -----------
              Balance as of March 31, 2006                          827,871
                                                                -----------
              Additions                                             263,026
              Revisions                                             (99,317)
              Accretion expense                                      21,749
                                                                -----------
              Balance as of June 30, 2006                       $ 1,013,329
                                                                ===========

NOTE 4.  RECENT ACCOUNTING PRONOUCEMENTS

         In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instrument" which eliminates the exemption from applying SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Management believes the adoption of this standard will not have a material impact on the consolidated financial position, results of operations, or liquidity.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         In February 2006, the FASB issued Financial Staff Position ("FSP") No. FAS 123(R)-4 "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee's control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. The Company adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.

         In April 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)," which requires the use of a "by design" approach for determining whether an interest is variable when applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity ("VIE"), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. The Company will adopt the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. The Company does not expect the adoption of this FSP to have a material impact on results of operations or financial position.

         In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company currently is assessing the impact of Interpretation No. 48 on results of operations and financial position.

NOTE 5.  RISK MANAGEMENT ACTIVITIES

         Derivative Instruments

         In order to reduce exposure to fluctuations in the price of natural gas, the Company will periodically enter into financial instruments with a major financial institution. The Company has entered into a swap instrument in order to hedge a portion of its production. The purpose of the swap is to provide a measure of stability to the Company's cash flow in meeting financial obligations while operating in a volatile gas market environment. The derivative reduces the Company's exposure on the hedged volumes to decreases in commodity prices and limits the benefit the Company might otherwise receive from any increases in commodity prices on the hedged volumes.

         The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment for changes in fair value as specified in SFAS No. 133 is dependent upon whether or not a derivative instrument is designated as hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as gas revenue. If this hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Effective April 1, 2006, the Company entered into financial swap contract for 5,000 MMBtu per day at a fixed price of $8.59 per MMBtu covering a 12-month period. For the six months ended June 30, 2006, the Company has recognized in Accumulated Other Comprehensive Income, net unrealized gain of $962,015 on a swap contract that has been designated as a cash flow hedge on forecasted sales of natural gas. The balance is expected to be reclassified into earnings within the next nine months. The Company has also recorded as of June 30, 2006, a corresponding short-term derivative instrument asset totaling $962,015 in Current Assets. In addition, for six months ended June 30, 2006, the Company recorded a $792,350 net gain in earnings from hedging activities (included in oil and gas revenues).

         For the six months ended June 30, 2005, the Company had no derivative instruments to manage price risk on its natural gas production.

         On July 14, 2006, the Company entered into another financial swap contract for 5,000 MMBtu per day at a fixed price of $9.00 per MMBtu for the period from April 1, 2007 through December 31, 2008.

         Financial Instruments

         The Company's financial instruments consist primarily of cash, accounts receivable, loans receivable, accounts payable, accrued expenses and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

NOTE 6.  ACQUISITIONS AND DISPOSITIONS

         2006-Hudson Pipeline and Processing Co., L.L.C.

         On January 31, 2006, Aurora Antrim North, L.L.C. ("North"), a wholly-owned subsidiary of Aurora, completed the acquisition of oil and gas leases, working interests, and interests in related pipelines and production facilities that are located in the Hudson Township area of the Michigan Antrim gas play. The interests acquired are collectively referred to as the Hudson Properties. In addition, the interests in the related pipelines and production facilities were acquired through a membership interest in Hudson Pipeline and Processing Co., L.L.C. ("HPPC"). North previously owned a working interest in the properties and membership interest in HPPC. This acquisition increased North's working interest in the Hudson Properties from an average of 49% to 96% and increased the membership interest in HPPC from 48.75% to 90.94%.

         The total purchase price for the Hudson Properties and HPPC was $27,500,000 subject to certain adjustments provided for in the purchase agreement. North also acquired an additional 2.5% membership interest in HPPC effective January 1, 2006 which increased the membership interest to 93.44%.

         With these increases in membership interest in HPPC, effective January 1, 2006 HPPC was converted from the equity method to being consolidated as a subsidiary in the Company's accompanying financial statements.

         2006-Wabash Project

         On February 2, 2006, Aurora closed on two Purchase and Sale Agreements with respect to certain New Albany Shale acreage located in Indiana, commonly called the Wabash project. Aurora acquired 64,000 acres of oil and gas leases from Wabash Energy Partners, L.P. for a purchase price of $11,840,000. Aurora then sold half its interest in a combined 95,000 acre lease position in the Wabash project to New Albany-Indiana, L.L.C. ("New Albany"), an affiliate of Rex Energy Operating Corporation, for a sale price of $10,500,000. Internal funds of Aurora were used to pay the net transaction cost of these transactions.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         2005-New Albany

         On January 3, 2005, El Paso Corporation exercised an option to purchase 95% of the working interest in certain New Albany Shale acreage in Indiana. As result of this transaction, Aurora received gross proceeds in the amount of $7,373,737. After deducting a distribution to subsidiary members of $805,000 and an additional $1,000,000 set aside for the subsidiary's share of anticipated future drilling expense, approximately $5,500,000 of net proceeds was retained by Aurora.

         2005- Geopetra Partners, L.L.C. Investment

         In June 2005, the Company acquired a 30% interest in Geopetra Partners, L.L.C. ("Geopetra") for $14,000. Geopetra is a limited liability company engaged primarily in the following activities (i) identification and evaluation for acquisition of oil and gas properties and interest and entities which hold such properties and interests,
         (ii) areas to be explored and developed for the production of oil and gas and (iii) providing consultation, advice and recommendations to the members of Geopetra in connection with other oil and gas properties and interests, operations and activities. Geopetra was formed April 1, 2005.

NOTE 7.  DEBT

         Short-Term Bank Borrowings

         On October 12, 2005, the Company entered into a $7.5 million revolving line-of-credit agreement with Northwestern Bank for general corporate purposes. On January 31, 2006, the credit availability on this line of credit was reduced to $5.0 million to meet the requirements of the senior secured credit facility (as described below). To secure this line of credit, a Company executive officer pledged certain shares of AOG common stock under his control. The interest rate is Wall Street prime with interest payable monthly in arrears. Principal is payable at the expiration of the line of credit, October 15, 2006. As of June 30, 2006, Northwestern Bank reduced the revolving line-of-credit by $90,000 for outstanding letters of credit (as described in Note 13 "Contingencies and Commitments"). Interest expense for the three and the six months ended June 30, 2006 was $106,626 and $178,454, respectively.

         Note Payable - Related Parties

         Through May 1, 2006, the Company was indebted under a note payable to a minority member of Indiana Royalty Trustory, L.L.C., an affiliated company, in the amount of $69,833. The interest rate was 10.5% per year. The note payable matured on May 1, 2006 and was paid in full.

         Mortgage Payable

         On October 4, 2005, the Company entered into a mortgage loan from Northwestern Bank in the amount of $2,925,000 for the purchase of an office condominium and associated interior improvements. The security for this mortgage is the office condominium real estate, plus personal guaranties of three of the Company's officers. The payment schedule is monthly interest only for the first three months starting on November 1, 2005, and beginning on February 1, 2006, principal and interest in 32 monthly payments of $21,969 with one principal and interest payment of $2,733,994 on October 1, 2008. The interest rate is 6.5% per year. The maturity date is October 1, 2008. Interest expense for the three months and the six months ended June 30, 2006 was $52,465 and $99,734, respectively.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Mezzanine Financing

         On December 8, 2005, the Company entered into an Amended Note Purchase Agreement, to increase its five-year mezzanine credit facility with Trust Company of the West ("TCW") from $30 million to $50 million for the Michigan Antrim drilling program. The borrower is North. Upon closing of the BNP Paribas ("BNP") senior secured credit facility discussed below, TCW now holds a second lien position in the Michigan Antrim natural gas properties. The interest rate is fixed at 11.5% per year, calculated and payable in arrears. Beginning September 28, 2006 and quarterly thereafter, the required principal payment is 75% (100% if coverage deficiency or default occurs) of Adjusted Net Cash Flow ("ANCF") determined by deducting applicable operating expenses and capital expenditures from gross revenue. The maturity date is September 30, 2009. The borrowing base is impacted by, among other factors, the fair value of the Company's natural gas reserves that are pledged to TCW. Changes in the fair value of the natural gas reserves are caused by changes in prices for natural gas, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could reduce the borrowing base as the Company may not be able to meet certain facility covenants.

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

         Pursuant to the mezzanine financing arrangement, North conveyed to TCW a 4% overriding royalty interest net to North's interest, in all of North's existing oil and gas leases in the counties of Alcona, Alpena, Charlevoix, Cheboygan, Montmorency and Otsego in the State of Michigan. Additionally, North is required to convey a 4% overriding royalty interest, net to its interest, in any new leases acquired in these counties while the loan is outstanding.

         For the three months ended June 30, 2006, interest expense for the mezzanine credit facility was $1,150,139 of which $154,748 was capitalized. For the three months ended June 30, 2005 interest expense was $360,110 of which $175,556 was capitalized.

         For the six months ended June 30, 2006, interest expense for the mezzanine credit facility was $2,351,111 of which $555,522 was capitalized. For the six months ended June 30, 2005 interest expense was $641,221 of which $456,667 was capitalized.

         Senior Secured Credit Facility

         On January 31, 2006, the Company entered into a senior secured credit facility with BNP for drilling, development, and acquisitions as well as other general corporate purposes. The borrower is North. The initial borrowing base is $40 million without hedges. As proved reserves are added, this borrowing base may increase to $50 million without TCW consent, and $100 million with TCW consent. A required semi-annual reserve report may result in an increase or decrease in credit availability. The security for this facility is a first lien position in certain Michigan Antrim assets; a guarantee from Aurora; and a guarantee from AOG secured by a pledge of its stock in Aurora. This facility matures the earlier of January 31, 2010 or 91 days prior to the maturity of the mezzanine credit facility. This facility provides for borrowings tied to prime rate or LIBOR plus 1.25 to 2.0% depending on the borrowing base utilization, as selected by the Company. For the three months ended June 30, 2006, interest expense was $714,167 of which $91,455 was capitalized. For the six months ended June 30, 2006, interest expense was $1,106,397 of which $91,455 was capitalized.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         On July 14, 2006, the senior secured credit facility was amended in two respects. The credit availability was increased to $50 million. In addition, the trailing 12-month interest coverage ratio covenant was amended to defer the testing until the fourth quarter of 2006, and to provide for a reduced ratio for that quarter. The latter amendment was intended to correct a previous error in the covenant, which failed to account for the fact that the acquisition of the Hudson Properties (as describe in Note 6 "Acquisitions and Dispositions") in the first quarter of 2006 would not have a full trailing 12 months of cash flow included in the financial statements until the first quarter of 2007. This amendment supersedes the waiver BNP issued regarding the interest coverage covenant for first quarter of 2006.

         The senior secured credit facility contains, among other things, certain covenants relating to restricted payments (as defined), loans or advances to others, additional indebtedness, and incurrence of liens; and provides for the maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios).

NOTE 8.  COMMON STOCK

         From late December 2005 through early February 2006, the Company reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a six-month lock up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, an additional 20,315,422 shares were issued during the six months ended June 30, 2006 representing 15,565,457 shares issued for cash proceeds of $18,144,449, and 4,749,965 shares issued pursuant to cashless exercises of the applicable and other warrants or options. In December 2005 an additional 2,160,000 shares were issued for cash proceeds of $2,916,000.

         In June 2006, an officer of the Company was issued 30,000 shares for services provided in 2005. Compensation expense related to this activity was recorded in 2005.

         Additionally in June 2006, two directors of the Company were issued 30,000 shares each for their services provided to Aurora Energy, Ltd. as Board members prior to the merger with Cadence. Compensation expense related to this activity was recorded in 2005.

NOTE 9.  STOCK-BASED COMPENSATION

         On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. Among other items, SFAS No. 123R eliminates the use of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the financial statements over the vesting period.

         For the three months ended June 30, 2006, the Company recorded stock-based compensation of $386,976 under the 2006 Stock Incentive Plan (as described in Note 10 "Common Stock Options") and a certain employment agreement (as described in Note 13 "Contingencies and Commitments"). Of that amount, $234,757 has been included in general and administrative expense on the consolidated statement of operations and $152,219 has been capitalized in oil and gas properties.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         For the six months ended June 30, 2006, the Company recorded stock-based compensation of $757,442 under the 2006 Stock Incentive Plan (as described in Note 10 "Common Stock Options") and a certain employment agreement (as described in Note 13 "Contingencies and Commitments"). Of that amount, $392,149 has been included in general and administrative expense on the condensed consolidated statement of operations and $365,293 has been capitalized in oil and gas properties. The impact on future net income is estimated to be $4,538,193 recognized over the applicable requisite service period of approximately three years.

         Prior to 2006, the Company applied APB No. 25 and related interpretations in accounting for its plans. Under APB 25, the exercise price of the stock options was more than the market value of the shares at the date of grant and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the six months ended June 30, 2005:

                                                                            2005
                                                                        -----------
         Net loss                                                       $  (736,997)
         Deduct total stock-based compensation expense determined
              under fair value based method for all awards, net of
              relaxed tax effects                                                --
                                                                        -----------
         Pro forma net loss                                             $  (736,997)
                                                                        ===========
         Loss per share - basic and diluted
                  As reported                                           $     (0.02)
                  Pro forma                                             $     (0.02)

         There were no options granted during the six months ended June 30, 2005.

NOTE 10. COMMON STOCK OPTIONS

         Stock Option Plans

         At December 31, 2005, the Company had two stock-based compensation plans, which are more fully described in Note 18 in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         On March 16, 2006, the Company's Board of Directors adopted an incentive stock option plan as part of a larger equity incentive plan (the "2006 Stock Incentive Plan") that also provides for non-statutory stock options, stock bonuses and restricted stock awards. The stockholders approved the Plan at the annual meeting of the stockholders on May 19, 2006. The purpose of the Plan is to promote the interests of the Company by aligning the interests of employees (including directors and officers who are employees) of the Company, consultants and non-employee directors of the Company and to provide incentives for such persons to exert maximum efforts for the success of the Company and affiliates. The 2006 Stock Incentive Plan provides that no more than 8,000,000 shares of stock may be issued in equity awards under the plan, the exercise price for incentive stock options shall not be less than 100% of fair market value on the date of grant, and unless otherwise determined by the Board, the exercise price for non-statutory stock options shall be not less than 100% of fair market value on the date of grant. The maximum term of options granted is 10 years.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Activity related to the three stock option plans (2006 Stock Incentive Plan, 2004 Equity Incentive Plan and the 1997 Stock Option Plan) was as follows for the six months ended June 30, 2006 and 2005:

                                                     2006          2005
                                                  ----------    ----------
     Options outstanding at beginning of period    1,205,000       344,000
     Options granted                               2,333,500            --
     Options forfeited and other adjustments        (419,266)           --
     Options exercised                              (254,734)           --
                                                  ----------    ----------
     Options outstanding at end of period          2,864,500       344,000
                                                  ==========    ==========

         The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

                                                          2006    2005
                                                          ----    ----
                  Risk-free interest rate                   4%     --
                  Expected years until exercise        2.5-6.0     --
                  Expected stock volatility                41%     --
                  Dividend yield                            0%     --

         For three months ended June 30, 2006, the Company recorded stock-based compensation of $352,291 for the 2006 Stock Incentive Plan. Of that amount, $200,072 has been included in general and administrative expense on the consolidated statement of operations and $152,219 has been capitalized.

         For six months ended June 30, 2006, the Company recorded stock-based compensation of $722,757 for the 2006 Stock Incentive Plan. Of that amount, $357,464 has been included in general and administrative expense on the consolidated statement of operations and $365,293 has been capitalized.

         All Stock Options

         Activity with respect to all stock options is presented below for six months ended June 30, 2006 and 2005:

                                                               2006                             2005
                                                    ---------------------------       --------------------------
                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                                       Exercise                       Exercise
                                                      Shares            Price           Shares         Price
                                                    -----------        --------       ----------     -----------
Options outstanding at beginning of
    period                                           6,448,468          $0.72         2,700,664        $0.99
Options granted                                      2,333,500           3.96                --           --
Options exercised                                   (3,642,926)          0.67                --           --
Forfeitures and other adjustments                     (344,266)          4.76                --           --
                                                    ----------                        ----------
Options outstanding at end of Period                 4,794,776          $2.05         2,700,664        $0.99
                                                    ==========                        ==========
Exercisable at end of period                         2,751,609                                         $0.81
                                                    ==========
Weighted average fair value of options granted                          $4.84
                                                                        =====

         The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of the options outstanding at June 30, 2006 was approximately $9,942,000 and intrinsic value of the options exercisable at June 30, 2006 was approximately $8,605,000. The intrinsic value of the options exercised during the six months ended June 30, 2006 was $12,118,000.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The weighted average remaining life by exercise price as of June 30, 2006 is summarized below:

    Range of            Outstanding      Average      Exercisable        Average
 Exercise Prices          Shares           Life         Shares            Life
 ---------------      --------------       ----     --------------        ----
  $0.25 - $0.38              857,996        3.9            857,996         3.9
  $0.50 - $0.75            1,580,000        2.5          1,580,000         2.5
  $1.25 - $1.75              402,000        7.4            110,000         2.2
  $2.45 - $2.55              150,280        3.5             60,280         3.0
  $3.62                    1,000,000        4.4                  -          -
  $4.55 - $4.70              554,500        9.6              3,333         8.8
  $5.19 - $5.54              250,000        6.2            140,000         4.7
                      --------------                --------------
                           4,794,776        4.5          2,751,609         3.0
                      ==============                ==============

NOTE 11. COMMON STOCK WARRANTS

         The following table provides information related to stock warrant activity for the six months ended June 30, 2006:

                                                  Number of Shares
                                                Underlying Warrants
                                                -------------------
           Outstanding at beginning of the period    19,697,500
           Granted                                           --
           Exercised under early exercise program   (13,182,625)
           Exercised                                 (3,489,871)
           Forfeited                                   (945,504)
                                                    -----------
           Outstanding at the end of the period       2,079,500
                                                    ===========

         As of June 30, 2006, these common stock warrants had an average remaining contractual life of 2.39 years and weighted average exercise price per share of $1.71.

NOTE 12. NET INCOME (LOSS) PER SHARE

         Basic earnings (loss) per share are computed by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

         During the six months ended June 30, 2006 and 2005, stock options, warrants and convertible preferred stock were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

NOTE 13. CONTINGENCIES AND COMMITMENTS

         Environmental Risk

         Due to the nature of the oil and gas business, the Company is exposed to possible environmental risks. The Company manages its exposure to environmental liabilities for both properties it owns as well as properties to be acquired. The Company has historically not experienced any significant environmental liability, and is not aware of any potential material environmental issues or claims at June 30, 2006.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Letters of Credit

         For each salt water disposal well drilled in the State of Michigan, the Company is required to issue a letter of credit to the Michigan Supervisor of Wells. The Supervisor of Wells may draw on the letter of credit if the Company fails to comply with the regulatory requirements relating to the locating, drilling, completing, producing, reworking, plugging, filling of pits, and clean up of the well site. The letter of credit or a substitute financial instrument is required to be in place until the salt water disposal well is plugged and abandoned. For drilling natural gas wells, the Company is required to issue a blanket letter of credit to the Michigan Supervisor of Wells. This blanket letter of credit allows the Company to drill an unlimited number of gas wells. The existing letters of credit have been issued by Northwestern Bank of Traverse City, Michigan, and are secured only by a Reimbursement and Indemnification Commitment issued by the Company, together with a right of set-off against all of the Company's deposit accounts with Northwestern Bank. At June 30, 2006, a total of $852,500 letters of credit to the Michigan Supervisor of Wells were outstanding.

         Employment Agreement

         Effective June 19, 2006, the Company hired Ronald E. Huff to serve as Chief Financial Officer of the Company. The Company has entered into a two-year Employment Agreement with Mr. Huff, providing for an annual salary of $200,000 per year and an award of a stock bonus in the amount of 500,000 shares of the Company's common stock on January 1, 2009, so long as he remains employed by the Company through June 18, 2008. If his employment with the Company is terminated prior to this date without just cause or if the Company undergoes a change in control, he will nonetheless be awarded the full 500,000 shares. If his employment is terminated prior to June 18, 2008 due to death or disability, he will receive a prorated stock award. Mr. Huff forfeited the option to purchase 200,000 shares that he was previously awarded for his service as a director of the Company. Mr. Huff remains a director of the Company.

NOTE 14. RETIREMENT BENEFITS

         Effective May 1, 2006, the Company established a qualified retirement plan referred to as Aurora 401(k) Plan ("the Plan"). The Plan is available to all employees who have completed at least 1,000 hours of service over their first twelve consecutive months of employment and are at least 21 years of age. Effective July 1, 2006, the Company waived the age and service requirements for any employee employed by the Company on or before July 1, 2006. The Company may provide: 1) discretionary matching of employee contributions, 2) discretionary profit sharing contributions and 3) qualified non-elective contributions to the Plan. Company-provided contributions are subject to certain vesting schedules.

NOTE 15. OIL AND GAS PROPERTIES HELD FOR SALE

         Management is currently in the process of evaluating the Company's property portfolio to ensure that the oil and gas properties portfolio properly matches the Company's long-term strategic plan. During the second quarter of 2006, the Company identified certain leasehold properties as held for sale due to their high probability of being sold within the next 12 months. Total oil and gas properties held for sale amounted to $21,365,575 at June 30, 2006 of which $11,857,821 is proved and $9,507,754 is unproved. These properties are carried at the lower of historical cost or fair value. Under the full cost method, sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. The Company has evaluated the proved reserves of these properties and determined that there is no significant effect on the proved reserves regarding the assets held for sale. At June 30, 2005, no properties were classified as held for sale.

                  AURORA OIL & GAS CORPORATION AND SUBSUDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. SUBSEQUENT EVENTS

         Pending Acquisition

         On May 9, 2006, North signed a letter of intent with a third party to acquire oil and gas leases, working interests, and interests in related pipelines and production facilities that are located in the Michigan Antrim. This encompasses two projects that are still in development, but already are generating some production. On June 30, 2006, the letter of intent was amended to extend the due diligence effort through September 30, 2006 with anticipated closing of the transaction on or before November 15, 2006. This acquisition remains contingent on the review and approval of the financial institutions providing financing to the Company.

         Bach Acquisition

         On July 10, 2006, the Company entered into a binding letter of intent to purchase all the assets of Bach Enterprises, Inc., certain assets owned by Bach Energy, L.L.C. and a limited liability company known as Kingsley Development L.L.C. (together "Bach"). The letter of intent contemplates a 60 day due diligence period followed by notice and a 30 day cure period if material issues are identified in the due diligence process. Closing is expected to occur within 90 days. Bach is primarily an oil and gas service company. The Company has been working exclusively with Bach as a service business in Michigan for several years. Services they have provided include building compressors, CO2 removal, pipelining, and facility construction.

         DeSoto Parish, Louisiana Disposition

         On July 20, 2006, the Company entered into a Purchase and Sale Agreement with respect to the DeSoto Parish, Louisiana properties to sell certain assets to BEUSA Energy, Inc. for a purchase price of $4,750,000. BEUSA Energy, Inc. is the current operator and joint interest owner in these properties. The properties included: 1) 14 gross wells with working interest ranging from 22.5% to 45%; 2) 4,480 (1,657 net) acres; and 3) various pipelines and facilities. The effective date of the sale is July 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with management's discussion and analysis contained in our 2005 Annual Report on Form 10-KSB, as well as the consolidated financial statement and notes hereto included in this quarterly report on Form 10-QSB. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, intentions and estimated reserves. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events. For additional risk factors affecting our business, see the information in Item 1A in our 2005 Annual Report on Form 10-KSB and subsequent filings.

BUSINESS OVERVIEW

         We are a growing independent energy company focused on the exploration, exploitation, and development of unconventional natural gas reserves. Our unconventional natural gas projects target "black shale" plays where large acreage blocks can be easily evaluated with a series of low cost test wells. Black shale plays tend to be characterized by high drilling success and relatively low drilling costs when compared to conventional exploration and development plays. Our project areas are focused in the Antrim Shale of Northern Michigan and New Albany Shale of Southern Indiana and Western Kentucky.

      On October 31, 2005, Cadence Resources Corporation acquired Aurora Energy, Ltd. ("Aurora") through the merger of a wholly owned subsidiary with and into Aurora. The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. The Aurora executive management team also assumed management control at the time the merger closed, and we moved our corporate offices to Traverse City, Michigan. As a result of the reverse merger, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence Resources Corporation businesses have been included in the financial statements from the date of acquisition. Effective May 11, 2006, Cadence Resources Corporation amended its articles of incorporation to change the parent company name to Aurora Oil & Gas Corporation ("AOG").

      Our strategy is to maximize stockholder value by leveraging our significant acreage position. As an early stage developer of properties, we anticipate that reserve growth will be our initial focus followed in a few years by a more traditional balance between reserve and production growth. As of December 31, 2005, our leasehold acres (both developed and undeveloped) were 815,465 (364,091 net) which represent a 46% increase over our December 31, 2004 net acres. Our 2005 drilling program resulted in us participating in 152 (108 net) wells of which 77 (51 net) wells were waiting hook-up. As of December 31, 2005, we were operating 96 (82 net) wells and participating in another 309 (101 net) wells operated by other companies. This 2005 drilling activity increased our proved reserves by nearly 178% to 64 bcfe of which 99% were natural gas reserves.

      We generate most of our revenues from the production and sale of natural gas. Our revenue, profitability and future rate of growth are substantially dependent on our ability to find, develop and acquire gas reserves that are economically recoverable based on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

RECENT HIGHLIGHTS

      For the first six months of 2006, we continued to execute our strategy of focusing on lower risk core development projects. As of June 30, 2006, our leasehold acres (both developed and undeveloped) were 1,105,739 (621,290 net) which represent a 71% increase over our December 31, 2005 net acres. Of the 290,274 (257,200 net) leasehold acres acquired, 47,830 net acres were in the Antrim Shale play and 177,568 net acres were in the New Albany Shale play.

      With regard to our strategy to generate growth through drilling, we drilled or participated in 72 (33 net) wells for the first six months of 2006. As of June 30, 2006, we have 378 (170 net) producing wells and 86 (37 net) wells awaiting hook-up. For the first six months of 2006, we placed 70 (46 net) wells into production. We also continued our strategy to have greater control over our projects by operating 175 (151 net) wells, thus operating 38% of our gross wells. We also supplemented our drilling strategy with the Hudson properties acquisition. This acquisition increased our proved reserves by approximately 24 bcfe in the Antrim Shale play.

      We began 2006 with estimated proved reserves of 64 bcfe and ended the Current Quarter with 108 bcfe, an increase of 44 bcfe, or 69%. Of the 108 bcfe in estimated proved reserve, 103 bcfe was from the Antrim Shale play and 2 bcfe was from the New Albany Shale play.

      In order to reduce exposure to fluctuations in the price of natural gas, we will periodically enter into financial instruments with a major financial institution. We have entered into swap instruments in order to hedge a portion of our production. The purpose of the swap is to provide a measure of stability to our cash flow in meeting financial obligations while operating in a volatile gas market environment. The derivative reduces our exposure on the hedged volumes to decreases in commodity prices, but also limits the benefit we might otherwise receive from any increases in commodity prices on the hedged volumes. We have entered into a financial swap contract for 5,000 MMBtu per day at a fixed price of $8.59 per MMBtu covering the period of April 2006 through March 2007 and another financial swap contract on July 14, 2006 for 5,000 MMBtu per day at a fixed price of $9.00 per MMBtu for the period from April 2007 through December 2008.

      To further our growth, we entered into a senior secured credit facility on January 31, 2006 with an initial borrowing base of $40 million. As proved reserves are added, the borrowing base may increase to $50 million without consent from our mezzanine financing arrangement and $100 million with consent from the mezzanine financing arrangement. Effective July 14, 2006, the borrowing base was increased to $50 million.

      The public market has also been a source of our long-term financing. From late December 2005 through early February 2006, we reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, an additional 20,315,422 shares were issued during the six months ended June 30, 2006 representing 15,565,457 shares issued for cash proceeds of $18,144,449 and 4,749,965 shares issued pursuant to cashless exercises of the applicable warrants or options. In December 2005 an additional 2,160,000 shares were issued for cash proceeds of $2,916,000.

RESULTS OF OPERATION
Operating Statistics

The following table sets forth certain key operating statistics for the three and six months ended June 30, 2006 (the "Current Quarter" and the "Current Period") and the three and six months ended June 30, 2005 (the "Prior Quarter" and the "Prior Period"):

                              Three Months Ended June 30, Six Months Ended June 30,
                                  2006          2005          2006          2005
                              -----------   -----------   -----------   -----------
Net Acreage Acquired
     Antrim Shale                  40,705        13,463        47,830        34,487
     New Albany Shale              74,649        56,355       177,568       (29,923)
     Other                         29,576           410        31,802         2,236
                              -----------   -----------   -----------   -----------
          Total                   144,930        70,228       257,200         6,800

Total Net Acreage Held
     Antrim Shale                 125,993        59,428       125,993        59,428
     New Albany Shale             449,460       139,431       449,460       139,431
     Other                         45,837         3,520        45,837         3,520
                              -----------   -----------   -----------   -----------
          Total                   621,290       202,379       621,290       202,379

Net Wells Drilled
     Antrim Shale                      17            12            27            19
     New Albany Shale                   1            --             2            --
     Other                              4            --             4            --
                              -----------   -----------   -----------   -----------
          Total                        22            12            33            19

Total Net Wells
     Net producing                    170            47           170            47
     Net waiting hookup                37            20            37            20
                              -----------   -----------   -----------   -----------
          Total                       207            67           207            67

Production:
     Natural gas (mcfs)           630,206        94,531     1,224,551       147,899
     Crude oil (bbls)               5,286         1,312        11,888         2,764

Average daily production:
     Natural gas (mcfs)             6,925         1,039         6,765           817
     Crude oil (bbls)                  58            14            66            15

Average sales prices
     Natural gas (mcfs)       $      6.92   $      6.96   $      7.68   $      6.55
     Crude oil (bbls)         $     69.92   $     46.80   $     62.34   $     46.60

Total production revenue      $ 5,524,354   $   719,285    10,941,220   $ 1,097,906
     Natural gas              $ 5,154,728   $   657,938    10,200,110   $   968,738
     Crude oil                $   369,626   $    61,347       741,110   $   129,168

Production expense per mcfe   $      2.38   $      3.70   $      2.63   $      3.97

Number of employees                                                53            30

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 ("CURRENT QUARTER")
    VS. JUNE 30, 2005 ("PRIOR QUARTER")

       - General

         For the Current Quarter, we had a net loss of $1,185,188 on total revenues of $5,789,628. This compares to net loss of $325,493 on total revenue of $935,621 during the Prior Quarter. This $4,854,007 increase in revenue represents the initial results that we are realizing as an early stage developer of properties.

       - Oil and Gas Sales

         During the Current Quarter, oil and gas sales were $5,524,354 compared to $719,285 in the Prior Quarter. We produced and sold 661,922 mcfe at a weighted average price $8.35 compared to 102,403 mcfe at a weighted average price of $7.02. This increase was primarily due to the ramping up of production from new wells placed into production, acquisition of additional working interests in Hudson properties and the producing assets from the Cadence reverse merger. The Antrim Shale play represented approximately 92% of our oil and gas revenue for the Current Quarter.

         At the end of this Current Quarter, we had 170 net wells producing compared to 47 net wells at the end of the Prior Quarter. During the Current Quarter, we had a favorable volume variance by placing 33 net wells into production and increasing our existing ownership interest in 5 net wells. The favorable average price variance included $792,350 of realized gains from the gas derivative entered into this Current Quarter. The gas derivative covered approximately 72% of our average daily production for the Current Quarter.

       - Other Income

         Other income for the Current Quarter primarily includes pipeline revenue from the Hudson acquisition while the Prior Quarter includes prospect fees generated from joint ventures. During the Current Quarter, other income was $194,694 compared to $118,285 in the Prior Quarter. This increase was primarily due to the Hudson properties acquisition which included a revenue generating pipeline business.

       - General and Administrative Expenses

         Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, other consulting fees and office related expense. Effective January 1, 2006, general and administrative expenses excludes certain internal payroll and benefit costs that can be directly identified with our acquisition, exploration and development activities. For the Current Quarter, $411,642 of payroll and benefit costs were capitalized to oil and gas properties.

         The $1,048,671 increase in general and administrative expenses for the Current Quarter was primarily the result of the company growth strategy of acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim Shale and the New Albany Shale. This growth has resulted in substantial increases in employees and related costs, legal and accounting services related to SEC filings as well as increased consulting services. In addition, we continue to experience significant general and administrative expenses as a result of the Cadence merger. The Prior Quarter expenses reflect Aurora as a private entity whereas the Current Quarter represents both development costs associated with becoming a public entity and on-going public costs.

         We incurred an additional $232,515 in compensation and benefit expenses related to 23 new employees. In addition, stock-based compensation in the Current Quarter was $386,976. Of that amount $234,757 has been included in general and administrative expense and $152,219 has been capitalized. The Prior Quarter did not have any stock-based compensation. Effective January 1, 2006 we adopted FASB Statement No. 123R "Shared Based Payment" to account for stock-based employee compensation which requires us to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in our financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the financial statements over the vesting period. The impact on future net income is estimated to be $4,538,193 which will be recognized over the applicable requisite service period of approximately three years.

         We continue to experience significant legal, accounting and other consulting services as a result of the Cadence merger including development costs associated with becoming a public entity and on-going public costs. The following table sets forth the majority of our outside services for the Current Quarter as compared to the Prior Quarter:

                                        For three months ended        For three months ended
        Expense category                    June 30, 2006                  June 30, 2005
----------------------------------     -------------------------     --------------------------
Legal expenses                                  $156,077                      $11,961
Accounting expenses                              177,655                       23,193
Consulting and other expenses                    247,633                          137
----------------------------------     -------------------------     --------------------------
    Total                                       $581,365                      $35,291

         The Current Quarter legal expenses include significant SEC services covering Form 10-K, Form 8-K, S-8 registration, corporate issues, lost certificates of shareholder stock, stock options, etc. We believe that a certain amount of these legal expenses will diminish as internal systems and staffing are introduced. The Current Quarter accounting expenses include approximately $71,000 of additional 2005 year-end audit work. The Current Quarter consulting and other expenses include the following expenditures: 1) $50,000 for publishing the annual report and proxy statement; 2) one-time fee of $65,000 for our AMEX listing and $23,000 annual prorated AMEX listing fee; 3) $18,000 fee for the stock transfer agent, and 4) $35,000 for consulting services that addressed process improvements.

       - Production and Lease Operating Expenses

         Our production and lease operating expenses include services related to producing oil and gas, such as severance taxes, post production costs (including marketing and transportation), and lease operating expenses (including expenses to operating the wells and equipment on a producing lease).

         Production and lease operating expenses were $1,573,821 for the Current Quarter compared to $378,200 for the Prior Quarter. On a unit of production basis, production expenses were $2.38 per mcfe in the Current Quarter compared to $3.70 for Prior Quarter. The decrease in the Current Quarter was primarily a result of our continuing strategy to have greater cost control over our properties by operating 38% of our gross wells. In addition, the fixed costs of control processing facilities and water disposal facilities are starting to be spread over more production as new development wells come on line. We also recognized transportation expense reduction of $74,418 due to the Hudson pipeline acquisition.

         The following table sets forth the major components of production and operating expenses for the Current Quarter and Prior Quarter:

                              For three months ended June      For three months ended
                                       30, 2006                     June 30, 2005
                                -----------------------        -----------------------
                                Per                            Per
Expense category                Mcfe           Amount          Mcfe           Amount
------------------------        -----        ----------        -----        ----------
Severance taxes                 $ .35        $  231,666        $ .29        $   29,437
Post-production expenses          .67           443,906         1.21           123,985
Lease operating expenses         1.36           898,249         2.20           224,778
------------------------        -----        ----------        -----        ----------
    Total                       $2.38        $1,573,821        $3.70        $  378,200


       - Depletion, depreciation and amortization (DD&A)

         Depletion, depreciation and amortization was $1,614,449 and $59,027 for the Current Quarter and the Prior Quarter, respectively. DDA of oil and gas properties was $1,055,338 during the Current Quarter. This increase reflects the transfer to production assets of approximately $76.8 million; of which $22.0 million represents additions for the Current Quarter. This represents wells being placed into production with costs being transferred from unproven properties to proven properties.

          Other depreciation and amortization was $559,111 during the Current Quarter; of which $383,750 represented amortization of intangible assets recognized in connection with the Cadence merger, $115,729 represented depreciation of the Hudson pipeline assets, $13,079 represented amortization of ARO and $46,553 represents depreciation of other property and equipment.

       - Interest expense

         Interest expense was $1,970,019 in the Current Quarter compared to $189,067 in the Prior Quarter. This increase is due to higher utilization of debt to continue our growth strategy of acquiring and developing operating interests in the Michigan Antrim Shale and the New Albany Shale. The amount of capitalized interest has decreased significantly from Prior Quarter as our properties are transferred from undeveloped to producing or as financing is used for proven acquisition. As of June 30, 2006, we had outstanding borrowings of $82.8 million compared to $13.9 million as of the June 30, 2005.

       - Taxes

         Tax expense was $27,694 in the Current Quarter compared to $0 in the Prior Quarter. This increase represents 2004 Michigan Single Business Tax expense that was not previously accrued.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 ("CURRENT PERIOD") VS. JUNE 30, 2005 ("PRIOR PERIOD")

-        General

         For the Current Period, we had net loss of $1,949,846 on total revenues of $11,623,719. This compares to net loss of $736,997 on total revenue of $1,625,824 during the Prior Period. The $9,997,895 increase in revenue represents the results of the initial steps that we are taking as an early stage developer of properties. We had 170 net wells producing at the end of the Current Period as compared to 47 net wells producing at the end of the Prior Period.

       - Oil and Gas Sales

         During the Current Period, oil and gas sales were $10,941,220 compared to $1,097,906 in the Prior Period. We produced 1,295,879 mcfe at a weighted average price $8.44 compared to 164,483 mcfe at a weighted average price of $6.67. This increase in production was due to the ramping up of production from new wells placed into production, acquisition of additional working interest in Hudson properties and the producing assets from the Cadence reverse merger. The Antrim Shale play represented approximately 87% of our oil and gas revenue for the Current Period.

         At the end of the Current Period, we had 170 net wells producing compared to 47 net wells at the end of the Prior Period. During the Current Period, we had a favorable volume variance by placing 123 net wells into production as compared to Prior Period. In addition, we placed 47 net wells into production during the Current Period. The favorable average price variance included $792,350 of realized gains from the gas derivative entered into the Current Period.

       - Other Income

         Other income for the Current Period primarily includes pipeline revenue from the Hudson acquisition while Prior Period includes prospect fees generated from joint ventures. During the Current Period, other income was $596,999 compared to $349,611 in the Prior Quarter. This increase was primarily due to the Hudson properties acquisition that includes a revenue generating pipeline business.

       - General and Administrative Expenses

         Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, other consulting fees and office related expense. Effective January 1, 2006, general and administrative expenses excludes certain internal payroll and benefit costs that can be directly identified with our acquisition, exploration and development activities. For the Current Period, $992,372 of payroll and benefit costs were capitalized to oil and gas properties.

         The $2,116,317 increase in general and administrative expenses for the Current Period was the result of the company growth strategy in land acquisitions and drilling program. This growth has resulted in substantial increases in employees and related costs, legal and accounting services related to SEC filings as well as increased consulting services. In addition, we continue to experience significant general and administrative expenses as a result of the Cadence merger. The Prior Period expenses reflect Aurora as a private entity whereas the Current Period represents both development costs associated with becoming a public entity and on-going public costs.

         We incurred $309,953 of additional compensation and benefit expenses related to 23 new employees. In addition, stock-based compensation in the Current Period was $757,442. Of that amount $392,149 has been included in general and administrative expense and $365,293 has been capitalized. The Prior Period did not have any stock-based compensation.

         We continue to experience significant legal, accounting and other consulting services as a result of the reverse merger including development costs associated with becoming a public entity and on-going public costs. The following table sets forth the majority of our outside services for the Current Period as compared to the Prior Period:

                                             For six months ended       For six months ended
                Expense Category                June 30, 2006             June 30, 2005
         -----------------------------           ----------                 ----------
         Legal expenses                          $  424,910                 $   14,386
         Accounting expenses                        451,144                     35,388
         Consulting and other expenses              454,680                     60,630
         -----------------------------           ----------                 ----------
             Total                               $1,330,734                 $  110,404

         The Current Period legal expenses include significant SEC services covering various SEC filings for financial reporting, stock-compensation plans, and corporate issues concerning stock options, lost certificates of stock, corporate structuring, acquisitions, etc. We incurred an additional $99,289 in legal expenses associated with 2005 transactions. We also believe that a certain amount of legal expenses will diminish as internal systems and staffing are introduced. The Current Period accounting expenses include approximately $177,752 associated with 2005 year end audit work, work associated with the Hudson acquisition, and disclosures on reserves. The Current Period consulting and other expenses include the following expenditures: 1) $50,000 for publishing the annual report and proxy; 2) one-time fee of $65,000 for our AMEX listing and $23,000 annual prorated AMEX listing fee; 3) $18,000 fee for the stock transfer agent, 4) $35,000 for consulting services that addressed process improvements;
5) $122,470 in one-time consulting fees and temporary help; and 6) $65,250 one-time rent settlement.

       - Production and Lease Operating Expenses

         Our production and lease operating expenses include services related to producing oil and gas, such as severance taxes, post production costs (including marketing and transportation), and lease operating expenses (including expenses to operating the wells and equipment on a producing lease).

         Production and lease operating expenses were $3,411,051 for the Current Period compared to $652,957 for the Prior Period. On a unit of production basis, production expenses were $2.63 per mcfe in the Current Period compared to $3.97 for Prior Period. The decrease in the Current Period was primarily due to our continuing strategy to have greater cost control over our projects by operating 38% of our gross wells. In addition, the fixed costs of control processing facilities and water disposal facilities are starting to be spread over more production as new development wells come on line. We also recognized transportation expense reduction of $150,695 due to the Hudson pipeline acquisition.

         The following table sets forth the major components of production and operating expenses for the Current Period and Prior Period:

                              For three months ended June      For three months ended
                                       30, 2006                     June 30, 2005
                                -----------------------        -----------------------
                                Per                            Per
Expense category                Mcfe           Amount          Mcfe           Amount
------------------------        -----        ----------        -----        ----------
Severance taxes                 $ .34        $  445,825        $ .30        $   49,079
Post-production expenses          .58           743,309         1.20           197,636
Lease operating expenses         1.71         2,221,917         2.47           406,242
------------------------        -----        ----------        -----        ----------
    Total                       $2.63        $3,411,051        $3.97        $  652,957


       - Depletion, depreciation and amortization (DD&A)

         Depletion, depreciation and amortization was $3,024,166 and $102,227 during the Current Period and the Prior Period, respectively. DDA of oil and gas properties was $1,976,378 during the Current Quarter. This increase reflects the increase to production assets of approximately $76.8 million. This represents wells being placed into production with costs being transferred from unproven properties to proven properties. In addition, there was an increase in depletion rates associated with the producing assets from the Cadence merger, since these assets have reserves with shorter lives than the Michigan Antrim Shale.

         Other depreciation and amortization was $1,047,788 during the Current Period of which $767,500 represented amortization of the intangible assets recognized in connection with the Cadence merger and $156,360 represented depreciation related to the Hudson pipeline acquisition. $34,005 represented amortization of ARO and $89,923 represents depreciation of other property and equipment.

       - Interest expense

         Interest expense was $3,564,154 in the Current Period compared to $237,354 in the Prior Period. This increase is due to higher utilization of debt to continue our growth strategy of acquiring and developing operating interests in the Michigan Antrim Shale and the New Albany Shale. The amount of capitalized interest has decreased significantly from the Prior Period as our properties are transferred from undeveloped to producing or as financing is used for proven acquisition. As of June 30, 2006, we had borrowed $82.8 million compared to $13.9 million as of June 30, 2005.

       - Taxes

         Tax expense was $29,361 in the Current Period compared to $237,697 in the Prior Period. This decrease resulted from the reversal of an accrual related to the January 2005 sale of the 95% working interest to El Paso Corporation in certain New Albany Shale acreage.

CAPITAL RESOURCES AND LIQUIDITY

         We will fund our growth strategy using a combination of debt, existing cash balances, internally generated cash flows from natural gas production, and possible proceeds from the sale of equity. We do not expect the combination of our current capital resources to be sufficient to fully execute our total 2006 budgeted capital requirements. We are currently in the process of determining the options available to fund our total budgeted capital expenditures. The options being evaluated include increased debt financing and the issuance of equity securities.

         Our original drilling and development budget for 2006 was approximately $45 million. This included a Antrim drilling program where we would participate in over 150 (75 to 100 net) wells and a New Albany Shale drilling program where we would participate in over 50 (25 net) wells. Our 2006 lease acquisition budget was $15 million to secure additional acreage in both the Michigan Antrim Shale and the New Albany Shale. Since our budget is intended to be highly discretionary, we are currently re-evaluating our lease acquisition plan and planned drilling schedule. We anticipate that the remaining drilling and development budget will be approximately $40 million for the second half of 2006. We anticipate participating in 112 net Antrim Shale wells and 5 net New Albany Shale wells.

         Certain factors such as the increase in production revenues and our ability to secure equity will impact our ability to complete our 2006 drilling program. Production revenues are impacted by commodity prices that are subject to fluctuation. This may impact our ability to secure additional debt and to raise capital through the issuance of securities. Natural gas prices were favorable in 2004 and 2005 and industry analysts expect them to remain strong in the foreseeable future. If our revenues were to decrease significantly as a result of unexpected declines in price and/or production volumes, we could be forced to curtail our drilling and development activities.

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

SOURCES OF LIQUIDITY

         Our primary sources of liquidity are outlined below:

         Our mezzanine financing is a $50 million credit facility with TCW for the Michigan Antrim Shale drilling program. It has a maturity date of September 30, 2009. Borrowings under the TCW credit facility as of June 30, 2006 were $40 million with available borrowing capacity of $10 million. The TCW borrowing base is subject to semi-annual re-determination and certain other re-determinations based upon several factors. The borrowing base is impacted by, among other factors, the fair value of our gas reserves that are pledged to TCW. Changes in the fair value of our oil and gas reserves are caused by changes in prices for natural gas and crude oil, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could reduce our borrowing base as we may not be able to meet certain facility covenants. The TCW loan agreement prohibits the declaration or payment of dividends and contains certain covenants. As of June 30, 2006, we were in compliance with all of the applicable covenants.

         Our senior secured credit facility is a $100 million senior secured credit facility with BNP Paribas ("BNP"). The initial borrowing base under this facility was $40 million. As proved reserves are added, this borrowing base may increase to $50 million without TCW consent, and $100 million with TCW consent. A required semi-annual reserve report may result in an increase or decrease in credit availability. On July 14, 2006, the senior secured credit facility was amended in the following manner: 1) the credit availability was increased to $50 million, and 2) the trailing 12-month interest coverage ratio covenant was amended to defer the testing until the fourth quarter of 2006, and to provide for a reduced ratio for that quarter. At June 30, 2006, our total borrowings under this facility were $40 million with a current available borrowing capacity of $10 million.

         The senior secured credit facility contains, among other things, certain covenants relating to restricted payments (as defined), loans or advances to others, additional indebtedness, and incurrence of liens; and provides for the maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios). As of June 30, 2006, we were in compliance with all of the applicable covenants.

         Our short-term line of credit is a $5 million revolving line of credit with Northwestern Bank for general corporate purposes. At June 30, 2006, our total borrowings under this facility were $10,000 with available borrowing capacity of $4.990 million.

         From late December 2005 through early February 2006, we reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a six-month lock up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, an additional 20,315,422 shares were issued during the six months ended June 30, 2006 representing 15,565,457 shares issued for cash proceeds of $18,144,449 and 4,749,965 shares issued pursuant to cashless exercises of the applicable warrants or options. In December 2005 an additional 2,160,000 shares were issued for cash proceeds of $2,916,000.

         Our total capitalization was as follows:

                                     As of                     As of
                                 June 30, 2006          December 31, 2005
                                  ------------             ------------
Short-term bank borrowings        $     10,000             $  6,210,000
Obligations under capital lease          7,173                   11,085
Related party notes payable                 --                   69,833
Mortgage payable                     2,833,397                2,865,477
Mezzanine financing                 40,000,000               40,000,000
Senior secured credit facility      40,000,000                       --
                                  ------------             ------------
     Total Debt                   $ 82,850,570             $ 49,156,395
                                  ------------             ------------
Stockholders' equity                74,924,893               56,625,927
                                  ------------             ------------
      Total Capitalization        $157,775,463             $105,782,322
                                  ============             ============


CASH FLOWS ACTIVITIES

         We generated $2,636,906 in net cash from operations in the Current Period compared to using $459,971 in the Prior Period. The $3,096,877 increase was primarily due to higher realized prices and higher volumes of oil and gas production as discussed in the Results of Operations. We believe this level of development and revenue generation will continue as our drilling program ramps up in the Michigan Antrim Shale and New Albany Shale plays.

         Net cash flows used in investing activities was $32,845,786 in the Current Period compared to $7,946,216 used in the Prior Period. This excludes asset retirement obligation of $976,343, capitalized stock-based compensation of $365,293 and investment adjustment for Hudson acquisition of $1,366,887. The following table describes our significant investing transactions that we completed in the Current Period compared to Prior Period:

                                                     Six Months Ended June 30,
                                                       2006            2005
                                                   ------------    ------------
Acquisitions of leasehold

      Michigan Antrim Shale                        $  3,342,686    $  1,059,396
      New Albany Shale (see note A)                  18,036,545       2,429,786
      Other                                             348,588              --
Drilling and development of oil and gas properties
      Michigan Antrim Shale                          15,962,547      10,958,670
      New Albany Shale                                  643,860              --
      Other                                             295,592              --
Infrastructure properties

      Michigan Antrim Shale                           3,538,393              --
Acquisitions of producing properties                    290,869              --
Additions to pipeline                                   162,108              --
Additions to other investments                          475,000         515,956
Additions to other property and equipment               219,694         105,674
Capitalized merger cost                                      --         263,092
Advances on note receivable                              60,000          72,379
                                                   ------------    ------------
     Subtotal of capital expenditures              $ 43,375,882    $ 15,404,953

Disposition of oil and gas properties (see note A)  (10,500,000)     (7,373,737)
Divestiture of other receivable and investment          (30,096)        (85,000)
                                                   ------------    ------------
      Subtotal of capital divestitures             $(10,530,096)   $ (7,458,737)

      Total                                        $ 32,845,786    $  7,946,216
                                                   ============    ============

         (A) On February 2, 2006, Aurora closed on two Purchase and Sales Agreements with respect to certain New Albany Shale acreage located in Indiana, commonly called the Wabash project. Aurora acquired 64,000 acres of oil and gas leases from Wabash Energy Partners, L.P. for a purchase price of $11,840,000. Aurora then sold half its interest in a combined 95,000 acre lease position in the Wabash project to New Albany-Indiana, L.L.C. ("New Albany"), an affiliate of Rex Energy Operating Corporation for a sale price of $10,500,000. Internal funds of Aurora were used to pay the net transaction cost of theses transactions.

         Cash flows provided by financing activities for the Current Period was $21,823,195 compared to $16,743,071 during the Prior Period. Cash flows provided and used for the Current Period included: 1) $37,613,387 of senior secured borrowing, of which, $27,615,993 was paid directly for the Hudson acquisition;
2) $18,144,449 of proceeds received from exercise of common stock options and warrants; and 3) pay-down of $6,200,000 in short-term bank borrowings. Cash flows provided and used by financing activities for the Prior Period included:
1) $11,025,000 of proceeds received from sales of common stock; 2) $9,850,000 of mezzanine borrowing, net of financing costs of $150,000; 3) pay-off of $2,948,698 of certain related-party notes; 4) distributions of $805,000 to minority interest members for their proportionate share of the El Paso sales proceeds.

RECENT ACCOUNTING PRONOUNCEMENTS

         Reference is made to Notes 4 and 9 to the Financial Statements included elsewhere in this filing for a description of certain recently issued accounting pronouncements. We do not expect any of such recently issued accounting pronouncements to have a material effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in the notes to the financial statements. We believe that the reported financial results are reliable and the ultimate actual results will not differ materially from those reported. Uncertainties associated with the methods, assumptions and estimates underlying our critical accounting measurements are discussed in the audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for year-end December 31, 2005. We consider accounting policies related to oil and gas properties, oil and gas reserves, ceiling test, stock-based compensation, and income taxes to be critical policies.

ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. They have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Our management is unaware of any threatened or pending material legal claims or procedures of a non-routine nature.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         During the period from April 1, 2006 through June 30, 2006, we issued 345,000 shares of our common stock to various holders of our outstanding options. Some of the option exercises were paid for with cash, and some were exercised using a net issue election pursuant to which some option shares were forfeited to pay for the shares issued. We also issued 90,000 shares of common stock to two directors and one officer as compensation under our 2006 Stock Incentive Plan.

         Of the 435,000 shares issued, 175,000 shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the balance were issued pursuant to an effective registration statement.

         We did not repurchase any of our outstanding equity securities during the quarter ended June 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the stockholders was held on May 19, 2006. The following matters were voted upon.

         o  The Board of Directors was elected upon the following votes:

                   Name                   For           Against        Withheld
            ------------------         ----------       -------        --------
             William W. Deneau         50,333,399          0              2,820
               Gary J. Myles           50,333,399          0              2,820
               Earl V. Young           50,333,399          0              2,820
             Howard M. Crosby          47,821,271          0          2,514,948
              Kevin D. Stulp           50,321,699          0             14,520
             Richard M. Deneau         50,321,699          0             14,520
              Ronald E. Huff           50,333,399          0              2,820

         o Approve the Company's 2006 Stock Incentive Plan, upon the following vote:

                               Favor        -    50,299,612
                               Opposed      -    34,767
                               Abstain      -    1,840


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS

3.1*        Restated Articles of Incorporation of Aurora Oil & Gas Corporation.

3.2*        Bylaws of Aurora Oil & Gas Corporation.

4.1 Articles of Amendment to Articles of Incorporation, relating to the Class A Preferred Stock (Filed as an exhibit to our Form 10-KSB for the fiscal year ended September 30, 2003, filed with the SEC on January 13, 2004.)

10.1 Securities Purchase Agreement between Cadence Resources Corporation and the investors signatory thereto, dated April 2, 2004. (Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 5, 2004.)

10.2 Agreement and Plan of Merger dated as of January 31, 2005 between Cadence Resources Corporation, Aurora Acquisition Corp. and Aurora Energy, Ltd. (Filed as an exhibit to our Form S-4 Registration Statement filed with the SEC on May 13, 2005.)

10.3(1) Asset Purchase Agreement with Nor Am Energy, L.L.C., Provins Family, L.L.C. and O.I.L. Energy Corp. dated January 10, 2006.

10.4(1) First Amendment to First Amended and Restated Note Purchase Agreement between Aurora Antrim North, L.L.C., et al., and TCW Asset Management Company, dated January 31, 2006.

10.5(1) Credit Agreement among Aurora Antrim North, L.L.C., et al. and BNP Paribas, et al., dated January 31, 2006.

10.6(1) Intercreditor and Subordination Agreement among BNP Paribas, et al., TCW Asset Management Company, and Aurora Antrim North, L.L.C., dated January 31, 2006.

10.7(1) Promissory Note from Aurora Energy, Ltd. to Northwestern Bank dated January 31, 2006.

10.8(1) Confirmation from BNP Paribas to Aurora Antrim North, L.L.C., dated February 22, 2006 relating to gas sale commitment.

10.9 2006 Stock Incentive Plan. (Filed as an exhibit to our Form S-8 Registration Statement filed with the SEC on May 16, 2006.)

10.10*      Employment Agreement with Ronald E. Huff dated June 19, 2006.

10.11 Letter Agreement with Bach Enterprises dated July 10, 2006. This Agreement is confidential, has been omitted from this filing, and has been filed separately with the SEC.

10.12* First Amendment to Credit Agreement between Aurora Antrim North, L.L.C., et al. and BNP Paribas dated July 14, 2006.

10.13*      The Denthorn Trust Commercial Guaranty of obligations to
            Northwestern Bank.

10.14*      William W. Deneau Commercial Guaranty of obligations to Northwestern
            Bank.

10.15* White Pine Land Services, Inc. Commercial Pledge Agreement to Northwestern Bank.

10.16*      The Denthorn Trust Commercial Pledge Agreement to Northwestern Bank.

15*         Awareness letter from Rachlin Cohen & Holtz, LLP

31.1*       Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*       Rule 13a-14(a) Certification of Principal Financial and Accounting
            Officer.

32.1*       Section 1350 Certification of Principal Executive Officer.

32.2*       Section 1350 Certification of Principal Financial and Accounting
            Officer.

(1) Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006.

*Filed with this report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

                          AURORA OIL & GAS CORPORATION

Date:  August 7, 2006     By:              /s/William W. Deneau
                              --------------------------------------------------
                                William W. Deneau, President and Chief Executive Officer
                                (Principal Executive Officer)


                           By:               /s/ Ronald E. Huff
                              --------------------------------------------------
                                Ronald E. Huff Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)