Form 10QSB/A
period 2006-03-31
Aurora Oil & Gas CORP
filed 2006-10-18
CIK 933157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................................................24

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................25

    ITEM 5.   OTHER INFORMATION.................................................................................25

    ITEM 6.   EXHIBITS..........................................................................................25


Explanatory note: The only changes to our original filing may be found at Part I, Item 3, Controls and Procedures.

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

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures


         Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

         Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of March 31, 2006 and have concluded that our disclosure controls and procedures were not effective because of a material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.


Changes in Internal Controls Over Financial Reporting

         In the course of reviewing our financial statements for the three months ended March 31, 2006, our auditors noted that we had not given accounting recognition to the stock option grants authorized and approved in the March 16, 2006 Unanimous Written Consent of Directors. These grants were for a total of 370,000 shares, of which the grants for 140,000 shares vested immediately, requiring immediate recognition of compensation for those shares. These financial statements have been modified to account for all of the stock option grants in accordance with the applicable provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R).

         Our CEO and CFO have concluded that the failure of responsible parties to communicate on a timely basis the granting of these stock options to our employees who are responsible for determining and recording the accounting implications of these option grants is a material weakness. Under applicable professional standards, a material weakness is defined as a significant deficiency that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

         To remediate this material weakness, we have added staff responsible for tracking our equity and equity grants, and have put interim procedures in place to improve the communication processes. We are developing more permanent policies and procedures to remediate this weakness that we plan to implement during the second quarter 2006.

         Our management team, including our CEO and CFO, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met with respect to financial statement preparation and presentation. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or because the degree of compliance with the policies or procedures deteriorates.

         There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team continues to review our internal controls and procedures and the effectiveness of these controls.

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

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS


         3.1      Restated Articles of Incorporation of Cadence Resources
                  Corporation. (Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on
                  March 31, 2006.)
         3.2      Bylaws of Cadence Resources Corporation (Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on
                  December 9, 2005).
         4.1      Articles of Amendment to Articles of Incorporation, relating to the Class A Preferred Stock (Filed as an exhibit to our
                  Form 10-KSB for the fiscal year ended September 30, 2003,
                  filed with the SEC on January 13, 2004.)
         31.1*    Rule 13a-14(a) Certification of Principal Executive Officer.
         31.2*    Rule 13a-14(a) Certification of Principal Financial and
                  Accounting Officer.
         32.1*    Section 1350 Certification of Principal Executive Officer.
         32.2*    Section 1350 Certification of Principal Financial and
                  Accounting Officer.

* Filed with this report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned duly authorized.


                                   AURORA OIL & GAS CORPORATION



Date:   October 18, 2006           By: /s/ William W. Deneau
                                      ------------------------------------------
                                           William W. Deneau, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                   By: /s/ Ronald E. Huff
                                      ------------------------------------------
                                           Ronald E. Huff, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)