Form 10QSB/A
period 2006-06-30
Aurora Oil & Gas CORP
filed 2006-10-18
CIK 933157

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

      Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of June 30, 2006 and have concluded that these disclosure controls and procedures are effective. Our CEO and CFO believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.


Changes in Internal Controls over Financial Reporting

      Our management team has validated the remedial actions we have taken to correct the stock option compensation material weakness identified in our March 31, 2006 Form 10-QSB filed with the SEC on May 18, 2006. Management believes it has implemented the necessary processes and procedures needed to overcome the material weakness related to stock option compensation. The processes and procedures we have implemented include the following:


      -     we adopted a more rigorous approach to communicate, document and review the detailed components of stock option compensation;
      -     we expanded staffing and resources related to the accounting for stock option compensation including hiring a Human Resource Officer and Corporate Controller;
      - we implemented additional procedures for human resources and accounting personnel related to recording the granting, vesting and exercising of stock options; and
      - we reviewed all employment letters for additional stock option compensation associated with signing bonuses.

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

10.14*      William W. Deneau Commercial Guaranty of obligations to Northwestern
            Bank.

10.15* White Pine Land Services, Inc. Commercial Pledge Agreement to Northwestern Bank.

10.16*      The Denthorn Trust Commercial Pledge Agreement to Northwestern Bank.

15*         Awareness letter from Rachlin Cohen & Holtz, LLP


31.1**      Rule 13a-14(a) Certification of Principal Executive Officer.

31.2**      Rule 13a-14(a) Certification of Principal Financial and Accounting
            Officer.

32.1**      Section 1350 Certification of Principal Executive Officer.

32.2**      Section 1350 Certification of Principal Financial and Accounting
            Officer.


(1) Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006.


** Filed with this report.



*Filed on August 7, 2006 with our initial Form 10-QSB for the quarter ended June 30, 2006.

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