Form 10QSB/A
period 2006-03-31
Aurora Oil & Gas CORP
filed 2006-10-31
CIK 933157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2



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


         As discussed above, there have been changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team continues to review our internal controls and procedures and the effectiveness of these controls.

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


                                   AURORA OIL & GAS CORPORATION




Date:   October 31, 2006           By: /s/ William W. Deneau
                                      ------------------------------------------
                                           William W. Deneau, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



                                   By: /s/ Ronald E. Huff
                                      ------------------------------------------
                                           Ronald E. Huff, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)