Form 10QSB/A
period 2006-06-30
Aurora Oil & Gas CORP
filed 2006-10-31
CIK 933157

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


      Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended) as of June 30, 2006 and have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. Our CEO and CFO believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.



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