Form 10KSB
period 2006-12-31
Aurora Oil & Gas CORP
filed 2007-03-15
CIK 933157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________.

Commission file number: 000-25170

AURORA OIL & GAS CORPORATION
(Name of Small Business Issuer in Its Charter)

Utah	87-0306609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4110 Copper Ridge Dr, Suite 100, Traverse City, Michigan	49684
(Address of Principal Executive Offices)	(Zip code)

(231) 941-0073
(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $23,117,445.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 2, 2007, was approximately $141,529,689. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

As of March 2, 2007, there were 101,577,790 shares of the common stock, par value $0.01 per share, of the issuer issued and outstanding.

Documents Incorporated by Reference: Pursuant to instruction E.3 to Form 10-KSB, Items 9, 10, 11, 12, and 14 are omitted because we will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by these items will be included in the Proxy Statement to be filed for our annual meeting of the shareholders to be held on or about May 18, 2007, and is hereby incorporated by reference.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS
PART I		2

ITEMS 1 AND 2.	DESCRIPTION OF BUSINESS AND PROPERTIES	2
ITEM 3.	LEGAL PROCEEDINGS	25
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

PART II		25

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 7.	FINANCIAL STATEMENTS	40
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	73
ITEM 8A.	CONTROLS AND PROCEDURES	73
ITEM 8B.	OTHER INFORMATION	73

PART III		72

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	74
ITEM 10.	EXECUTIVE COMPENSATION	74
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	74
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	74
ITEM 13.	EXHIBITS	74
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	75

i

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates", "intends", or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	the number of well locations to be drilled and the time frame within which they will be drilled;

•	the timing and extent of changes in commodity prices for natural gas and crude oil;

•	domestic demand for oil and natural gas;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed below under the heading "Risks Related To Our Business".

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

CERTAIN DEFINITIONS

As used in this Annual Report, “mcf” means thousand cubic feet, “mmcf” means million cubic feet, “bcf” means billion cubic feet, “bbl” means barrel, “mbbls” means thousand barrels, and “mmbbls” means million barrels. Also in this Annual Report, “boe” means barrel of oil equivalent, “mcfe” means thousand cubic feet of natural gas equivalent, “mmcfe” means million cubic feet of natural gas equivalent, “mmbtu” means million British thermal units, and “bcfe” means billion cubic feet of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids. All estimates of reserves and information related to production contained in this Annual Report, unless otherwise noted, are reported on a “net” basis.

PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

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

Our strategy is to maximize shareholder value by leveraging our significant acreage position and the experience of our management and technical teams in finding and developing natural gas reserves to profitably grow our reserves and production. Over the last several years we have focused primarily on the acquisition of properties in the Antrim and New Albany shale. As an early stage developer of properties, we anticipate reserve growth will be our initial focus followed by a more traditional balance between reserve and production growth. The following table sets forth our approximate leasehold acreage and net potential drilling locations as of December 31, 2006:

Play/Trend	Location	Gross Acres	Net Acres	Net Potential Drilling Locations(a)
Antrim	Michigan	290,730	154,643	1,546
New Albany	Southern Indiana and Western Kentucky	811,628	441,351	1,379
Other	Various	114,422	93,897	587
Total		1,216,780	689,891	3,512

(a) Net potential drilling locations are locations quantified by management based on well spacing criteria for a particular play/trend. For example, Antrim drilling locations are based upon 100-acre spacing per well, New Albany drilling locations are based upon 320-acre spacing per well, and Other drilling locations are based upon 160-acre spacing per well.

As of December 31, 2005, our net proved reserves were approximately 64 bcfe, of which 99% were natural gas reserves. As of December 31, 2006, our estimated net proved reserves had grown to 153 bcfe representing a 139% increase over our December 31, 2005 net proved reserves. The primary increase was attributable to our increased drilling activity of 66 bcfe and an acquisition of oil and natural gas properties with proven reserves of 23 bcfe completed in January 2006.

Unconventional shale plays tend to be characterized by high drilling success rates. For the 12-month period ending December 31, 2006, we incurred $53.2 million to drill and complete 209 (112 net) wells, with a 94% drilling success rate. In addition, we incurred $51.3 million on property and leasehold acquisitions. Average net daily production increased from 609 mcfe/d in January 2005 to 8,150 mcfe/d in December 2006. The table below highlights our portfolio of wells as of December 31, 2006.

Play /Trend	Gross Wells Producing	Net Wells Producing	Gross Wells Waiting Hook-Up	Net Wells Waiting Hook-Up
Antrim	413.00	198.86	82.00	51.17
New Albany	14.00	0.70	20.00	6.87
Other	28.00	13.70	3.00	1.34
Total	455.00	213.26	105.00	59.38

Our Strategy

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

Focus on lower risk shale development projects, with selective expenditures outside our focus areas. Most of our acreage in the Antrim and New Albany shale contains lower risk unconventional natural gas development plays, including 595,994 net leasehold acres on which we have identified approximately 2,925 net potential drilling locations. In the Antrim shale play there have been over 8,000 successful gas wells drilled since the inception of the play. The New Albany shale play is an emerging play without the history of the Antrim shale play, but we believe it will have similar success characteristics to the Antrim shale play. We believe that by focusing our drilling budget on development oriented activities in our shale areas in the short run, we can maintain high drilling success rates yielding attractive rates of return. We anticipate committing a small portion of our drilling budget to locations outside of our shale project areas to continually evaluate and test new areas for exploration and development potential.

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

Manage costs by maximizing operational control. We seek to exert control over our exploration, exploitation and development activities. As the operator of our projects, we have greater control over the amount and timing of the expenditures associated with those activities. As we manage our growth, we are focused on reducing lease operating expenses, general and administrative costs and finding and development costs on a per mcfe basis. As of December 31, 2006, we operated 39% of our completed wells. We believe this percentage will continue to increase as we plan to operate approximately 44% of our wells drilled in 2007.

Pursue complementary leasehold interest and property acquisitions. We intend to use our experience and regional expertise to supplement our drilling strategy with complementary leasehold interest and property acquisitions.

Our Strengths

We believe that our strengths will help us successfully execute our strategy. These strengths include:

Inventory of growth opportunities. We have established an asset base of approximately 595,994 net leasehold acres in our shale areas, of which approximately 92% were undeveloped as of December 31, 2006. As of that date, we had approximately 2,925 net potential drilling locations on this acreage. At our current planned drilling rate, this would accommodate approximately nine years of drilling activity.

Experienced management and technical teams. Our four senior executive officers average 24 years of experience in the natural gas industry. In addition, we employ two senior geologists, one staff geologist, two senior oil and gas petroleum engineer, one drilling superintendent, one production supervisor and three senior land professionals with an average over 25 years of oil and gas experience.

Operational control. As of December 31, 2006, we operated approximately 39% of the wells in which we have an interest, and we expect our 56% average working interest in leases to allow us to increase the number of wells we will operate in the future. This will afford us a significant degree of control over costs and other operational matters.

Financial flexibility. We seek to maintain a conservative financial position and believe that our operating cash flow and proceeds from our November 2006 equity offering combined with additional debt financing will provide us with the financial flexibility to pursue our planned exploration and development activities through 2007.

OPERATING AREAS

Antrim Shale

Our Antrim shale properties are located in Michigan and represent our primary area of development over the next 12 months. Nearly all of our development operations in this play/trend are focused on unconventional shale plays. Shale development typically results in higher drilling success and lower drilling costs when compared to conventional exploration and development activity.

Antrim shale underlies the entire Michigan basin. The shale is very thick (140 to over 200 feet) and has a high percentage of organic content (up to 20%). Due to the makeup of the natural fractures in the Antrim shale, production will vary from well to well.

The productive, fractured trend for the Antrim shale runs across the northern portion of the Michigan basin from Lake Huron to Lake Michigan (160 miles). Gas wells have been drilled and produced in the Antrim shale from depths of 250 feet down to 1,500 feet below the surface. A high percentage of the wells drilled in the Antrim shale have been put into production and levels of production vary from well to well. Over 8,000 wells are currently producing in the Antrim shale. In recent years, 200 to 400 wells have been drilled annually by all operators in the Antrim shale.

The gas produced from the Antrim shale is primarily a biogenic gas due to the presence of microbes in the low to medium saline waters. The low-density pay zones in the Antrim shale are over 100 feet thick. Methane gas is continuously being generated by anaerobic bacteria that feed on C02 organic material, and the heavier oil and gases stored in the shale.

The Antrim shale gas adsorbs to organic material in a manner similar to gas in coal seams. Water in the natural fractures of the shale provides a trapping mechanism to hold the gas in place. As the water is produced, lowering the fluid and pressure in the reservoir, gases are released from the organic material and are produced to the surface. At depths of less than 1,500 feet, the gas-in-place is typically 90% methane or greater, with the balance being C02 and some heavier gases.

The oldest Antrim shale gas field was drilled in the 1940s, and it is still in production today. The production curve for the shale typically contains a peak rate of gas occurring after the first two years of production when the shale reservoir has been thoroughly dewatered. Peak rate production usually continues for some time. After the water is taken from the formation and the gas is able to fully release from the shale into the well bore, the rate of production will typically begin to decline 2% to 7% per year.

We have identified the Michigan Antrim shale as an area with natural fractures using a variety of diagnostic tests, including a review of production trends, fracture imaging logs and geological mapping. In management's opinion, based upon performance information from over 8,000 wells with comparable geologic characteristics, areas with natural fractures in shale have compelling production potential.

At December 31, 2006, we owned working interests in 495 Antrim wells. In 2006, we drilled 173 (98 net) Antrim wells and successfully completed 164 gross wells for a success rate of 95%. In 2005, we drilled and successfully completed or participated in a total of 143 (105 net) Antrim wells, including some horizontal wells. On average, our Antrim wells are drilled to depths ranging from 250 to 1,500 feet targeting reserves of 0.513 bcfe per well from our December 31, 2006, Schlumberger reserve report.

New Albany shale

Our New Albany shale properties are located in Southern Indiana and Western Kentucky and represent a relatively new area of activity for us. Most of our exploratory and developmental operations in the Illinois geological basin are focused on unconventional shale plays. The New Albany shale play, much of which is located in Indiana, is an emerging play with similar characteristics to the Antrim shale play. It is also very thick (100 to over 200 feet) and covers approximately 6,000,000 gross acres, with proven producing pay zones throughout. The shale is capped by the Borden shale, a very thick, dense, gray-green shale.

In the New Albany shale, a well commonly produces water along with the gas. In the early 1900's, it was learned that a simple open-hole completion in the very top of the shale would yield commercial gas wells that would last for many years, even while producing some water. Vertical fractures in the shale feed the gas flow at the top of the shale. The potential of these wells was seldom realized in the early to mid-twentieth century, as the production systems for handling the associated water were limited. However, with current technology, the water can be dealt with cost effectively and allow for better rates of gas production.

Significant research and study has been conducted to evaluate the producibility of the New Albany shale. In cooperation with the Gas Research Institute, we combined resources and data with 11 other industry partners in a shale gas producibility consortium lasting almost two years (concluded in 1999). The consortium identified critical differences and similarities of the New Albany shale play to other shale plays. The consortium study observed that the New Albany shale reservoir contained high-angled (vertical or nearly so) natural fractures that are open to unimpeded flow. The predominant fracture system is oriented east-west with spacing between joints estimated to average five feet based on outcrop studies and production simulations. Based on this information, it was concluded that increases in performance could be achieved with a horizontally drilled well compared to a vertically drilled well in the same reservoir.

Reserve studies were conducted on behalf of the consortium by Schlumberger Holditch & Associates for both vertical producing wells and horizontal wells. Since then, we have participated in approximately 30 pilot horizontal well drilling projects across multiple counties which support the conclusions of the consortium. With the data from these pilot wells, we have established a development concept for the New Albany shale, which we began to implement in 2006.

Our New Albany shale projects are characterized by declining natural gas and water production with peak natural gas and water flow rates occurring in the first 60 days. Our New Albany shale wells are drilled to depths ranging from 500 to 3,000 feet and based on our December 31, 2006, Schlumberger reserve report could yield an average reserve of 1.2 bcfe per well. At December 31, 2006, we owned working interests in 34 (7.57 net) New Albany shale wells. In 2006, we drilled 26 (7.49 net) New Albany shale wells and successfully completed 25 of these wells for a success rate of 96%. In 2005, we drilled and successfully completed or participated in a total of 3 (0.15 net) New Albany shale wells.

Drilling techniques and natural gas processing

We are experienced at drilling both vertical and horizontal wells. In the Antrim, our first choice would typically be vertical drilling, although in some situations, we may determine that horizontal drilling is preferred. Our drilling technique in the New Albany shale continues to evolve as we seek to improve cost containment and producibility. Horizontal drilling has become our development method of first choice in the New Albany shale, primarily because of the high angled natural fractures. We seek to maximize intersections of the east-west natural fractures through horizontal drilling, as we believe that this will optimize production results. Directional drilling with enhanced shale technology fracturing helps test New Albany exploration areas for development potential.

For shale gas wells, we generally use a production system that is designed to achieve low pressure on the wells, pipelines, facilities and reservoir. This is done by keeping natural fractures open to the well bore and by using low-pressure gas processing near well sites. Using this low-pressure production approach, we seek to increase the recoverability of shale gas production through lower down-hole reservoir pressure enhancing dewatering and gas recovery.

In the Michigan Antrim, we use a simple proven completion procedure with industry proven hydraulic fracturing technology. This procedure involves drilling through several pay zones, setting and cementing casing, and drilling extended rat-hole, which is used for gas-water separation. The wells are then hydraulically fractured with a specifically designed fracture procedures incorporating multiple stages with enhanced diversion methods to increase effective vertical coverage. Imaging logs are used to identify which zones are best fractured and will yield commercial gas production. For horizontal New Albany shale wells, no stimulation has been required to date to make economic gas wells. In exploratory areas of the New Albany and Antrim, shale log analysis is incorporated to enhance fracturing and completion design.

In order to contain costs, we try to keep facilities for gas processing decentralized. Salt water disposal wells are drilled close to the compression facilities, near to each field's wells. Skid mounted separators that can be easily upgraded or downsized are used at the site of the salt water disposal wells. The localized disposal of water reduces power demand. Different reservoirs contain different amounts of water. We cannot accurately predict the actual amount of time required for dewatering with respect to each well. The period of time during which the gas production rate is limited by the dewatering process could be as much as two years, thereby delaying peak revenue production.

We use skid mounted compressors in a series to maximize compression efficiencies from the well to the transportation line. We also seek to maintain low pressure in the gathering systems. Gas is usually drawn at low wellhead pressure using a five and one-half inch or seven inch production casing and up to 12-inch polypipe.

One strategy we use to minimize costs is to minimize the use of land surface. This is accomplished by using small well sites in open areas near roads, and by not building central processing facilities, but instead using localized facilities as described above. We continue to explore innovations in technology and methodologies that will reduce production costs and increase efficiencies. We may use other drilling, completion and operating procedures than those described above if, in our opinion, alternative procedures will generate higher returns.

Our wells are drilled by outside drilling companies. We believe that there is currently enough capacity available in the areas in which we are working that we will not have a problem finding one or more drilling companies available to meet our time schedule for drilling wells. However, over time, circumstances could change as development activity in the industry accelerates.

Oil and natural gas reserves

The following table presents information as of December 31, 2006 with respect to our estimated proved reserves. Estimates of our future net revenues from proved reserves are discounted to present value using an annual discount rate of 10% (PV-10), using oil and natural gas prices in effect as of the dates of such estimates, held constant throughout the life of the properties. The information presented is based on a reserve report prepared by Data & Consulting Services Division of Schlumberger Technology Corporation ("Schlumberger"). According to this report, approximately 46% of our proved reserves are classified as either proved developed non-producing or proved undeveloped.

	As of December 31, 2006
Oil and Natural Gas Reserves(a)	Oil	Gas	Total	PV-10(d)	Standardized Measure(e)
	(mbbls)	(mmcf)	(mmcfe)	(In thousands)	(In thousands)
Proved developed producing	54	82,580	82,904	$97,553	$76,952
Proved developed non-producing	-	22,693	22,693	28,428	19,238
Proved undeveloped	27	47,691	47,853	32,802	34,272
Total proved (b) (c)	81	152,964	153,450	$158,783	$130,462

Oil and Natural Gas Reserves by Play/Trend(a)	Total	Percent of Proved Reserves	PV-10
	(mmcfe)		(In thousands)
Antrim	150,107	98%	$152,427
New Albany	2,298	1%	2,977
Other	1,045	1%	3,379
Total	153,450	100%	$158,783

Change in reserve quantity information for the year ended December 31, 2006(a)	Oil	Gas	Total
	(mbbls)	(mmcf)	(mmcfe)
Proved reserves as of December 31, 2005	99	63,322	63,916
Revisions of previous estimates	(40)	4,880	4,640
Purchases of minerals in place	-	22,843	22,843
Extensions and discoveries	45	65,095	65,365
Production	(23)	(2,511)	(2,649)
Sales of minerals in place	-	(665)	(665)
Proved reserves as of December 31, 2006	81	152,964	153,450

(a)
The information presented for reserves is based on reserve reports prepared by Schlumberger. Consistent with Schlumberger's standard engineering practices, these reports and such reserves excluded the impact of the following financial hedges: (i) 5,000 mmbtu/day at a price of $8.59/mmbtu through March 2007 and (ii) 5,000 mmbtu/day at a price of $9.00/mmbtu from April 2007 through December 2008.

(b)
Proved reserves are those quantities of gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable from known reservoirs and under current economic conditions, operating methods, and government regulations.

(c)
Developed reserves are expected to be recovered from existing wells. Undeveloped reserves are expected to be recovered: (i) from new wells on undrilled acreage; (ii) from deepening existing wells to a different reservoir; or (iii) where relatively large expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.

(d)
Represents the present value, discounted at 10% per annum (PV-10), of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2006. The estimated future production is priced at December 31, 2006, without escalation, using $57.81 per bbl and $5.84 per mmbtu, in each case adjusted by lease for transportation fees and regional price differentials. PV-10 is a non-GAAP financial measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP. We have included a reconciliation of PV-10 to the most directly comparable GAAP measure - standardized measure of discounted future net cash flow - in the following table:

	As of December 31,
	2006	2005
Standardized measure of discounted future net cash flows	$130,461,821	$152,868,240
Add: Present value of future income tax discounted at 10%	28,320,989	46,639,204
PV-10	$158,782,810	$199,507,444

(e)
The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes. As noted in footnote (a) above, this excludes the impact of our hedges. If the impact of our hedges were included, the standardized measure would have been increased by $7,766,102 to $138,227,923.

Management uses future net revenue, which is calculated without deducting estimated future income tax expense, and the present value thereof as one measure of the value of our current proved reserves and to compare relative values among peer companies without regard to income taxes. We also understand that securities analysts use this measure in similar ways.

Acreage

The following table sets forth as of December 31, 2006, the gross and net acres of both developed and undeveloped oil and gas leases which we hold. "Gross" acres are the total number of acres in which we own a working interest. "Net" acres refer to gross acres multiplied by our fractional working interest. Acreage numbers do not include our options to acquire additional leaseholds which have not been exercised.

	Developed(a)		Undeveloped(b)		Total
Play/Trend	Gross	Net	Gross	Net	Gross	Net
Antrim	112,835	42,970	177,895	111,673	290,730	154,643
New Albany	103,632	5,181	707,996	436,170	811,628	441,351
Other	841	842	113,581	93,055	114,422	93,897
Total	217,308	48,993	999,472	640,898	1,216,780	689,891

(a)
Developed refers to the number of acres which are allocated or assignable to producing wells or wells capable of production. Developed acreage includes acreage having wells shut-in awaiting the addition of infrastructure.

(b)
Undeveloped refers to lease acreage on which wells have not been developed or completed to a point that would permit the production of commercial quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

Production and price information

The following table summarize sales volumes, sales prices, and production cost information for the periods indicated:

	Year Ended December 31
Production	2006	2005
Oil (bbls)	22,588	10,628
Natural gas (mcf)	2,517,897	687,271
Natural gas equivalent (mcfe)	2,653,427	751,039

Oil and natural gas sales
Oil sales	$1,399,445	$558,455
Natural gas sales	20,192,366	6,184,989
Total	$21,591,811	$6,743,444

Average sales price (including realized gains or losses from hedging)
Oil ($ per bbl)	$61.95	$52.54
Natural gas ($ per mcf)	8.02	9.00
Natural gas equivalent ($ per mcfe)	8.14	8.98

Average production expenses ($ per mcfe)
Production taxes	$0.33	$0.67
Post-production expenses	0.55	0.50
Leasing operating expenses	1.82	1.62
Total	$2.70	$2.79

Productive wells

The following table sets forth as of December 31, 2006, information relating to the productive wells in which we owned a working interest. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
Play/Trend	Gross Wells	Net Wells	Gross Wells	Net Wells

Antrim	495	250.03	-	-
New Albany	34	7.57	-	-
Other	3	1.24	28	13.80
Total	532	258.84	28	13.80

Drilling activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

	Gross Wells			Net Wells
Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Year Ended 12/31/06
Exploratory(a)
Antrim	2	-	2	2.00	-	2.00
New Albany	13	1	14	6.39	0.50	6.89
Other	1	3	4	0.38	1.25	1.63
Total	16	4	20	8.77	1.75	10.52
Development(a)
Antrim	162	9	171	91.53	4.93	96.46
New Albany	12	-	12	0.60	-	0.60
Other	6	-	6	3.95	-	3.95
Total	180	9	189	96.08	4.93	101.01

Year Ended 12/31/05
Exploratory(a)
Antrim	1	1	2	0.20	0.20	0.40
New Albany	-	-	-	-	-	-
Other	3	-	3	1.17	-	1.17
Total	4	1	5	1.37	0.20	1.57
Development(a)
Antrim	136	5	141	101.37	3.40	104.77
New Albany	3	-	3	0.15	-	0.15
Other	-	-	-	-	-	-
Total	139	5	144	101.52	3.40	104.92

(a)
An exploratory well is a well drilled either in search of a new, as yet undiscovered, oil or natural gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A development well is a well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of being completed in that reservoir.

(b)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(c)	A dry well is an exploratory or development well that is not a producing well or a well that has either been plugged or has been converted to another use.

Sale of production

We use different strategies for gas sales depending on the location of the field and the local markets. In some locations, we may use proprietary C02 reduction units to process our own gas and sell it to nearby local markets. In other cases, we connect to nearby high pressure transmission pipelines. We are not currently aware of any restraints with respect to pipeline availability other than curtailments in existing pipelines that may occur from time to time due to technical difficulties. However, because of the nature of natural gas development, there may be periods of time when pipeline capacity is inadequate to meet our transportation needs. It is often the case that as new development comes on-line, pipelines are near or at capacity before new pipelines are built.

We entered into a firm delivery gas contract to be effective for the period April 1, 2006 through March 31, 2007 for the delivery of 5,000 mmbtu per day. Under this contract, we are paid $0.01 per mmbtu less than the published index for this gas. The contract covers much of our existing production operated by us.

We also have five other base contracts for the sale of natural gas. We set our firm delivery volume obligation under these contracts on a monthly basis, with the amount of our obligation varying from month to month. As we bring new wells on-line and our production volume increases, we will sell the new production in the spot markets or under the monthly base contracts. We expect that we will usually sell in this fashion, partly through firm gas delivery contracts and partly in the spot markets.

Prices for oil and natural gas fluctuate fairly widely based on supply and demand. Supply and demand are influenced by weather, foreign policy and industry practices. Nonetheless, in light of historical fluctuations in prices, there can be no assurance at what price we will be able to sell our oil and natural gas. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns.

Hedging

In order to reduce exposure to fluctuations in the price of natural gas, we will periodically enter into financial arrangements with a major financial institution. We have entered into a swap transaction in order to hedge a portion of our production. The purpose of the swap is to provide a measure of stability to our cash flow in meeting financial obligations while operating in a volatile gas market environment. The swap reduces our exposure on the hedged volumes to decreases in commodity prices and limits the benefit we might otherwise receive from any increases in commodity prices on the hedged volumes.

Effective April 1, 2006, we entered into a financial swap contract for 5,000 mmbtu per day at a fixed price of $8.59 per mmbtu covering a 12-month period. On July 14, 2006, we entered into another financial swap contract for 5,000 mmbtu per day at a fixed price of $9.00 per mmbtu for the period from April 1, 2007 through December 31, 2008. On January 29, 2007, we entered into a costless collar contract for 2,000 mmbtu per day with a ceiling price of $9.00 per mmbtu and a floor price of $7.55 per mmbtu for the period from April 1, 2007 through December 31, 2008.

Other properties

On October 4, 2005, we purchased office space in the Copper Ridge Professional Center Five, located in Traverse City, Michigan. Our unit contains approximately 14,645 square feet on the second floor of a three story building, plus common areas and 15 covered parking spaces. We moved our corporate offices into this space on December 5, 2005.

We also own non-oil and natural gas mineral rights in a number of properties, although we do not presently consider them to be material to our business.

Employees

As of December 31, 2006, we had 88 full-time employees and 2 part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Position(s) with the Company
William W. Deneau	62	Director, Chairman and President
Ronald E. Huff	51	Director and Chief Financial Officer
John V. Miller, Jr.	48	Vice President, Business and Corporate Development
Thomas W. Tucker	64	Vice President, Exploration

William W. Deneau has served on our Board of Directors and as our President and Chairman of the Board of Directors since November 1, 2005. Mr. Deneau became an employee of Aurora at the time he sold his interest in Jet/LaVanway Exploration, L.L.C. to Aurora in exchange for Aurora’s stock on April 22, 1997. Since April 1997, Mr. Deneau has been responsible for managing Aurora’s affairs. He officially became a Director of Aurora on June 25, 1997 and the President of Aurora on July 17, 1997, positions he continues to hold. William W. Deneau is the brother of Richard M. Deneau, another one of our Directors.

Ronald E. Huff has served as our Chief Financial Officer since June 19, 2006 and as a Director since November 21, 2005. From December 5, 2005 through June 18, 2006, Mr. Huff served as Chairperson of our Audit Committee. He resigned from the Audit Committee on June 18, 2006. From 2004 until he became our Chief Financial Officer, Mr. Huff served as the Chief Financial Officer and Vice President of Finance for Visual Edge Technology, Inc., a California holding company engaged in acquiring imaging companies. From 1999 to 2004, Mr. Huff was a Principal and Founder of TriMillennium Ventures, LLC, a private equity investment company. From 1986 to 1999, Mr. Huff was an executive at Belden & Blake Corporation serving as Chief Financial Officer and President of this large Appalachian and Michigan Basin exploration and production company.

John V. Miller has served as a Vice President since November 1, 2005, holding positions variously titled as Vice President of Exploration and Production, Vice President of Science and Strategic Planning, and Vice President of Business and Corporate Development. Mr. Miller became an employee of Aurora at the time he sold his interest in Jet/LaVanway Exploration, L.L.C. to Aurora in exchange for Aurora’s stock on April 22, 1997. From April 1997 to the present, he has been the Vice President responsible for overseeing exploration and development activities for Aurora. From June 1997 through October 2005 he served as a Director of Aurora.

Thomas W. Tucker has served as a Vice President since November 1, 2005, holding positions variously titled as Vice President of Land Development, Vice President of Operations, and Vice President of Exploration. Mr. Tucker became an employee of Aurora at the time he sold his interest in Jet/LaVanway Exploration, L.L.C. to Aurora in exchange for Aurora's stock on April 22, 1997. From April 1997 to the present, he has been the Vice President responsible for overseeing land development activities for Aurora. From June 1997 to October 2005 he served as a Director of Aurora.

Competition and markets

We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Renewable energy sources may become more competitive in the future.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing arena, generally may affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

Regulatory considerations

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission ("FERC"), the Minerals Management Service ("MMS"), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. The natural gas industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, natural gas liquids, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978, as amended. Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938, as amended. While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements. This regulation has not generally been applied against producers and gatherers of natural gas to the same extent as processors, although natural gas gathering may receive greater regulatory scrutiny in the future.

Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials ("NORM") are subject to stringent environmental regulation. Compliance with environmental regulations is generally required as a condition to obtaining drilling permits. State inspectors frequently inspect regulated facilities and review records required to be maintained for document compliance. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries, fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency ("EPA"), and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws, which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may require certain pollution controls with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of NORM.

A permit from the EPA and the Michigan Department of Environmental Quality or a state regulatory agency (Indiana) must be obtained before we may drill a salt water disposal well. The amount of time required to obtain such a permit varies from state to state, but can take as much as six or more months in Michigan. Since many gas wells can only be produced if a salt water disposal well is available, the salt water disposal well permit requirement may delay the commencement of production.

In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials may occur, and we may incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Michigan and Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributed to us under applicable state, federal or local laws or regulations.

We believe that we are in substantial compliance with all currently applicable environmental laws and regulations. To date, compliance with such laws and regulations has not required the expenditure of any material amount of money, and we do not currently anticipate that future compliance with environmental laws will have a materially adverse effect on our consolidated financial position or results of operations. Since these laws and regulations are periodically amended, however, we are unable to predict the ultimate cost of compliance. To our knowledge, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency, or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

Where you can find more information

We are subject to the information and reporting requirements of the Exchange Act and are therefore required to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read any materials we file with the SEC free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Copies of all or any part of these documents may be obtained from such office upon the payment of the fees prescribed by the SEC. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov. The Annual Report, including all exhibits thereto and amendments thereof, has been filed electronically with the SEC.

Our principal executive offices are located at 4110 Copper Ridge Drive, Suite 100, Traverse City, Michigan 49684, and our telephone number is 231-941-0073. Our website is www.auroraogc.com. Information contained on our website does not constitute a part of this Annual Report.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Natural gas prices are volatile. A substantial decrease in natural gas prices would significantly affect our business and impede our growth.

Our revenues, profitability and future growth depend upon prevailing natural gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas that we can economically produce. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns. It is possible that prices will drop so low that production will become uneconomical. Ongoing production costs that will continue include equipment maintenance, compression and pumping costs. If production becomes uneconomical, we may decide to discontinue production until prices improve.

Prices for natural gas fluctuate widely. For example, during 2006, natural gas prices quoted for the near month NYMEX contract have ranged from a low of $4.40 per mmbtu to a high of $11.00 per mmbtu. The prices for natural gas are subject to a variety of factors beyond our control, including:

•	the level of consumer product demand;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political conditions in oil and natural gas producing regions;

•	the domestic and foreign supply of oil and natural gas;

•	speculative trading and other market uncertainty; and

•	worldwide economic conditions.

The failure to develop reserves could adversely affect our production and cash flows.

Our success depends upon our ability to find, develop or acquire natural gas reserves that are economically recoverable. We will need to conduct successful exploration or development activities or acquire properties containing proved reserves, or both. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to expand our natural gas reserves from cash flows, and external sources of capital may be limited or unavailable. Our drilling activities may not result in significant reserves, and we may not have continuing success drilling productive wells. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations in which proved reserves have not been discovered. Additionally, while our revenues may increase if prevailing gas prices increase significantly, our finding costs for reserves also could increase, and we may not be able to finance additional exploration or development activities.

We may have difficulty financing our planned growth.

We have incurred and expect to continue to incur substantial capital expenditures and working capital needs, particularly as a result of our property acquisition and development drilling activities. We will require substantial additional financing, in addition to the proceeds from this offering and the cash generated from our operations, to fund our planned growth. Additional financing may not be available to us on acceptable terms or at all. If additional capital resources are unavailable, we may be forced to curtail our acquisition, development drilling and other activities or to sell some of our assets on an untimely or unfavorable basis.

Most of our current development activity and producing properties are located in Michigan and Indiana, making us vulnerable to risks associated with operating in this region.

Our current development activity is concentrated in Michigan and Indiana, and our currently producing properties are located primarily in a six-county area in Michigan. As a result, we may be disproportionately exposed to the impact of drilling and other delays or disruptions of production from these regions caused by weather conditions, governmental regulation, lack of field infrastructure, or other events which impact these areas. In addition, a majority of our leaseholds held for development is located in the more untested New Albany shale play/trend.

Our potential drilling locations comprise an estimation of part of our future drilling plans over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

As of December 31, 2006, we had approximately 3,512 net potential drilling locations to be included in our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, seasonal conditions, regulatory approvals, natural gas prices, costs and drilling results. Because of these uncertainties, we do not know if our numerous potential drilling locations will ever be drilled or if we will be able to produce natural gas from these or any other potential drilling locations, which could materially affect our business.

We may continue to incur losses.

We reported a net loss for the years ended December 31, 2006, and 2005. There is no assurance that we will be able to achieve and maintain profitability.

We do not operate a substantial amount of our properties.

We conduct much of our oil and natural gas exploration, development and production activities in joint ventures with others. In some cases, we act as operator and retain significant management control. In other cases, we have reserved only an overriding royalty interest and have surrendered all management rights. In still other cases, we have reserved the right to participate in management decisions, but do not have ultimate decision-making authority. As of December 31, 2006, we operated 39% of our wells. As a result of these varying levels of management control, for those properties that we do not operate, we have no control over:

•	the number of wells to be drilled;

•	the location of wells to be drilled;

•	the timing of drilling and re-completing of wells;

•	the field company hired to drill and maintain the wells;

•	the timing and amounts of production;

•	the approval of other participants in drilling wells;

•	development and operating costs;

•	capital calls on working interest owners; and

•	pipeline nominations.

These and other aspects of the operation of our properties and the success of our drilling and development activities will in many cases be dependent on the expertise and financial resources of our joint venture partners and third-party operators.

We may be unable to make acquisitions of producing properties or prospects or successfully integrate them into our operations.

Acquisitions of producing properties and undeveloped oil and natural gas leases have been an essential part of our long-term growth strategy. As of December 31, 2006, we had acquired approximately 1,216,780 (689,891 net) acres with 153,450 mmcfe in net proved reserves. We may not be able to identify suitable acquisitions in the future or to finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, many of whom have substantially greater managerial and financial resources than we have. The successful acquisition of producing properties and undeveloped natural gas leases requires an assessment of the properties’ potential natural gas reserves, future natural gas prices, development costs, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact and their accuracy inherently uncertain. Such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than existing properties. Our acquisitions may not be integrated successfully into our operations and may not achieve desired profitability objectives. For example, in 2006 we closed on the acquisition of all of the assets of Bach Enterprises, Inc. (or "Bach") and certain of its affiliates. Bach is an oil and natural gas services company whose services include building compressors, CO2 removal, pipelining and facility construction. Although the Bach acquisition will be operated separately from our current production operations, we have no prior experience in the management of such a service company, and may encounter issues that prevent us from successfully integrating it as part of our business.

We may lose key management personnel.

Our current management team has substantial experience in the oil and natural gas business. We only have an employment agreement with one member of our management team. The loss of any of these individuals could adversely affect our business. If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable replacement will be found.

Much of our proved reserves are not yet generating production revenues.

Of our proved natural gas reserves as of December 31, 2006, approximately 54% are classified as proved developed producing, 15% are classified as proved developed non-producing, and 31% are classified as proved undeveloped.

You should be aware that our ability to convert proved reserves into revenues is subject to certain limitations, including the following:

•	Reserves characterized as proved developed producing reserves may be producing predominantly water and generate little or no production revenue;

•
Production revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, after we have installed supporting infrastructure or taken other necessary steps. It will be necessary to incur additional capital expenditures to install this required infrastructure;

•
Production revenues from estimated proved undeveloped reserves will not be realized until after such time, if ever, as we make significant capital expenditures with respect to the development of such reserves, including expenditures to fund the cost of drilling wells, dewatering the wells, and building the supporting infrastructure; and

•
The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of the costs associated with developing these reserves in accordance with industry standards, no assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities, or that development activities will be either successful or in accordance with our schedule. We cannot control the performance of our joint venture partners on whom we depend for development of a substantial number of properties in which we have an economic interest and which are included in our reserves. Further, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled. No assurance can be given that any wells will yield commercially viable quantities.

The oil and natural gas reserve data included in this document are estimates based on assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may change from year to year and vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Information regarding discounted future net cash flows should not be considered as the current market value of the estimated oil and natural gas reserves that will be attributable to our properties. Examples of items that may cause our estimates to be inaccurate include, but are not limited to, the following:

•
The estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower;

•	Because we have limited operating cost data to draw upon, the estimated operating costs used to calculate our reserve values may be inaccurate;

•
Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation;

•
The reserve report for our Michigan Antrim properties assumes that production will be generated from each well for a period of 50 years. Because production is expected for such an extended period of time, the probability is enhanced that conditions at the time of production will vary materially from the current conditions used to calculate future net cash flows; and

•
The 10% discount factor, which is required by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks that will be associated with our operations or the oil and natural gas industry in general.

Our drilling activities may be unsuccessful.

We cannot predict prior to drilling and testing a well whether the well will be productive or whether we will recover all or any portion of our investment in the well. Our drilling for natural gas may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient quantities to cover drilling and completion costs and are not economically viable. Our efforts to identify commercially productive reservoirs, such as studying seismic data, the geology of the area and production history of adjoining fields, do not conclusively establish that natural gas is present in commercial quantities. If our drilling efforts are unsuccessful, our profitability will be adversely affected. For the two year period ending December 31, 2006, approximately 6% of the gross wells we drilled were unsuccessful.

Production levels cannot be predicted with certainty.

Until a well is drilled and has been in production for a number of months, we will not know what volume of production we can expect to achieve from the well. Even after a well has achieved its full production capacity, we cannot be certain how long the well will continue to produce or the production decline that will occur over the life of the well. Estimates as to production volumes and production life are based on studies of similar wells (of which there are relatively few in the New Albany play) and, therefore, are speculative and not fully reliable. As a result, our revenue budgets for producing wells may prove to be inaccurate.

Drilling and production delays may occur.

In order to generate revenues from the sale of oil and natural gas production from new wells, we must complete significant development activity. Delay in receiving governmental permits, adverse weather, a shortage of labor or parts, and/or dewatering time frames may cause delays, as discussed below. These delays will result in delays in achieving revenues from these new wells.

Oil and natural gas producers often compete for experienced and competent drilling, completion and facilities installation vendors and production laborers. The unavailability of experienced and competent vendors and laborers may cause development and production delays.

From time to time, vendors of equipment needed for oil and natural gas drilling and production become backlogged, forcing delays in development until suitable equipment can be obtained.

For each new well, before drilling can commence, we will have to obtain a drilling permit from the state in which the well is located. We will also have to obtain a permit for each salt water disposal well. It is possible that for reasons outside of our control, the issuance of the required permits will be delayed, thereby delaying the time at which production is achieved. We have experienced a delay in receiving permits from the State of Michigan, Department of Environmental Quality ("DEQ"), for drilling horizontal wells, while the DEQ further reviews this drilling methodology. As a result of these delays, we have had to defer the drilling of certain wells in the Antrim shale until the review by the DEQ is completed and permits are issued. The DEQ has also recently forced producers to discontinue operations in certain areas of the Michigan Antrim so that the DEQ can inspect the salt water disposal wells operated in those areas. We have no control over this type of regulatory delay. Recently, our Chandler project was released from this DEQ salt water disposal well study. Our Chandler project represents approximately 5,900 net acres and 20 potential drilling locations.

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

Pipeline capacity may be inadequate.

Because of the nature of natural gas development, there may be periods of time when pipeline capacity is inadequate to meet our gas transportation needs. It is often the case that as new development comes online, pipelines are close to or at capacity before new pipelines are built. During periods when pipeline capacity is inadequate, we may be forced to reduce production or incur additional expense as existing production requires additional compression to enter existing pipelines.

Our reliance on third parties for gathering and distribution could curtail future exploration and production activities.

The marketability of our production will depend on the proximity of our reserves to, and the capacity of, third party facilities and services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance. During 2006, production was hampered by curtailments in a third-party processing facility; we recently completed construction of our own processing facility and built an alternative pipeline route in response to this curtailment.

There is a potential for increased costs.

The oil and natural gas industry has historically experienced periods of rapidly increasing drilling and production costs, frequently during times of increased drilling activities. If significant cost increases occur with respect to our development activity, we may have to reduce the number of wells we drill, which may adversely affect our financial performance.

We may incur compression difficulties and expense.

As production of natural gas increases, more compression is generally required to compress the production into the pipeline. As more compression is required, production costs increase, primarily because more fuel is required in the compression process. Furthermore, because compression is a mechanical process, a breakdown may occur that will cause us to be unable to deliver natural gas until repairs are made.

We may not have good and marketable title to our properties.

It is customary in the oil and natural gas industry that upon acquiring an interest in a non-producing property, only a preliminary title investigation is done at that time and that a drilling title opinion is done prior to the initiation of drilling, neither of which can substitute for a complete title investigation. We have followed this custom to date and intend to continue to follow this custom in the future. Furthermore, title insurance is not available for mineral leases, and we will not obtain title insurance or other guaranty or warranty of good title. If the title to our prospects should prove to be defective, we could lose the costs that we have incurred in their acquisition or incur substantial costs for curative title work.

Competition in our industry is intense, and we are smaller and have a more limited operating history than most of our competitors.

We compete with major and independent oil and natural gas companies for property acquisitions and for the equipment and labor required to develop and operate these properties. Most of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to complete transactions in this highly competitive environment.

Oil and natural gas operations involve various operating risks.

The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. Personal injuries, damage to property and equipment, reservoir damage, or loss of reserves may occur if such a catastrophe occurs, any one of which could cause us to experience substantial losses. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us.

Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our natural gas and crude oil. Production from natural gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of natural gas in areas where our operations will be conducted. If so, it is possible that there will be no market or a very limited market for our production.

As a result of operating hazards, regulatory risks and other uninsured risks, we could incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds available for exploration, development or acquisitions.

We may lack insurance that could lower risks to our investors.

We have procured insurance policies for general liability, property/pollution, well control and director and officer liability in amounts considered by management to be adequate, as well as a $20 million excess liability umbrella policy. Nonetheless, the policy limits may be inadequate in the case of a catastrophic loss, and there are some risks that are not insurable. We have limited business interruption insurance. An uninsured loss could adversely affect our financial performance.

Our credit facilities have operating restrictions and financial covenants that limit our flexibility and may limit our borrowing capacity; needed increases in borrowing capacity may not be available.

As of December 31, 2006, our outstanding debt includes a senior credit facility with a current approved borrowing base of $50 million, $10 million of which is currently drawn, a mezzanine financing facility with a current approved borrowing base of $50 million, of which $40 million is currently drawn, and a $5 million revolving line of credit, of which $0.4 million is currently drawn. Our mezzanine credit facility limits the amount of earnings from production that are available to us with regard to the properties pledged as collateral on the loan. All of our credit facilities, other than our office mortgage loan, have operational restrictions and credit ratio compliance requirements that limit our flexibility. If the ratio requirements are not satisfied, curative action may be required, such as repaying a part of the outstanding principal or pledging more assets as collateral, and we will be unable to draw more funds to use in development.

The value of the assets pledged as collateral under our senior credit facility and mezzanine financing facility will depend on the then current commodity prices for natural gas. If prices drop significantly, we may have trouble satisfying the ratio covenants of these credit facilities. As noted above, oil and natural gas prices are volatile. The value of the stock pledged to support the guaranty of our revolving line of credit is tied to the price at which our stock is trading. We will be unable to control this variable.

In order to execute our current development plan we will need to increase our credit availability as we add proved reserves. If we are unable to convert our assets to proved reserves at our planned pace, or if the value of our proved reserves drops as described above, we may be unable to increase our available credit as needed. Furthermore, any increases to our available credit will be entirely within the discretion of our lenders and may not be available to us even if we are successful in increasing the value of our proved reserves.

If we are unable to make use of our credit facilities, it may be difficult to find replacement sources of financing to use for working capital, capital expenditures, drilling, technology purchases or other purposes. Even if replacement financing is available, it may be on less advantageous terms than the current credit facilities. If we are unable to obtain increases in our borrowing capacity as needed, we may be unable to execute our development plan as described in this Prospectus.

We have hedged and may continue to hedge a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and natural gas.

In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, and in some cases as required by our lenders, we periodically enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements may limit the benefit to us of increases in the price of oil and natural gas.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Section 404 requires that we document and test our internal controls over financial reporting and issue management’s assessment of our internal controls over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. We will be required to evaluate our existing controls against the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance significantly exceed our current expectations, our results of operations could be materially affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report such material weakness, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to complex federal, state and local laws and regulations that could adversely affect our business.

Oil and natural gas operations are subject to various federal, state and local government laws and regulations, which may be changed from time to time in response to economic or political conditions. Matters that are typically regulated include:

•	discharge permits for drilling operations;

•	drilling bonds;

•	reports concerning operations;

•	spacing of wells;

•	unitization and pooling of properties;

•	environmental protection; and

•	taxation.

From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of natural gas and crude oil. We also are subject to changing and extensive tax laws, the effects of which we cannot predict.

The development, production, handling, storage, transportation and disposal of natural gas and crude oil, by-products and other substances and materials produced or used in connection with oil and natural gas operations are subject to laws and regulations primarily relating to protection of human health and the environment. The discharge of natural gas, crude oil or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may result in the assessment of civil or criminal penalties or require us to incur substantial costs of remediation.

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

During 2006, our stock traded as high as $7.44 per share and as low as $2.60 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	changes in natural gas prices;

•	changes in the natural gas industry and the overall economic environment;

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new discoveries or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of our common stock.

In addition, the stock market from time to time experiences extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

A small number of existing shareholders control us and we do not have cumulative voting.

In connection with the closing of the merger of Cadence Resources Corporation and Aurora Energy, Ltd. certain of our shareholders, including certain former Aurora shareholders who became shareholders of us in connection with the merger, executed and delivered voting agreements pursuant to which they agreed, until October 31, 2008, to vote their shares of our common stock in favor of (i) five directors designated by William W. Deneau, who were initially William W. Deneau, Earl V. Young, Gary J. Myles, Richard Deneau, and Ronald E. Huff; and (ii) two directors designated by William W. Deneau from among our board of directors immediately before the closing of the merger, who were initially Howard Crosby and Kevin Stulp. In addition, these shareholders agreed to vote all of their shares of common stock to ensure that the size of our board of directors will be set and remain at seven directors. After recent amendments to the voting agreements, an aggregate of 11,702,580 shares, approximately 11% of our outstanding shares, are subject to these voting agreements.

Also in connection with the closing of the merger, certain of our shareholders executed and delivered irrevocable proxies naming William W. Deneau and Lorraine King as proxies to vote their shares through October 31, 2008 in the manner determined by such proxies. An aggregate of approximately 10.7 million shares of our common stock held by such shareholders was subject to these proxies at December 31, 2006. These provisions will limit our other shareholders’ ability to influence the outcome of shareholder votes through October 31, 2008, including votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions.

Our shareholders do not have the right to cumulative voting in the election of our directors. Cumulative voting, in some cases, could allow a minority group to elect at least one director to our board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the members of our board of directors.

Our articles of incorporation contain provisions that discourage a change of control.

Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors’ approval. Our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

You may experience dilution of your ownership interests due to the future issuance of shares of our common stock, which could have an adverse effect on our stock price.

We may, in the future, issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. Our authorized capital stock consists of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock with such designations, preferences and rights as may be determined by our board of directors. On December 31, 2006, we had 101,412,966 shares of common stock outstanding.

At December 31, 2006, we had warrants and options outstanding that were exercisable for 6,942,276 shares of our common stock. We have an additional 5,532,000 shares available for award as either option or stock grants under our existing incentive plans. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, private placements of our securities for capital raising purposes, or for other business purposes. In the future, we may engage in public offerings of our stock. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public markets.

We have three shelf registration statements that are currently effective, which together have registered almost 40 million shares of common stock for resale. The sale of a large number of shares of our common stock pursuant to the resale registration statements, the perception that any such sale might occur, or the issuance of a large number of shares of our common stock in connection with future acquisitions, equity financings or otherwise, could cause the market price of our common stock to decline significantly. As of December 31, 2006, we had approximately 101.4 million shares of common stock issued and outstanding, including approximately 10.5 million shares of our common stock held or controlled by our executive officers and directors. Of those 10.5 million shares, 8.6 million are subject to lock-up agreements through October 31, 2008, 0.7 million are eligible for resale on two S-8 registration statements, and the balance are eligible for sale under Rule 144 ("Rule 144") under the Securities Act of 1933, as amended (the "Securities Act"). On May 15, 2006, we filed an S-8 registration statement with the Commission providing for the registration of 9,589,496  shares of our common stock issued or reserved for issuance under our employee plans. Within that filing, we registered 659,996 shares owned or controlled by our executive officers and directors for resale. On December 22, 2006, we filed another S-8 registration statement with the Commission providing for the registration of an additional 420,000 shares of our common stock issued or reserved for issuance under our employee plans, including the registration for resale of 20,000 shares owned by one of our directors.

ITEM 3. LEGAL PROCEEDINGS

Our management is unaware of any threatened or pending material legal claims or proceedings against us or our properties of a non-routine nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders for the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades under the symbol AOG on the American Stock Exchange ("AMEX"). Prior to May 2006, our common stock traded under the symbol CDNR.BB on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers. The following chart shows the range of high and low bid prices/sales prices for our common stock for each fiscal quarter in the last two calendar years. The prices during the time in which our stock traded over-the-counter are bid prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The prices during the time in which our stock traded on AMEX are actual sales prices.

Quarter Ended	High Bid/Sales Price	Low Bid/Sales Price
March 31, 2005	$2.95	$1.05
June 30, 2005	$2.67	$2.00
September 30, 2005	$3.47	$1.86
December 31, 2005	$4.85	$3.15
March 31, 2006	$7.44	$4.45
June 30, 2006	$6.10	$3.76
September 30, 2006	$4.74	$2.94
December 31, 2006	$3.22	$3.08

On December 29, 2006, the last trading day of the year, the last reported per share sale price of our common stock on AMEX was $3.21, there were 101,412,966 shares of our common stock outstanding, and we had 578 holders of record.

DIVIDEND POLICY

There have been no cash dividends declared on our common stock since we were formed. We do not intend to pay cash dividends on our common stock for the foreseeable future. Our current credit facilities prohibit our borrowing subsidiaries from declaring dividends, which means that we will generally not have cash flow available from which to pay cash dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In October 1997, Aurora adopted a 1997 Stock Option Plan pursuant to which it was authorized to issue compensatory options to purchase up to 1,000,000 shares of common stock. Aurora issued options to purchase a total of 580,000 shares of Aurora's common stock under this plan, which upon closing the merger, converted into the right to acquire up to 1,160,000 shares of our common stock. Because of the merger, no further awards will be made under this plan.

In 2001, Aurora's board of directors and shareholders approved the adoption of an Equity Compensation Plan for Non-Employee Directors. This plan provided that each non-employee director is entitled to receive options to purchase 100,000 shares of Aurora's common stock, issuable in increments of options to purchase 33,333 shares each year over a period of three years, so long as the director continues in office. Prior to the merger closing, Aurora had issued options to purchase a total of 309,997 shares of Aurora common stock under this plan, which upon closing the merger converted to the right to acquire 619,994 shares of our common stock. Because of the merger, no further awards will be made under this plan.

In 2004, our board of directors adopted a 2004 Equity Incentive Plan. Our shareholders approved this plan, also in 2004. This plan provides for the grant of options or restricted shares for compensatory purposes for up to 1,000,000 shares of common stock. The number of shares issued or subject to options issued under this plan total 910,500. Although we do not currently intend to make any further awards under this plan, the plan continues to exist and we may decide to use it in the future.

In March 2006, our board of directors adopted, and in May 2006 our shareholders approved, the 2006 Stock Incentive Plan. This Plan provides for the award of options or restricted shares for compensatory purposes for up to 8,000,000 shares.

We have awarded compensatory options and warrants to individuals that are considered outside the awards issued under our 2004 Equity Incentive Plan. Aurora has also issued compensatory options and warrants to individuals that are considered outside the awards issued under its 1997 Stock Option Plan and Equity Compensation Plan for Non-Employee Directors.

The following chart sets forth certain information as of December 31, 2006 regarding the shares of our common stock (i) issuable upon exercise of options or warrants granted as compensation for services; and (ii) available for grant under existing plans.

Plan Category	No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in the First Column of this Table

Equity compensation plans approved by security holders	3,432,496		$2.89	5,532,000

Equity compensation plans and awards not approved by security holders	86,280	(a)	$1.69	-0-

Total/combined	3,518,776		$2.86	5,532,000

(a) These options and warrants to purchase shares were issued as follows:

Warrants and options to purchase 56,000 shares (these are Aurora conversion shares originally issued to purchase 28,000 shares of Aurora common stock) were issued to Nathan A. Low's designees in compensation for investment banking services rendered.

Options to purchase 30,280 shares were issued in two separate individualized compensation arrangements with executive officers and/or directors not pursuant to a formal plan.

UNREGISTERED EQUITY SALES/PURCHASES

During the period from October 1, 2006 through December 31, 2006, we sold securities that were not registered under the Securities Act in two separate transactions as follows:

On October 6, 2006, we issued 1,378,299 shares of unregistered common stock to Richard Bach and Robin Bach as partial consideration for our purchase of all of the assets of Bach Enterprises, Inc. and certain assets of Bach Energy, LLC. The number of shares issued were based on a purchase value of $4,700,000 divided by $3.41 per share, which was the average of the closing price for the Company’s common stock for the 30-day calendar period immediately preceding October 6, 2006, the closing date for the acquisitions of assets. We paid an additional $200,000 in cash for these assets.

On December 29, 2006, one of our directors, Kevin D. Stulp exercised a warrant that was issued to him on March 1, 2002, to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share for a total exercise price of $75,000.

The shares issued in both of the foregoing transactions were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. All of the investors are accredited investors as that term is defined in Section 501 of Regulation D. There were no commissions paid on these transactions.

We did not repurchase any of our outstanding equity securities during the quarter ended December 31, 2006. We did, however, agree to the rescission of three previously exercised options, and return the exercise price. In January 2006, three of our executive officers, William W. Deneau, John V. Miller, Jr., and Thomas W. Tucker, each exercised an option to purchase 600,000 shares of our common stock at an exercise price of $0.415 per share for a total exercise price of $249,000. In December 2006, these option exercises were rescinded, and we returned the $249,000 exercise price to each of Mr. Deneau, Mr. Miller and Mr. Tucker.

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our December 31, 2006, and 2005, year end selected financial data as of and for each of the periods indicated. The data as of and for the years ended December 31, 2006, and 2005, is derived from our audited consolidated financial statements for the periods indicated. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this document. The following information is not necessarily indicative of our future results.

	2006	2005(a)
Statement of Operating Data
Revenues:
Oil and natural gas sales	$21,591,811	$6,743,444
Pipeline transportation and marketing	1,179,431	-
Field service and sales	125,611	-
Interest and other	220,592	666,850
Total revenues	23,117,445	7,410,294

Expenses:
Production taxes	877,319	506,635
Production and lease operating expense	6,278,131	1,587,205
Pipeline operating expense	643,963	-
Field services expense	90,913	-
General and administrative expense	7,531,718	3,435,507
Oil and natural gas depletion and amortization	2,681,290	767,511
Other assets depreciation and amortization	2,083,191	308,647
Interest expense	4,573,785	1,307,370
Taxes, other	250,884	29,651
Total expenses	25,011,194	7,942,526
Loss before minority interest	(1,893,749)	(532,232)
Minority interest in (income) loss of subsidiaries	(50,898)	15,960
Net loss	$(1,944,647)	$(516,272)

Net loss per common share-basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	82,288,243	40,622,000

Cash Flow Data
Cash provided by (used in) operating activities	$2,244,535	$(2,392,118)
Cash used by investing activities	(86,317,737)	(39,881,947)
Cash provided by financing activities	73,827,960	49,075,121

	As of December 31,
	2006	2005(a)
Balance Sheet Data
Cash and cash equivalents	$1,735,396	$11,980,638
Other current assets	12,728,588	7,274,869
Oil and natural gas properties, net (using full cost accounting)	161,294,155	68,960,754
Other property and equipment, net	9,221,228	3,610,138
Other assets	27,407,825	24,995,746
Total assets	$212,387,192	$116,822,145

Current liabilities	$18,117,955	$17,341,431
Long-term debt, net of current maturities	54,538,138	42,794,862
Redeemable convertible preferred stock	-	59,925
Shareholders’ equity	139,731,099	56,625,927
Total liabilities and shareholders’ equity	$212,387,192	$116,822,145

(a) We acquired Aurora Energy, Ltd. ("Aurora") on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora. The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. As a result of the reverse merger, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence Resources Corporation (now known as Aurora Oil & Gas Corporation) businesses have been included in the financial statements from the date of acquisition. The common stock per share information in the consolidated financial statements for the years ended December 31, 2006, and 2005, and related notes have been retroactively adjusted to give effect to the reverse merger on October 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Historical Financial Data” and the consolidated financial statements and related notes included elsewhere in this document. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this document.

Executive Summary

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

We commenced operations in 1969 to explore and mine natural resources under the name Royal Resources, Inc. In July 2001, we reorganized our business to pursue oil and gas exploration and development opportunities and changed our name to Cadence Resources Corporation. We acquired Aurora Energy, Ltd. ("Aurora") on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora. The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. The Aurora executive management team also assumed management control at the time the merger closed, and we moved our corporate offices to Traverse City, Michigan.

As a result of the reverse merger, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence Resources Corporation businesses have been included in the consolidated financial statements from the date of acquisition. Effective May 11, 2006, Cadence Resources Corporation amended its articles of incorporation to change the parent company name to Aurora Oil & Gas Corporation.

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

Highlights

For the year ended December 31, 2006, we continued to execute our strategy of focusing on lower risk shale development projects. As of December 31, 2006, our leasehold acres (both developed and undeveloped) were 1,216,780 (689,891 net) which represent a 89% increase over our December 31, 2005 net acres. Of the 401,316 (325,801 net) leasehold acres acquired in 2006, 78,480 net acres were in the Antrim shale play and 169,460 net acres were in the New Albany shale play with the balance in Other areas.

With regard to our strategy to generate growth through drilling, we drilled or participated in 209 (112 net) wells for the year ended December 31, 2006. As of December 31, 2006, we had 455 (213 net) producing wells and 105 (59 net) wells awaiting hook-up. We also continued our strategy to have greater control over our projects by operating 220 (204 net) wells, thus, operating 39% of our gross wells. We also supplemented our drilling strategy with the Hudson properties acquisition. This acquisition increased our proved reserves by approximately 23 bcfe in the Antrim shale play.

We began 2006 with estimated proved reserves of 64 bcfe and at December 31, 2006 had 153 bcfe, an increase of 89 bcfe, or 139%. Of the 153 bcfe in estimated proved reserves, 150 bcfe was from the Antrim shale play, and two bcfe was from the New Albany shale play with the balance in Other areas.

Oil and natural gas production for 2006 was 2,653,427 mcfe, or 253% over the 751,039 mcfe produced in 2005. During 2006, production was hampered by curtailments on a third-party processing facility and delays bringing wells into production. The Company recently completed construction of our own processing facility and built an alternative pipeline route in response to the curtailment. Our average daily production for December 2006 was 8,150 mcfe per day.

In order to reduce exposure to fluctuations in the price of natural gas, we will periodically enter into financial arrangements with a major financial institution. We have entered into a financial swap contract for 5,000 mmbtu per day at a fixed price of $8.59 per mmbtu covering the period of April 2006 through March 2007 and another financial swap contract on July 14, 2006 for 5,000 mmbtu per day at a fixed price of $9.00 per mmbtu for the period from April 2007 through December 2008. On January 29, 2007, we entered into a costless collar contract for 2,000 mmbtu per day with a ceiling price of $9.00 per mmbtu and a floor price of $7.55 per mmbtu for the period from April 1, 2007, through December 31, 2008.

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

From late December 2005 through early February 2006, we reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement, and pursuant to other exercises of outstanding options, an additional 20,573,422 shares were issued during the year ended December 31, 2006 representing 15,823,457 shares issued for cash proceeds of $18,301,949 and 4,749,965 shares issued pursuant to cashless exercises of the applicable warrants or options. In December 2006, three officers of the Company rescinded option exercises for 600,000 shares each. The option exercise price of $249,000 was returned to each of these officers and, in exchange, each officer surrendered 600,000 shares of common stock.

We closed on the public offering of 16 million shares on November 7, 2006 and received net proceeds of approximately $44.4 million, which were utilized to repay amounts outstanding under the senior secured credit facility. The 30-day over-allotment option granted to the underwriters for the purchase of 3.6 million additional shares was exercised and closed on November 13, 2006, and we received net proceeds of approximately $10.2 million.

RESULTS OF OPERATIONS
Operating Statistics

The following table sets forth certain key operating statistics for the years ended December 31, 2006, and 2005:

			Increase (Decrease)
	2006	2005	Amount	Percent
Total net acreage held
Antrim shale	154,643	78,163	76,480	98%
New Albany shale	441,351	271,891	169,460	62%
Other	93,897	14,036	79,861	569%
Total	689,891	364,090	325,801	90%

Net wells drilled
Antrim shale	93	105	(12)	(11%)
New Albany shale (“NAS”)	7	-	7	100%
Other	5	1	4	400%
Dry	7	7	-	-
Total	112	113	(1)	(1%)

Total net wells
Antrim - producing	199	110	89	81%
Antrim - awaiting hookup	51	52	(1)	(2%)
NAS - producing	1	-	1	100%
NAS - awaiting hookup	7	2	5	250%
Other - producing	14	13	1	8%
Other -awaiting hookup	1	6	(5)	(83%)
Total	273	183	90	49%

Production
Natural gas (mcf)	2,517,897	687,271	1,830,626	266%
Crude oil (bbls)	22,588	10,628	11,960	113%
Natural gas equivalent	2,653,427	751,039	1,902,388	253%

Average daily production
Natural gas (mcf)	6,898	1,883	5,015	266%
Crude oil (bbls)	62	29	33	113%
Natural gas equivalent	7,270	2,057	5,213	253%

Average sales prices
Natural gas (mcf)	$8.02	$9.00	$(0.98)	(11%)
Crude oil (bbl)	$61.95	$52.54	$9.41	18%
Natural gas equivalent	$8.14	$8.98	$(0.84)	(9%)

Production revenue
Natural gas	$20,192,366	$6,184,989	$14,007,377	226%
Crude oil	1,399,445	558,455	840,990	151%
Total	$21,591,811	$6,743,444	$14,848,367	220%

Production expense	$7,155,450	$2,093,840	$5,061,610	242%
Average production expenses ($ per mcfe)
Production taxes	$0.33	$0.67	$(0.34)	(51%)
Post-production expenses	0.55	0.50	0.05	10%
Leasing operating expenses	1.82	1.62	0.20	12%
	$2.70	$2.79	$0.09	(3%)

Number of employees	90	36	54	150%

Year Ended December 31, 2006, compared with Year Ended December 31, 2005

General. For the year ended December 31, 2006, the Company had a net loss of $1.9 million, or $(0.02) per diluted common share, on total revenues of $23.1 million. This compares to a net loss of $0.5 million, or $(0.01) per diluted common share, on total revenue of $7.4 million during the year ended December 31, 2005. The $15.7 million increase in revenue represents our initial steps as an early stage developer of oil and natural gas properties.

Oil and Natural Gas Sales. During 2006, oil and natural gas sales were $21.6 million compared to $6.7 million in the 2005. The Company produced 2,653,427 mcfe at a weighted average price of $8.14 compared to 751,039 mcfe at a weighted average price of $8.98. This increase in production was due to new wells placed on-line, acquisition of additional working interest in the Hudson properties and the producing assets from the Cadence reverse merger. We had 213 net wells producing as of December 31, 2006 as compared to 123 net wells producing as of December 31, 2005. The weighted average price included $2.7 million of realized gains from the gas derivative contract entered into 2006. Production from the Antrim shale play represented approximately 88% of our oil and natural gas revenue for the 2006.

The following table summarizes our oil and natural gas revenue by play/trend in the periods set forth below:

	Year Ended December 31, 2006		Year Ended December 31, 2005
Play/Trend	(mcfe)	Amount	(mcfe)	Amount
Antrim	2,353,691	$18,948,300	649,660	$6,139,670
New Albany	28,517	190,079	11,079	94,620
Other	271,219	2,453,432	90,300	509,154
Total	2,653,427	$21,591,811	751,039	$6,743,444

Other Revenues. Other revenues increased by $0.9 million, or 129% to $1.5 million in 2006 from $0.7 million in 2005. This increase is attributed to two acquisitions in 2006. The first acquisition is the Hudson gas properties with pipeline business component and the second acquisition is Bach which provides oil and natural gas field services.

Production Taxes. Production taxes were $0.9 million in 2006 compared to $0.5 million in 2005. This increase is attributed to new wells being added and production growth of existing wells. On a unit of production basis, production taxes were $0.33 per mcfe in 2006 compared to $0.67 per mcfe in 2005.

Production and Lease Operating Expenses. Our production and lease operating expenses include services related to producing oil and natural gas, such as post production costs, including marketing and transportation, and expenses to operate the wells and equipment on producing leases.

Production and lease operating expenses were $6.3 million in 2006 compared to $1.6 million in 2005. On a unit of production basis, production and lease operating expenses were $2.37 per mcfe in 2006 compared to $2.11 per mcfe in 2005. The increase in 2006 was primarily attributable to higher energy costs, higher pumping costs, repair and maintenance associated with compressors and pumps, and road and location maintenance. On a component basis, post-production expenses were $1.5 million, or $0.55 per mcfe in 2006 compared to $0.4 million or $0.50 per mcfe in 2005 and lease operating expenses were $4.8 million, or $1.82 per mcfe in 2006 compared to $1.2 million, or $1.62 per mcfe in 2005.

Production and lease operating expenses for operated properties were $2.22 per mcfe in 2006 compared to $1.53 per mcfe in 2005. Non-operated production and lease operating expenses were $2.77 per mcfe in 2006 compared to $2.36 in 2005.

Pipeline Operating Expense and Field Services Expenses. Pipeline operating expenses were $0.6 million in 2006 compared to no expense in 2005 which are attributable to the Hudson acquisition. Field services expenses were $0.1 million in 2006 compared to no expense in 2005 which are attributable to the Bach acquisition.

General and Administrative Expenses. Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, consulting fees and office related expense. General and administrative expenses in 2006 increased by $4.1 million, or 119%, from 2005. This increase is the result of executing our growth strategy as well as costs of becoming and maintaining a public entity. This has resulted in substantial increases in employees and related costs, legal and accounting services related to SEC filings as well as increased consulting services. General and administrative expenses in 2005 primarily reflected Aurora as a private entity.

Payroll and related costs increased by $2.1 million to $4.6 million in 2006. This included stock-based compensation of $2.2 million in 2006 which consists of $0.8 million for directors, $0.8 for senior management and $0.6 for employees. Fiscal year 2005 did not have any stock-based compensation. We incurred $1.8 million in legal, accounting and other consulting services as a result of our growth strategy including development costs associated with becoming a public entity and on-going public costs.

The Company follows the full cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We capitalized certain internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. During the year ended December 31, 2006, we capitalized $1.4 million of payroll and benefit costs to oil and natural gas properties.

Oil and Natural Gas Depletion, Depreciation and Amortization (“DD&A”). DD&A of oil and natural gas properties was $2.7 million and $0.8 million during 2006 and 2005, respectively. DD&A is a function of capitalized costs in the full cost pool and related underlying reserves in the periods presented. This increase is the result of $81.5 million being added to proved properties in the full cost pool, production growth, and the underlying reserves increasing by 89 bcfe. The average DD&A cost per mcfe was $1.01 and $1.02 in 2006 and 2005, respectively

Other Assets Depreciation and Amortization (“D&A”). D&A of other assets was $2.1 million in 2006, compared to $0.3 million in 2005. This increase was primarily the result of intangible assets amortization of $1.5 million connected with the Cadence merger, pipeline depreciation of $0.3 million related to the 2006 Hudson pipeline acquisition and $0.3 million depreciation related to other property and equipment.

Interest Expense. Interest expense was $4.6 million in 2006, compared to $1.3 million in 2005. This increase is due to higher utilization of debt to continue our growth strategy of acquiring and developing operating interests in the Antrim shale and the New Albany shale.

Taxes, Other. Tax expense was $0.3 million in 2006, compared to $29,651 in 2005. This increase represents state taxes on Texas and Louisiana properties, as well as real and personal property taxes in Michigan.

LIQUIDITY AND CAPITAL RESOURCES

We expect to fund our growth strategy using a combination of debt, existing cash balances, internally generated cash flows from natural gas production, and the proceeds from the 2006 equity offering. Our 2007 capital budget for drilling and related well work and infrastructure is estimated to be approximately $105.6 million with an anticipated participation in 410 (228 net) wells. Our 2007 capital budget for leasehold interest and property acquisitions is estimated to be approximately $9 million and $1.0 million, respectively. We believe that the proceeds of the 2006 equity offering, our available credit facilities and our operating cash flow will be sufficient to fund our operations and capital expenditures for the next 12 months. However, future cash flows are subject to a number of variables, including the level of production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Our mezzanine financing is a $50 million credit facility with Trust Company of the West (“TCW”) for the Michigan Antrim shale drilling program. It has a maturity date of September 30, 2009. Borrowings under the TCW credit facility as of December 31, 2006 were $40 million with available borrowing capacity of $10 million. The interest rate is fixed at 11.5% per year, calculated and payable in arrears. Beginning September 28, 2006 and quarterly thereafter, the required principal payment is 75% (100% if coverage deficiency or default occurs) of Adjusted Net Cash Flow determined by deducting applicable operating expenses and capital expenditures from gross revenue. The TCW borrowing base is subject to semi-annual re-determination and certain other re-determinations based upon several factors. The borrowing base is impacted by, among other factors, the fair value of our natural gas reserves that are pledged to TCW. Changes in the fair value of our oil and natural gas reserves are caused by changes in prices for natural gas and crude oil, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could cause us to be unable to meet certain facility covenants, which could result in a reduction in our borrowing base. The TCW loan agreement prohibits the declaration or payment of dividends and contains certain covenants. As of December 31, 2006, we were in compliance with all of the applicable covenants.

Our senior secured credit facility is a $100 million senior secured credit facility with BNP Paribas (“BNP”). The initial borrowing base under this facility was $40 million. As proved reserves are added, this borrowing base may increase to $50 million without TCW consent, and $100 million with TCW consent. This facility matures the earlier of January 31, 2010 or 91 days prior to the maturity of the mezzanine credit facility. This facility provides for borrowings tied to prime rate or LIBOR plus 1.25 to 2.0% depending on the borrowing base utilization that we select. As of December 31, 2006, interest on borrowings under our senior credit facility had a weighted average interest rate of 6.625%. A required semi-annual reserve report may result in an increase or decrease in credit availability.

On July 14, 2006, the senior secured credit facility was amended in the following manner: 1) the credit availability was increased to $50 million, and 2) the trailing 12-month interest coverage ratio covenant was amended to defer this requirement until the fourth quarter of 2006, and to provide for a reduced ratio for that quarter. On September 22, 2006, the Company agreed that BNP could establish a syndication thereby allowing various financial institutions to participate under the senior secured credit facility. In addition, effective December 21, 2006, the senior secured credit facility was amended to eliminate the interest coverage ratio covenant for the fiscal quarter ending December 31, 2006, and to modify the 2007 fiscal quarters’ interest coverage ratio covenants. At December 31, 2006, our total borrowings under this facility were $10 million.

The senior secured credit facility contains, among other things, certain covenants relating to restricted payments, loans or advances to others, additional indebtedness, and incurrence of liens. It also provides for the maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios). As of December 31, 2006, we were in compliance with all of the applicable covenants.

Our short-term line of credit is a $5 million revolving line of credit with Northwestern Bank for general corporate purposes. At December 31, 2006, our total borrowings under this facility were $0.4 million with available borrowing capacity of $4.6 million. The interest rate is the prime rate with interest payable monthly in arrears. Principal is payable at the expiration of the line of credit, October 15, 2007.

From late December 2005 through early February 2006, we reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a 6-month lock-up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement and pursuant to other exercises of outstanding options, an additional 20,573,422 shares were issued during the year ended December 31, 2006, representing 15,823,457 shares issued for cash proceeds of $18,301,949, and 4,749,965 shares issued pursuant to cashless exercises of the applicable and other warrants or options. In December 2006, three officers of the Company rescinded option exercises for 600,000 shares each. The option exercise price of $249,000 was returned to each of these officers and, in exchange, each officer surrendered 600,000 shares of common stock.

We closed on the public offering of 16 million shares on November 7, 2006, and received net proceeds of approximately $44.4 million, which were utilized to repay amounts outstanding under the senior secured credit facility. The 30-day over-allotment option granted to the underwriters for the purchase of 3.6 million additional shares was exercised and closed on November 13, 2006, and we received net proceeds of approximately $10.2 million. We expect to use the net proceeds primarily to fund exploration and development activities.

Our total capitalization was as follows:

	As of December 31
	2006	2005
Short-term bank borrowings	$542,788	$6,210,000
Obligations under capital lease	17,096	11,085
Notes payable	280,321	69,833
Mortgage payable	3,175,298	2,865,477
Mezzanine financing	40,000,000	40,000,000
Senior secured credit facility	10,000,000	-
Total debt	54,015,503	49,156,395
Redeemable convertible preferred stock	-	59,925
Shareholders’ equity	139,731,099	56,625,927
Total capitalization	$193,746,602	$105,842,247

Cash Flows from Operating Activities

Cash provided by operating activities was $2.2 million in 2006, compared to cash used of $2.4 million in 2005. This $4.6 million increase in net cash provided by operating activities was substantially due to a 220% increase in production revenues. See “Results of Operations” for discussion of changes in revenues and expenses. Non-cash charges increased due to higher depreciation, depletion and amortization as well as recognition of stock-based compensation in 2006. Changes in current operating assets and liabilities decreased cash flow from operations by $4.0 million.

Operating cash flows are impacted by many variables, the most significant of which is the volatility of prices for natural gas and oil produced. Prices for these commodities are determined primarily by prevailing market conditions. As of December 31, 2006, we have entered into the following financial hedges: (i) 5,000 mmbtu/day at a price of $8.59 per mmbtu through March 2007 and (ii) 5,000 mmbtu per day at a price of $9.00 per mmbtu from April 2007 through December 2008. On January 29, 2007, we entered into a zero cost collar contract for 2,000 mmbtu per day with a cap price of $9.00 per mmbtu and a floor price of $7.55 per mmbtu for the period from April 1, 2007, through December 31, 2008. Based on our December 31, 2006 production exit rate of 8,600 mcfe per day, we have 58% of our existing production hedged through March, 2007 and beginning April 2007, we will have 81% of our existing production hedged with a floor price of $8.59 per mmbtu.

Cash Flows used in Investing Activities

Cash flows used in investing activities was $86.3 million in 2006, compared to $39.9 million in 2005. The following table describes our significant investing transactions that we completed in the periods set forth below:

	Year Ended December 31
	2006	2005
Acquisitions of leasehold
Antrim shale	$7,138,014	5,747,079
New Albany shale(a)	16,143,356	8,488,834
Other	3,556,327	4,047,089

Drilling and development of oil and natural gas properties
Antrim shale	22,088,181	22,127,354
New Albany shale	3,050,097	9,422
Other	2,561,400	321,416

Infrastructure properties
Antrim shale	12,035,440	6,523,298
New Albany shale	1,934,415	105,770
Other	378,566	-

Acquisitions of oil and natural gas properties	24,011,335	-
Acquisitions/additions for pipeline, property and equipment	4,111,780	4,523,706
Other, net	855,070	485,741
Subtotal of capital expenditures	$97,863,981	$52,379,709

Sale of oil and natural gas properties(a)	(11,489,456)	(11,504,428)
Other, net	(56,788)	(36,314)
Net cash acquired in merger	-	(957,020)
Subtotal of capital divestitures	$(11,546,244)	$(12,497,762)

Total	$86,317,737	$39,881,947

(a) On February 2, 2006, Aurora closed an acquisition of certain New Albany shale acreage located in Indiana, commonly called the Wabash project. Aurora acquired 64,000 acres of oil and natural gas leases from Wabash Energy Partners, L.P. for a purchase price of $11,840,000. The Company was required to deposit into escrow for the sellers $3.2 million in 2005. Aurora then sold half its interest in a combined 95,000 acre lease position in the Wabash project to New Albany-Indiana, L.L.C., an affiliate of Rex Energy Operating Corporation (“Rex”) for a sale price of $10,500,000. Rex placed $3.5 million in an escrow account in 2005 as a deposit until the closing in February 2006. Internal funds of Aurora were used to pay the net transaction cost of these transactions.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $73.8 million in 2006 compared to $49.1 million in 2005. Cash flows provided in 2006 included: 1) $60.0 million of senior secured credit borrowing, of which, $27.6 million was paid directly for the Hudson acquisition; 2) $54.5 million of proceeds from public equity offering; and 3) $17.6 million of net proceeds received from exercise of common stock options and warrants and rescission of certain officer exercised stock options. Cash flows used in 2006 included: 1) net pay-down of $5.8 in short-term bank borrowings; 2) $50.0 million pay-down of the senior secured credit facility; 3) pay-down of $0.1 million in mortgage obligations; and 4) payment of $2.5 million in financing fees.

Cash flows provided by financing activities in 2005 included: 1) $14.7 million of proceeds received from sales of common stock; 2) $30.0 million of mezzanine borrowing; 3) $2.9 million of mortgage obligation to purchase office space; and 4) $5.8 million of net short-term bank borrowings. Cash flows used by financing in 2005 included: 1) pay-off of $2.9 million of certain related-party notes; 2) distributions of $0.8 million to minority interest members for their proportionate share of the El Paso sale proceeds; and 3) pay-down of $0.5 million in financing fees.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described in the notes to the consolidated financial statements. We believe that the reported financial results are reliable and the ultimate actual results will not differ materially from those reported. Uncertainties associated with the methods, assumptions and estimates underlying our critical accounting measurements are discussed below.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and to evaluate the full cost pool in the ceiling test analysis.

Oil and Gas Properties

The Company utilizes the full cost method of accounting for oil and natural gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration, and development activities of oil and natural gas, including costs of unsuccessful exploration and overhead charges directly related to acquisition, exploration, and development activities, are capitalized. The Company is currently participating in oil and natural gas exploration and development projects in the Antrim shale of Michigan and the New Albany shale of southern Indiana and western Kentucky. Thus, all capitalized costs of oil and natural gas properties considered proven, are amortized on the unit-of-production method using estimates of proven reserves. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and natural gas properties unless the sale represents a significant portion of oil and natural gas properties and the gain or loss significantly alters the relationship between capitalized costs and proven reserves.

Capitalized costs of oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year-end prices of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Oil and Gas Reserves

Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs, and workover and remedial costs, all of which may, in fact, vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from there may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues, and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Many factors will affect actual net cash flows, including the following: the amount and timing of actual production; supply and demand for natural gas; curtailments or increases in consumption by natural gas purchasers; and changes in governmental regulations or taxation.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), to account for stock-based employee compensation. Among other items, SFAS No. 123R eliminates the use of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the financial statements over the vesting period.

For the year ended December 31, 2006, the Company recorded stock-based compensation of $2,663,814 under the 2006 Stock Incentive Plan and 1997 Stock Option Plan, as well as a certain employment agreement. Of that amount, $2,206,801 has been included in general and administrative expense on the consolidated statement of operations and $457,013 has been capitalized in oil and natural gas properties. The impact on future net income is estimated to be $3,411,000 recognized over the applicable requisite service period of approximately 3 years.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. At December 31, 2006, the Company had approximately $34.3 million of net operating loss carryforwards which expire between 2010 and 2026.

SIGNIFICANT ACCOUNTING PRINCIPLES RELATING TO THE MERGER

As a result of the reverse merger, we were required to conform certain of Cadence’s accounting principles to the accounting principles used by Aurora prior to the merger. This was required because Aurora was considered to be the accounting acquirer. Our financial statements for the year ended December 31, 2005 were prepared using these accounting principles. A summary of these accounting principles is as follows:

•	Aurora is treated as the acquirer in the merger for accounting purposes, and accordingly, reverse acquisition accounting is applied to the business combination.

•
We measured the cost of the business acquired in the merger by reference to the fair value of the target's securities (i.e., shares of Cadence common stock, including outstanding options and warrants to purchase such shares) at the date of the merger agreement, January 31, 2005. The fair value was determined to be approximately $41,500,000.

•
We uniformly apply the full cost method to all of our oil and natural gas operations. Accordingly, the financial statements include a net upward adjustment to the Cadence assets in the amount of $774,912 to capitalized costs previously expensed by Cadence under the successful efforts method. This increased capitalized costs was used to recalculate depreciation on the new asset base.

•
In accounting for stock-based compensation for the year ended December 31, 2005, we continued to use the intrinsic value method under APB Opinion 25. For the year ending December 31, 2006, we will use FAS No. 123(R). Aurora stock options outstanding as of the date of the merger are not accounted for under APB Opinion 25 or FAS 123 because these options were fully vested at the time of the merger. Their fair value was included in the cost of the business acquired, as discussed above.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7. FINANCIAL STATEMENTS

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aurora Oil & Gas Corporation and Subsidiaries
Traverse City, Michigan

We have audited the accompanying consolidated balance sheets of Aurora Oil & Gas Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Oil & Gas Corporation and Subsidiaries as of December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006.

RACHLIN COHEN & HOLTZ LLP

Miami, Florida
March 13, 2007

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,735,396	$11,980,638
Accounts receivable
Oil and natural gas sales	4,082,231	2,409,675
Joint interest owners	3,079,715	4,380,606
Notes receivable
Related party	-	35,720
Other	341,698	208,626
Drilling advances	1,408,860	-
Prepaid expenses and other current assets	264,024	240,242
Short-term derivative instruments	3,552,060	-
Total current assets	14,463,984	19,255,507

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, using full cost accounting:
Proved properties	121,178,499	39,643,003
Unproved properties	41,847,526	37,279,889
Properties held for sale	8,896,568	-
Less: accumulated depletion and amortization	(10,628,438)	(7,962,138)
Total oil and natural gas properties, net	161,294,155	68,960,754
Pipelines	4,881,240	-
Other property and equipment	5,093,777	3,723,918
Less: accumulated depreciation	(753,789)	(113,780)
Total property and equipment, net	170,515,383	72,570,892

OTHER ASSETS:
Long-term derivative instruments	1,668,573	-
Deposits on purchase of oil and natural gas properties	-	3,206,102
Goodwill	19,373,264	15,973,346
Intangibles (net of accumulated amortization of
$2,946,250 and $1,407,083, respectively)	2,008,750	3,197,917
Other investments	985,706	1,855,977
Debt issuance costs (net of accumulated amortization
of $892,535 and $79,096, respectively)	2,363,898	723,993
Other	1,007,634	38,411
Total other assets	27,407,825	24,995,746

TOTAL ASSETS	$212,387,192	$116,822,145

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,701,464	$5,489,657
Accrued exploration, development, and leasehold costs	11,587,850	1,980,922
Short-term bank borrowings	542,788	6,210,000
Current portion of obligations under capital leases	8,868	8,823
Current portion of note payable - related party	-	69,833
Current portion of note payable - other	161,774	-
Current portion of mortgage payable	95,828	72,877
Drilling advances	19,383	-
Deposit on sale of oil and natural gas properties	-	3,509,319
Total current liabilities	18,117,955	17,341,431

LONG-TERM LIABILITIES:
Obligations under capital leases, net of current portion	8,228	2,262
Asset retirement obligation	1,331,893	-
Notes payable	118,547	-
Mortgage payable	3,079,470	2,792,600
Senior secured credit facility	10,000,000	-
Mezzanine financing	40,000,000	40,000,000
Total long-term liabilities	54,538,138	42,794,862
Total liabilities	72,656,093	60,136,293

COMMITMENTS, CONTINGENCIES and SUBSEQUENT EVENT (Notes 11 and 16)

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Authorized 20,000,000 shares; outstanding none
and 34,984 shares, respectively	-	59,925

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 250,000,000
shares; issued and outstanding 101,412,966 shares
and 61,536,261, respectively	1,014,130	615,363
Additional paid-in capital	138,105,626	58,670,698
Accumulated other comprehensive income	5,220,633	-
Accumulated deficit	(4,609,290)	(2,660,134)
Total shareholders' equity	139,731,099	56,625,927

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$212,387,192	$116,822,145

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
REVENUES:
Oil and natural gas sales	$21,591,811	$6,743,444
Pipeline transportation and marketing	1,179,431	-
Field service and sales	125,611	-
Interest and other	220,592	666,850
Total revenues	23,117,445	7,410,294

EXPENSES:
Production taxes	877,319	506,635
Production and lease operating expense	6,278,131	1,587,205
Pipeline operating expense	643,963	-
Field services expense	90,913	-
General and administrative expense	7,531,718	3,435,507
Oil and natural gas depletion and amortization	2,681,290	767,511
Other assets depreciation and amortization	2,083,191	308,647
Interest expense	4,573,785	1,307,370
Taxes, other	250,884	29,651
Total expenses	25,011,194	7,942,526

LOSS BEFORE MINORITY INTEREST	(1,893,749)	(532,232)

MINORITY INTEREST IN (INCOME)
LOSS OF SUBSIDIARIES	(50,898)	15,960

NET LOSS	$(1,944,647)	$(516,272)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	82,288,243	40,622,000

Supplemental Information

Net loss for the years ended December 31, 2006, and 2005, included stock-based compensation expense of $2,206,801 and none, respectively, under Statement of Financial Accounting Standards No. 123 (revised 2004). See Note 3 “Common Stock Options” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,
	2006		2005
	Shares	Amount	Shares	Amount
COMMON STOCK:
Balance, beginning	61,536,261	$615,363	13,775,933	$13,776
Cashless exercise of stock options and warrants	3,280,105	32,801	245,068	2,451
Conversion of redeemable convertible preferred stock to common stock	34,984	349	298,050	298
Issuance of stock in private placement, net of commissions and fees	-	-	4,972,200	4,972
Exercise of stock options prior to merger	-	-	10,000	10
Issuance of stock in connection with the merger between Cadence and Aurora	-	-	39,592,510	567,431
Exercise of stock options and warrants	15,823,457	158,235	2,642,500	26,425
Issuance of stock in connection with public equity offering	19,600,000	196,000	-	-
Issuance of stock in connection with an acquisition	1,378,299	13,783	-	-
Issuance of stock to officers and directors in lieu of compensation	90,000	900
Issuance of stock to related parties in lieu of commission relating to exercise of warrants	1,469,860	14,699	-	-
Rescission of stock option exercises by certain officers	(1,800,000)	(18,000)	-	-
Balance, end	101,412,966	$1,014,130	61,536,261	$615,363
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning		58,670,698		8,183,025
Cashless exercise of stock options and warrants		(32,801)		(2,451)
Conversion of redeemable convertible preferred stock to common stock		59,576		148,727
Issuance of stock in private placement, net of commissions and fees				11,020,028
Exercise of stock options prior to merger				7,490
Issuance of stock in connection with merger between Cadence and Aurora				35,706,179
Stock-based compensation		2,663,814		-
Exercise of stock options and warrants		18,143,714		3,607,700
Issuance of stock in connection with public equity offering		54,309,807		-
Issuance of stock in connection with an acquisition		4,686,217		-
Issuance of stock to officers and directors in lieu of compensation		348,300
Issuance of stock to related party in lieu of commission relating to exercise of warrants		(14,699)		-
Rescission of stock option exercises by certain officers		(729,000)		-
Balance, end		$138,105,626		$58,670,698
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning		-		-
Unrealized gains on derivative instruments		7,903,933		-
Recognition of gain on derivative instruments		(2,683,300)		-
Balance, end		$5,220,633		-
ACCUMULATED DEFICIT:
Balance, beginning		(2,660,134)		(2,099,522)
Dividends accrued on redeemable convertible preferred stock		(4,509)		(44,340)
Net loss		(1,944,647)		(516,272)
Balance, end		(4,609,290)		(2,660,134)
TOTAL SHAREHOLDERS' EQUITY		$139,731,099		$56,625,927

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net loss	$(1,944,647)	$(516,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,764,481	1,076,158
Amortization of debt issuance costs	813,715	79,096
Accretion of asset retirement obligation	74,097	-
Stock-based compensation	2,206,801	-
Equity loss of other investments and other	329,902	116,372
Changes in operating assets and liabilities, net of effects of merger and acquisitions:
Accounts receivable	532,765	(3,827,537)
Drilling advance, net	(1,389,477)	(387,175)
Prepaid expenses	(66,173)	41,634
Other assets	(1,052,297)	-
Accounts payable and accrued liabilities	(2,024,632)	1,025,606
Net cash provided by (used in) operating activities	2,244,535	(2,392,118)
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of oil and natural gas properties	(42,048,099)	(29,087,260)
Leasehold expenditures, net	(26,837,697)	(18,283,002)
Acquisition of oil and natural gas properties	(24,011,335)	-
Sale of oil and natural gas properties	11,489,456	11,504,428
Acquisitions/additions for pipeline, property and equipment	(4,111,780)	(4,523,706)
Additions in other investments	(855,070)	(485,741)
Other, net	56,788	36,314
Net cash acquired in merger	-	957,020
Net cash used in investing activities	(86,317,737)	(39,881,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term bank borrowings (payments)	(5,775,628)	5,860,000
Advances on senior secured credit facility	60,000,000	-
Payments on senior secured credit facility	(50,000,000)	-
Advances on mezzanine financing	-	30,000,000
Advances (payments) on mortgage obligations	(73,205)	2,865,477
Payments of financing fees on credit facilities	(2,452,786)	(508,542)
Distributions to minority interest members	-	(805,000)
Net proceeds from sales of common stock	54,505,807	14,666,625
Net proceeds from exercise of options and warrants	17,554,949	-
Dividends paid on preferred stock	(20,250)	(44,340)
Other, net	89,073	(2,959,099)
Net cash provided by financing activities	73,827,960	49,075,121
Net (decrease) increase in cash and cash equivalents	(10,245,242)	6,801,056
Cash and cash equivalents, beginning of the period	11,980,638	5,179,582
Cash and cash equivalents, end of the period	$1,735,396	$11,980,638
NONCASH FINANCING AND INVESTING ACTIVITIES:
Oil and natural gas properties asset retirement obligation	$1,257,796	$-
Accrued exploration and development costs on oil and natural gas properties	11,161,730	1,464,032
Accrued leasehold costs	426,120	516,890
Properties acquired in connection with Cadence merger in exchange for equity
—Oil and natural gas properties, net		14,647,614
—Intangibles and goodwill		20,578,346
—Other investments		1,701,238
Field service acquisition through common stock issuance including $600,000 of unproven leasehold	4,686,217	-
Pipeline acquisition, transfer of investment to pipeline assets	1,100,973	-
Oil and natural gas properties capitalized stock-based compensation	457,013	-
CASH PAID FOR INTEREST	$7,286,611	$2,215,745

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF BUSINESS

Effective May 11, 2006, Cadence Resources Corporation (“Cadence”) and its wholly owned subsidiaries (collectively, the “Company”) amended its articles of incorporation to change its name to Aurora Oil & Gas Corporation (“AOG”). The Company is an oil and natural gas corporation engaged in the exploration, acquisition, development, production, and sale of natural gas and crude oil. The Company generates most of its revenue from the production and sale of natural gas. The Company is currently focused on acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim shale and the New Albany shale of Indiana and Kentucky.

On October 31, 2005, the Company (formerly Cadence) acquired Aurora Energy, Ltd. (“Aurora”) through the merger of a wholly-owned subsidiary with and into Aurora. As a result of the merger, Aurora became a wholly-owned subsidiary. The merger has been accounted for as a reverse acquisition using the purchase method of accounting. See Note 2 “Merger with Aurora Energy, Ltd.” for complete discussion of the merger.

The Company uses different strategies for natural gas sales depending on the location of the field and the local markets. In most cases, the Company connects to nearby high pressure transmission pipelines. To cover a portion of the existing production, the Company entered into a firm delivery gas contract to be effective for the period April 1, 2006, through March 31, 2007, for the delivery of 5,000 mmbtu per day. The Company will be paid $0.01 per mmbtu less than the published index for this gas. The Company also has five other base contracts for the sale of natural gas. The Company sets the firm delivery volume obligation under these contracts on either a monthly or a daily basis with the amount of the obligation varying from month to month or day to day. As new wells come online and production volume increases, new production will be sold in the spot markets or under the base contracts.

As an independent oil and natural gas producer, the Company’s revenue, profitability, and future rate of growth are substantially dependent on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile, and it is likely that oil and natural gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and access to capital and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2.	MERGER WITH AURORA ENERGY, LTD.

On October 31, 2005, the Company (formerly Cadence) acquired Aurora through the merger of a wholly-owned subsidiary with and into Aurora. As a result of the merger, Aurora became a wholly-owned subsidiary. The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that Aurora became a wholly-owned subsidiary of the Company, Aurora has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” due to the following factors: (1) Aurora’s stockholders received the larger share of the voting rights in the merger; (2) Aurora received the majority of the members of the board of directors; and (3) Aurora’s senior management, prior to the merger, dominated the senior management of the combined company.

The definitive merger agreement was executed on January 31, 2005, whereby Cadence agreed to acquire 100% of the outstanding stock and options of Aurora. Consideration in this transaction consisted of the issuance of two shares of common stock of Cadence for every one share of outstanding stock of Aurora and the issuance of two options for the purchase of stock in Cadence for each option outstanding of Aurora. The purchase price was $41,546,351 determined as follows:

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair value of Cadence’s common stock outstanding at January 31, 2005(a)	$33,951,817
Fair value of Cadence’s stock options outstanding at January 31, 2005	536,210
Fair value of Cadence’s warrants outstanding at January 31, 2005	7,058,324
Total purchase price	$41,546,351

(a) The $33,951,817 was computed as 20,702,327 shares of Cadence common stock multiplied by $1.64, the market price of Cadence common stock as of January 31, 2005, the date of the definitive merger agreement.

In recording the acquisition of Cadence, the following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company obtained third-party valuations of certain tangible and intangible assets acquired from Cadence.

Net working capital, adjusted for Cadence operating activity from date of definitive merger agreement to October 31, 2005	$4,679,078
Oil and natural gas properties and property and equipment, net	14,647,614
Investments	1,503,832
Other mineral properties	197,406
Noncompete agreements	3,265,000
Proprietary business relationships	1,340,000
Goodwill	15,973,346
Redeemable convertible preferred stock	(59,925)
$41,546,351

The following unaudited condensed pro forma results of operations reflect the pro forma combination of Aurora and Cadence as if the combination had occurred at the beginning of fiscal year 2005 compared with the historical results of operations of Aurora for the same period.

	2005
	Historical	Pro Forma
Oil and natural gas revenues	$6,743,444	$8,821,869
Production expenses	(2,093,840)	(2,846,316)
Net operating revenues	4,649,604	5,975,553

Net loss	$(516,272)	$(4,293,053)

Net loss per common share - basic and diluted	$(0.01)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	40,622,000	58,108,000

NOTE 3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the wholly-owned subsidiaries. The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. The Company also consolidates its pro rata share of oil and natural gas joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As a result of the reverse acquisition discussed in Note 2 “Merger with Aurora Energy, Ltd.,” the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora. The operations of the former Cadence businesses have been included in the financial statements from the date of acquisition. The common stock per share information in the consolidated financial statements for the year ended December 31, 2005, and related notes have been retroactively adjusted to give effect to the reverse merger on October 31, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying these financial statements include the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and to evaluate the full cost pool in the ceiling test analysis.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company’s bank accounts periodically exceed federally insured limits. As of December 31, 2006, cash in excess of FDIC limits amounted to approximately $3,123,000. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.

Accounts Receivable and Credit Policy

Accounts receivable generally consist of amounts due from the sale of oil and natural gas products and from working interest partners for their proportionate share of expenses related to certain oil and natural gas projects. The Company regularly assesses the collectibility of accounts receivable and accrues an allowance when it is believed that a receivable may not be collected. The allowance for doubtful accounts was $79,030 and $0 at December 31, 2006, and 2005, respectively.

The Company extends credit, primarily in the form of uncollateralized oil and natural gas sales and joint interest owner's receivables, to various companies in the oil and natural gas industry which results in a concentration of credit risk. The concentration of credit risk may be affected by changes in economic or other conditions within the industry and may accordingly impact the Company’s overall credit risk. However, the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which the Company extends credit. Oil and natural gas sales to the primary customer were approximately 62% and 56% of total oil and natural gas sales for the years ended December 31, 2006, and 2005, respectively.

Oil and Natural Gas Properties

The Company utilizes the full cost method of accounting for oil and natural gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration, and development activities of oil and natural gas, including costs of unsuccessful exploration and overhead charges directly related to acquisition, exploration, and development activities, are capitalized. The Company is currently participating in oil and natural gas exploration and development projects in the Antrim shale of Michigan and the New Albany shale of southern Indiana and western Kentucky. Thus, all capitalized costs of oil and natural gas properties considered proven, are amortized on the unit-of-production method using estimates of proven reserves. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and natural gas properties unless the sale represents a significant portion of oil and natural gas properties and the gain or loss significantly alters the relationship between capitalized costs and proven reserves.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capitalized costs of oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year-end prices of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Asset Retirement Obligation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” and FASB Statement No. 143 “Accounting for Asset Retirement Obligations.” Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimated the fair value of the obligation by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began. Prior to January 1, 2006, such amount was not considered material.

In general, the amount of an Asset Retirement Obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. The accretion expense is included in interest expense and the depreciation expense is included in depreciation, depletion, and amortization in the consolidated statement of operations.

The change in the ARO for the year ended December 31, 2006, is as follows:

2006

Beginning balance	$812,634
Liabilities incurred	719,229
Liabilities settled	(123,809)
Accretion expense	74,097
Revisions of estimated liabilities	(150,258)
Ending balance	$1,331,893

Pipeline, Other Property and Equipment

Pipeline, other property, and equipment are recorded at original cost and depreciated using the straight-line method over the estimated useful lives. Major improvements, replacements, and renewals are capitalized while ordinary maintenance and repairs are expensed as incurred. Long-lived assets, other than oil and natural gas properties, are evaluated annually for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses for the years ended December 31, 2006, and 2005.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the pipeline, other property, and equipment for years ended December 31, 2006, and 2005, are as follows:
	2006	2005	Useful Life in Years

Land	$78,000	$-	N/A
Buildings	3,552,392	3,165,382	40
Furniture and fixtures	328,173	265,115	5-10
Office equipment	65,781	39,579	5
Computer equipment	234,782	148,601	5
Software	188,434	85,070	3-5
Vehicles and other equipment	646,215	20,171	5
Total other property and equipment	5,093,777	3,723,918
Less accumulated depreciation	(341,198)	(113,780)
Other property and equipment, net	$4,752,579	$3,610,138

Pipelines	$4,881,240	$-	15
Less accumulated depreciation	(412,591)	-
Pipelines, net	$4,468,649	$-

Other Investments

The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. Under the equity method of accounting, the Company’s proportionate share of the investees’ net income or loss is included in the results of operations as other income. A summary of the other investments for the years ended December 31, 2006, and 2005, are as follows:

	2006	2005
Investments in unconsolidated subsidiaries:
Hudson Pipeline & Processing Co., LLC	$-	$1,224,995
GeoPetra Partners, LLC	721,596	344,502
Mineral properties	197,406	197,406
Other	66,704	89,074
	$985,706	$1,855,977

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives not to be amortized but written down, as needed, based on an impairment test that must occur at least annually or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. The amount of goodwill impairment, if any, is measured on projected discounted future operating cash flows using a 10% discount rate. Future impairment of goodwill could result if the Company’s estimated future operating cash flows are not achieved. No impairment loss was recorded for the years ended December 31, 2006, and 2005, respectively.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets

Acquired intangible assets, which consist of noncompete agreements, pending patents, and proprietary business relationships, are recorded at fair value or cost and amortized on a straight-line basis using estimated useful lives of 3 to 6 years. A summary of amortization expense over the next 5 years is as follows:

2007	$1,551,667
2008	194,584
2009	66,666
2010	66,666
2011	66,667
Thereafter	62,500
$2,008,750

Revenue Recognition

Oil and natural gas revenue is recognized as income as production is extracted and sold. Revenues from service contracts are recognized ratably over the term of the contract.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), to account for stock-based employee compensation. Among other items, SFAS No. 123R eliminates the use of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the financial statements over the vesting period.

For the year ended December 31, 2006, the Company recorded stock-based compensation of $2,663,814 under the 2006 Stock Incentive Plan, 2004 Equity Incentive Plan, and 1997 Stock Option Plan (as described in Note 10 “Common Stock Options”), as well as a certain employment agreement (as described in Note 11 “Contingencies and Commitments”). Of that amount, $2,206,801 has been included in general and administrative expense on the consolidated statement of operations and $457,013 has been capitalized in oil and natural gas properties. The impact on future net income is estimated to be approximately $3,411,000 recognized over the applicable requisite service period of approximately 3 years.

Prior to 2006, the Company applied APB No. 25 and related interpretations in accounting for its plans. Under APB 25, if the exercise price of the stock options was greater than the market value of the shares at the date of grant, no compensation cost was recognized in the consolidated financial statements. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the year ended December 31, 2005:

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2005

Net loss	$(516,272)
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(298,745)
Pro forma net loss	$(815,017)

Loss per share—basic and diluted
As reported	$(0.01)
Pro forma	$(0.02)

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income. Other comprehensive income includes income resulting from derivative instruments designated as hedging transactions. The details of comprehensive income (loss) are as follows:

	Years Ended December 31,
	2006	2005
Net Loss	$(1,944,647)	$(516,272)
Other comprehensive income:
Unrealized gains on derivative instruments	7,903,933	-
Recognition of gains on derivative instruments	(2,683,300)	-
	5,220,633	-
Comprehensive Income (Loss)	$3,275,986	$(516,272)

Income (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding plus other dilutive securities, such as stock options, warrants, and redeemable convertible preferred stock. During the years ended December 31, 2006, and 2005, stock options, warrants, and redeemable convertible preferred stock were excluded in the computation of diluted loss per share because their effect of assumed exercises or conversions was anti-dilutive.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which eliminates the exemption from applying SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly, regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously-recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption did not have an impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued Financial Staff Position (“FSP”) FAS 123(R)-4 "Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event." This FSP amends SFAS No. 123(R) addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee's control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. The adoption did not have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. FASB 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of FASB 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The Company does not believe SFAS No. 159 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff’s views regarding the process by which misstatements in financial statements are evaluated to determine whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on the Company’s consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5.	RISK MANAGEMENT ACTIVITIES

Derivative Instruments

In order to reduce exposure to fluctuations in the price of natural gas, the Company will periodically enter into financial instruments with a major financial institution. The Company has entered into swap instruments in order to hedge a portion of its production. The purpose of the swaps is to provide a measure of stability to the Company’s cash flow in meeting financial obligations while operating in a volatile natural gas market environment. The derivative reduces the Company’s exposure on the hedged volumes to decreases in commodity prices and limits the benefit the Company might otherwise receive from any increases in commodity prices on the hedged volumes.

The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment for changes in fair value, as specified in SFAS No. 133 “Accounting for Derivative Investments and Hedging Activities,” is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as natural gas revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings. The following natural gas swap contracts were in place at December 31, 2006:

Period	Natural Gas Volume per Day	Fixed Price per mmbtu	Fair Value Asset

April 2006—March 2007	5,000 mmbtu	$8.59	$1,055,835
April 2007—December 2008	5,000 mmbtu	$9.00	4,164,798
			$5,220,633

For the year ended December 31, 2006, the Company has recognized in Accumulated Other Comprehensive Income net unrealized gains of $7,903,933 on the swap contracts that have been designated as cash flow hedges on forecasted sales of natural gas. In addition, for the year ended December 31, 2006, the Company recognized $2,683,300 net gains from hedging activities included in oil and natural gas revenues. In 2005, the Company had no derivative instruments to manage price risk related to its natural gas production.

On January 29, 2007, the Company entered into a costless collar contract for 2,000 mmbtu per day with a ceiling price of $9.00 per mmbtu and a floor price of $7.55 per mmbtu for the period from April 1, 2007 through December 31, 2008.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6.	ACQUISITIONS AND DISPOSITIONS

2006 - Hudson Pipeline and Processing Co., L.L.C.

On January 31, 2006, Aurora Antrim North, L.L.C. (“North”), a wholly-owned subsidiary of Aurora, completed the acquisition of oil and natural gas leases, working interests, and interests in related pipelines and production facilities that are located in the Hudson Township area of the Michigan Antrim shale play. The interests acquired are collectively referred to as the Hudson Properties. In addition, interests in the related pipelines and production facilities were acquired by purchasing additional membership interests in Hudson Pipeline and Processing Co., L.L.C. (“HPPC”). North previously owned a working interest in the properties and a membership interest in HPPC. This acquisition increased North’s working interest in the Hudson Properties from an average of 49% to 96% and increased the membership interest in HPPC from 48.75% to 90.94%.

The total purchase price for the Hudson Properties and HPPC was approximately $27,600,000. North also acquired an additional 2.5% membership interest in HPPC effective January 1, 2006, which increased the membership interest to 93.60%.

With these increases in membership interest in HPPC, effective January 1, 2006, HPPC was converted from the equity method to being consolidated as a subsidiary in the Company’s accompanying consolidated financial statements.

2006 - Wabash Project

On February 2, 2006, Aurora closed on two Purchase and Sale Agreements with respect to certain New Albany Shale acreage located in Indiana, commonly called the Wabash project. Aurora acquired 64,000 acres of oil and natural gas leases from Wabash Energy Partners, L.P. for a purchase price of $11,840,000. The Company was required to deposit into escrow for the seller $3,200,000.

Aurora then sold half its interest in a combined 95,000-acre lease position in the Wabash project to New Albany-Indiana, L.L.C. (“New Albany”), an affiliate of Rex Energy Operating Corporation, for a sale price of $10,500,000. Pursuant to the terms of this sales agreement, $3,500,000 was placed in escrow by New Albany on behalf of the Company as a deposit until the closing in February 2006.

2006 - DeSoto Parish, Louisiana

On July 20, 2006, the Company entered into a Purchase and Sale Agreement with respect to the DeSoto Parish, Louisiana, properties to sell certain assets to BEUSA Energy, Inc. for a purchase price of $4,750,000. BEUSA Energy, Inc. is the current operator and joint interest owner in these properties. The properties included: (1) fourteen gross wells with working interest ranging from 22.5% to 45%; (2) 4,480 (1,657 net) acres; and (3) various pipelines and facilities. The effective date of the sale was July 1, 2006.

2006 - Crossroads Project, Henry, Ohio

Effective August 15, 2006, the Company agreed to assign all of its working interests in the Crossroads Project located in Henry County, Ohio, to an unrelated party. The 7.06% working interest included 15,519 (1,096 net) leasehold acres, 13 (0.92 net) wells, and pipeline assets. Aurora agreed to pay $251,225 for disposition costs but will receive future pipeline revenue over the life of the project.

2006 - Bach

On October 6, 2006, the Company closed on the purchase of all assets of Bach Enterprises, Inc., certain assets owned by Bach Energy, LLC, and a limited liability company known as Kingsley Development LLC (together “Bach”). Bach is primarily an oil and natural gas service company. The Company has been working exclusively with Bach as a service business in Michigan for several years. Services they have provided include building compressors, CO2 removal, pipelining, and facility construction. The purchase price included common stock and cash. The common stock issued is subject to a 1-year lock-up period. In addition, the Company entered into 5-year employment agreements with two principals of Bach who agreed not to compete during their employment and for a period of 1 year following termination of their employment.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2005 - New Albany

On January 3, 2005, El Paso Corporation exercised an option to purchase 95% of the working interest in certain New Albany shale acreage in Indiana. As a result of this transaction, Aurora received gross proceeds in the amount of $7,373,737. After deducting a distribution to subsidiary members of $805,000 and an additional $1,000,000 set aside for the subsidiary’s share of anticipated future drilling expense, approximately $5,500,000 of net proceeds was retained by Aurora. In addition, the Company retained a 5% carried working interest in the first 50 wells drilled by El Paso Corporation.

2005/2006 - GeoPetra Partners, LLC Investment

In June 2005, the Company acquired a 33% interest in GeoPetra Partners, LLC (“GeoPetra”) for $14,000. GeoPetra is a limited liability company engaged primarily in the following activities: (i) identification and evaluation for acquisition of oil and natural gas properties and interest and entities which hold such properties and interests; (ii) areas to be explored and developed for the production of oil and natural gas; and (iii) providing consultation, advice, and recommendations to the members of GeoPetra in connection with other oil and natural gas properties and interests, operations, and activities. GeoPetra was formed April 1, 2005. In July 2006, the Company finalized a sale of 18% of its 33% interest in GeoPetra to JetEX, LLC. This transaction reduced the gross investment made to GeoPetra by $199,000. Thus, as of December 31, 2006, the Company had contributed $1,192,987 to GeoPetra with net operating losses of $471,391 resulting in an investment balance of $721,596.

2005- New Albany Corner #1 Project

In July 2005, the Company sold a 50% working interest in 28,610 leasehold acres located in the New Albany shale to Samson Resources Company for $344,100. This included an 80% net revenue interest in the existing leasehold acres.

NOTE 7.	DEBT

Short-Term Bank Borrowings

On October 12, 2005, the Company entered into a $7.5 million revolving line of credit agreement with Northwestern Bank for general corporate purposes. On January 31, 2006, the credit availability on this line of credit was reduced to $5.0 million to meet the requirements of the senior secured credit facility (as described below). To secure this line of credit, two trusts controlled by an executive officer pledged certain shares of the Company’s common stock under his control. The interest rate under the revolving line of credit is Wall Street prime (8.25% and 7.25% at December 31, 2006 and 2005, respectively) with interest payable monthly in arrears. Principal is payable at the expiration of the revolving line of credit agreement. Northwestern Bank has extended the expiration date to October 15, 2007. Northwestern Bank also provides letters of credit for the drilling program (as described in Note 11 “Commitments and Contingencies”). Interest expense on the Northwestern Bank revolving line for the years ended December 31, 2006, and 2005, were $283,163 and $37,326, respectively. As of March 2, 2007, the Company had no outstanding borrowings under this credit facility.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note Payable - Related Parties

Through May 1, 2006, the Company was indebted under a note payable to a minority member of Indiana Royalty Trustory, L.L.C., an affiliated company, in the amount of $69,833. The interest rate was 10.5% per year. The note payable matured on May 1, 2006, and was paid in full.

Short-Term Bank Borrowings - Bach

On October 6, 2006, the Company entered into a $175,100 revolving line of credit agreement with Northwestern Bank for general corporate purposes covering the Bach activities. This line of credit is secured by all of Bach’s personal property owned or hereafter acquired. The interest rate under the revolving line of credit is Wall Street prime (8.25% at December 31, 2006) with interest payable monthly in arrears. Principal is payable at the expiration of the revolving line of credit agreement. The expiration date is October 1, 2007. Interest expense for the year ended December 31, 2006, was $2,166.

Mortgage and Notes Payable - Bach

The following information details the loans assumed and entered into in connection with the Bach acquisition:

Description of Loan	Date of Loan	Maturity Date	Interest Rate	Principal Amount	2006 Interest Expense

Mortgage payable on building	10/06/06	10/15/09	6.00%	$383,026	$5,352

Notes payable
Vehicles	10/06/06	10/01/10	7.50%	95,087
Equipment	10/06/06	09/01/07	5.50%	16,700
Vehicles	12/18/06	12/20/09	7.25%	70,118
Total notes payable				$181,905	$1,816

Mortgage Payable

On October 4, 2005, the Company entered into a mortgage loan from Northwestern Bank in the amount of $2,925,000 for the purchase of an office condominium and associated interior improvements. The security for this mortgage is the office condominium real estate. During September 2006, Northwestern Bank released the personal guaranties of three of the Company’s officers. The payment schedule is monthly interest only for the first 3 months starting on November 1, 2005, and, beginning on February 1, 2006, principal and interest in 32 monthly payments of $21,969 with one principal and interest payment of $2,733,994 on October 1, 2008. The interest rate is 6.5% per year. The maturity date is October 1, 2008. Interest expense for the year ended December 31, 2006, and 2005, was $192,814 and $15,732, respectively.

Mezzanine Financing

On December 8, 2005, the Company entered into an Amended Note Purchase Agreement to increase its 5-year mezzanine credit facility with Trust Company of the West (“TCW”) from $30 million to $50 million for the Michigan Antrim drilling program. The borrower is North. Upon closing of the BNP Paribas (“BNP”) senior secured credit facility discussed below, TCW now holds a second lien position in the Michigan Antrim natural gas properties. The interest rate is fixed at 11.5% per year, compounded quarterly, and payable in arrears. Beginning September 28, 2006, and quarterly thereafter, the required principal payment is 75% (100% if coverage deficiency or default occurs) of adjusted net cash flow determined by deducting specific expenses, including capital expenditures from “gross cash revenue.” The Company estimates that no principal payments on the mezzanine financing will be required until maturity because of the level of anticipated capital expenditures. The maturity date is September 30, 2009. The borrowing base is impacted by, among other factors, the fair value of the Company’s natural gas reserves that are pledged to TCW. Changes in the fair value of the natural gas reserves are caused by changes in prices for natural gas, operating expenses, and the results of drilling activity. A significant decline in the fair value of these reserves could reduce the borrowing base, and the Company may not be able to meet certain facility covenants.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As additional consideration to induce TCW to enter into the mezzanine facility, the Company provided an affiliate of TCW an overriding royalty interest in certain of properties drilled or developed in the Counties of Alcona, Alpena, Charlevoix, Cheboygan, Montmorency, and Otsego in the State of Michigan. The overriding royalty interest is 4%, subject to certain adjustments.

For the years ended December 31, 2006, and 2005, interest incurred for the mezzanine credit facility was $4,714,861, and $2,171,389, respectively. As of March 2, 2007, the Company had total borrowings of $40 million under this credit facility.

Senior Secured Credit Facility

On January 31, 2006, the Company entered into a senior secured credit facility with BNP for drilling, development, and acquisitions, as well as other general corporate purposes. The borrower is North. The initial borrowing base was $40 million without hedges. Effective July 14, 2006, the borrowing base was increased to $50 million. As proved reserves are added, this borrowing base may increase to $100 million with TCW consent. A required semiannual reserve report may result in an increase or decrease in credit availability. The security for this facility is a first lien position in certain Michigan Antrim assets; a guarantee from Aurora; and a guarantee from the Company secured by a pledge of its stock in Aurora. This facility matures the earlier of January 31, 2010, or 91 days prior to the maturity of the mezzanine credit facility, unless the Company elects to terminate the commitment earlier pursuant to the terms of the senior secured credit facility.

This facility provides for borrowings tied to BNP’s prime rate (or, if higher, the federal funds effective rate plus 0.5%) or LIBOR-based rate plus 1.25% to 2.0% depending on the borrowing base utilization, as selected by the Company. The borrowing base utilization is the percentage of the borrowing base that is drawn under the senior secured credit facility from time to time. As the borrowing base utilization increases, the LIBOR-based interest rates increase under this facility. For the year ended December 31, 2006, interest incurred was $2,323,732. As of March 2, 2007, the Company had total borrowings of $25 million under this credit facility.

On July 14, 2006, the senior secured credit facility was amended to defer the trailing 12-month interest coverage ratio covenant until the fourth quarter of 2006 and to provide for a reduced ratio for that quarter. The trailing 12-month interest coverage ratio amendment was intended to correct a previous error in the covenant, which failed to account for the fact that the acquisition of the Hudson Properties (as described in Note 6 “Acquisitions and Dispositions”) in the first quarter of 2006 would not have a full trailing 12 months of cash flow included in the financial statements until the first quarter of 2007. This amendment supersedes the waiver BNP issued regarding the interest coverage covenant for the first quarter of 2006.

On September 22, 2006, the Company agreed that BNP could establish a syndication thereby allowing various financial institutions to participate under the senior secured credit facility. In addition, effective December 21, 2006, the senior secured credit facility was amended to eliminate the interest coverage ratio covenant for the fiscal quarter ending December 31, 2006, and to modify the 2007 fiscal quarters’ interest coverage ratio covenants.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The senior secured credit facility contains, among other things, a number of financial and nonfinancial covenants relating to restricted payments (as defined), loans or advances to others, additional indebtedness, incurrence of liens, a prohibition on the Company’s ability to prepay the mezzanine credit facility, geographic limitations on operations to the United States, and maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios).

Maturities of Debt

Aggregate maturities of long-term debt at December 31, 2006, are as follows:

2007	$817,485
2008	2,769,517
2009	50,406,497
2010	22,004
Total	$54,015,503

The Company has incurred deferred financing fees of approximately $406,000 from BNP and approximately $2,850,000 from TCW. These financing fees are being amortized on a straight-line basis over the remaining terms of each debt obligation. Amortization expense is estimated to be $0.8 million per year through 2009.

The Company capitalizes interest on debt related to expenditures made in connection with exploration and development projects that are not subject to the full cost amortization pool. Interest is capitalized only for the period that exploration activities are in progress, Interest is capitalized using a weighted average interest rate based on the outstanding borrowing, and cost of equity of the Company. Capitalized interest was $3,896,645 and $1,146,084 for the years ended December 31, 2006 and 2005, respectively.

NOTE 8.	SHAREHOLDERS’ EQUITY

Redeemable Convertible Preferred Stock

On April 23, 2001, the Company’s board of directors authorized 20,000,000 shares of preferred stock with a par value of $0.01 per share and rights and preferences to be determined. During 2003, the Company issued 34,984 shares of its Class A preferred stock to investors at prices ranging from $1.50 to $2.00 per share for aggregate proceeds of $59,925. The shares were convertible to common stock at a price of $1.50 to $2.00 per share under certain terms and conditions. The shares carried a preferred dividend of 15% per annum. In 2006, the shareholders converted all of the 34,984 shares of redeemable convertible preferred stock into common stock.

Common Stock

2005

The Company sold 4,972,200 shares of common stock to unrelated third parties at $2.50 per share in the first quarter of 2005. Total net proceeds from the sale of these shares, after commissions and fees, amounted to $11,025,000. In connection with the sale of these shares, together with the sale of certain common stock by Cadence at that same time, an affiliate of one of the Company’s major shareholders was paid a commission of approximately $976,000 and was issued a warrant to purchase 1,821,000 shares of common stock for services rendered as the placement agent in the transaction. Included in accounts payable at December 31, 2005, is a balance of $50,000 due to this affiliate.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company issued 10,000 shares of common stock to a director upon the exercise of options at a price of $0.75 per share.

As a result of the reverse merger, Aurora’s shareholders’ equity reflects the following transactions:

The total outstanding Aurora shares, at the effective date of the merger, of 19,056,183 were in the 2 for 1 exchange.

Cadence returned 600,000 shares to treasury stock for 300,000 shares it held in Aurora at the time of merger which became 600,000 shares in the 2 for 1 exchange. This is reflected as a reduction to Aurora’s equity.

The total outstanding Cadence shares, at the effective date of the merger, of 21,136,327 were added to Aurora’s equity.

The Company issued 2,642,500 shares of common stock upon the exercise of certain options and warrants at prices ranging from $1.25 to $1.75 per share.

During the last quarter of 2005, certain option and warrant holders exercised their options and warrants under the cashless exercise provision within their options and warrants. This resulted in the issuance of 245,068 shares of the Company’s stock. In December 2005, an additional 2,160,000 shares were issued for cash proceeds of $2,916,000.

2006

From late December 2005 through early February 2006, the Company reduced the exercise price of certain outstanding options and warrants in order to encourage the early exercise of these securities. Each holder who took advantage of the reduced exercise price was required to execute a 6-month lock-up agreement with respect to the shares issued in the exercise. As a result of the options and warrants exercised pursuant to this reduced exercise price arrangement and pursuant to other exercises of outstanding options, an additional 20,573,422 shares were issued during the year ended December 31, 2006, representing 15,823,457 shares issued for cash proceeds of $18,301,949, and 4,749,965 shares issued pursuant to cashless exercises of the applicable and other warrants or options. In December 2006, three officers of the Company rescinded option exercises for 600,000 shares each. The option exercise price of $249,000 was returned to each of these officers and in exchange each officer surrendered 600,000 shares of common stock.

In February 2006, a special meeting of the shareholders was held where they voted to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000.

In 2006, a total of 34,984 shares of redeemable convertible preferred stock were converted into 34,984 shares of common stock.

In June 2006, an officer of the Company was issued 30,000 shares for services provided in 2005. Compensation expense related to this activity was recorded in 2005. Additionally, two directors of the Company were issued 30,000 shares each for their services provided to Aurora as Board members prior to the merger with Cadence. Compensation expense related to this activity was recorded in 2005.

In October 2006, upon the acquisition of the assets of Bach Enterprises, Inc. and its affiliates, 1,378,299 of unregistered common shares were issued. Of the shares issued, 500,000 shares have been placed in an escrow for one year as security for any indemnity obligation resulting from a breach of any representation or warranty in the purchase agreement.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company closed on the public offering of 16 million shares on November 7, 2006, and received net proceeds of approximately $44.4 million, which were utilized to repay amounts outstanding under the senior secured credit facility. The 30-day over-allotment option granted to the underwriters for the purchase of 3.6 million additional shares was exercised and closed on November 13, 2006, and the Company received net proceeds of approximately $10.2 million.

Common Stock Warrants

The following table provides information related to stock warrant activity for the years ended December 31:

	2006	2005
	Number of Shares Underlying Warrants	Number of Shares Underlying Warrants
Outstanding at the beginning of the period	19,697,500	-
Granted	-	2,402,000
Assumed upon merger:
2 for 1 exchange of Aurora warrants	-	2,402,000
Cadence warrants	-	17,498,500
Exercised under early exercise program	(13,182,625)	-
Exercised	(3,589,871)	(2,596,677)
Forfeitures and other adjustments	(845,504)	(8,323)
Outstanding at the end of the period	2,079,500	19,697,500

As of December 31, 2006, these common stock warrants had an average remaining contractual life of 1.88 years and weighted average exercise price per share of $1.71.

NOTE 9.	INCOME TAXES

Income tax expense (benefit) for the years ended December 31 consists of the following:

	2006	2005

Current taxes	$-	$-
Deferred taxes	1,862,000	175,500
Less: change in valuation allowance	(1,862,000)	(175,500)

Net income tax expense (benefit)	$-	$-

The effective income tax rate for the years ended December 31 differs from the U.S. federal statutory income tax rate due to the following:

	2006	2005

Federal statutory income tax rate	$(661,000)	$(175,500)
Adjustment of estimated income tax provision of prior years(a)	2,523,000
Change in valuation allowance	(1,862,000)	175,500

Net income tax expense (benefit)	$-	$-

(a) Adjustment of estimated income tax provision of prior year is due primarily to intangible costs that were expensed in prior year calculation but capitalized and amortized in tax return.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of the deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryover	$11,661,000	$12,324,600
Stock options	928,000	-
Section 1231 carryover	-	146,900
Capital loss carryover	33,000	66,000
Less valuation allowance	(530,000)	(2,391,700)
Deferred tax assets, net	12,092,000	10,145,800

Deferred tax liabilities:
Excess assigned acquisition value	(4,339,000)	(4,339,000)
Intangible drilling costs and other	(7,753,000)	(5,806,800)
Deferred tax liabilities, net	(12,092,000)	(10,145,800)

Net deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carryforwards available to offset future federal taxable income of approximately $34,297,000, which expire from 2010 through 2026. Included in this amount is a premerger net operating loss carryforward incurred by Cadence of approximately $16,900,000. The valuation allowance decreased by approximately $1,862,000 and $175,500 as of December 31, 2006, and 2005, respectively. Due to the net operating loss carryforwards, no income tax expense was recorded in 2006 and 2005.

NOTE 10.	COMMON STOCK OPTIONS

Stock Option Plans

In October 1997, Aurora adopted a 1997 Stock Option Plan pursuant to which it was authorized to issue compensatory options to purchase up to 1,000,000 shares of common stock. The 1997 Stock Option Plan provides that the total number of shares of common stock of Aurora which may be granted as options shall not exceed 10% of the outstanding shares of the Company as of December 31 of each year for the following year. Aurora issued options to purchase a total of 580,000 shares of Aurora's common stock under this plan which, upon closing the merger, converted into the right to acquire up to 1,160,000 shares of common stock. The maximum term of options granted is 10 years. Because of the merger, no further awards will be made under this plan.

In 2001, Aurora's board of directors and shareholders approved the adoption of an Equity Compensation Plan for Non-Employee Directors. This plan provided that each nonemployee director is entitled to receive options to purchase 100,000 shares of Aurora's common stock, issuable in increments of options to purchase 33,333 shares each year over a period of 3 years, so long as the director continues in office. Prior to the merger closing, Aurora had issued options to purchase a total of 309,997 shares of Aurora common stock under this plan which, upon closing the merger, converted to the right to acquire 619,994 shares of our common stock. Because of the merger, no further awards will be made under this plan.

In 2004, Cadence’s board of directors adopted, and the shareholders approved, a 2004 Equity Incentive Plan. This plan provides for the grant of options or restricted shares for compensatory purposes for up to 1,000,000 shares of common stock. The number of shares issued or subject to options issued under this plan total 910,500. The maximum term of options granted is 10 years. The Company does not currently intend to make any further awards under this plan, the plan continues to exist, and the Company may decide to use it in the future.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2006, the Company’s board of directors adopted, and, in May 2006, shareholders approved, the 2006 Stock Incentive Plan. This Plan provides for the award of options or restricted shares for compensatory purposes for up to 8,000,000 shares. The purpose of the Plan is to promote the interests of the Company by aligning the interests of employees (including directors and officers who are employees) of the Company, consultants, and nonemployee directors of the Company and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. The maximum term for options granted is 10 years.

Activity related to the stock option plans referenced above was as follows for the years ended December 31, 2006, and 2005:

	2006	2005
Options outstanding at beginning of period	1,804,994	943,994
Options granted	2,727,500	146,000
Assumed upon merger:
2 for 1 exchange of Aurora options	-	490,000
Cadence options	-	400,000
Options exercised	(592,732)	(195,000)
Options forfeited and other adjustments	(507,266)	20,000
Options outstanding at end of period	3,432,496	1,804,994

The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

	2006	2005
Risk-free interest rate	4.1%	4%
Expected years until exercise	2.5-6.0	10
Expected stock volatility	41%	41%
Dividend yield	0%	0%

All Stock Options

In addition, Cadence awarded compensatory options and warrants totaling 30,280 on an individualized basis that was considered outside the awards issued under its 2004 Equity Incentive Plan. Aurora also issued compensatory options and warrants totaling 1,400,000 on an individualized basis that was considered outside the awards issued under its 1997 Stock Option Plan and Equity Compensation Plan for Non-Employee Directors. Activity with respect to all stock options is presented below for the years ended December 31, 2006, and 2005:

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at the beginning of period	6,448,468	$0.72	2,700,664	$0.99
Options granted	2,727,500	3.89	156,000	3.32
Assumed upon merger:
2 for 1 exchange of Aurora options	-	-	2,856,664	-
Cadence options	-	-	1,124,349	1.79
Options exercised	(3,800,926)	0.67	(357,500)	1.20
Forfeitures and other adjustments	(512,266)	3.65	(31,709)	0.43
Options outstanding at end of period	4,862,776	$2.23	6,448,468	$0.72
Exercisable at end of period	2,775,609	$1.01

Weighted average fair value of options granted during the period	$3.85

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of the options outstanding at December 31, 2006, was approximately $6,577,000 and the intrinsic value of the options exercisable at December 31, 2006, was approximately $6,440,000. The intrinsic value of the options exercised during the year ended December 31, 2006, was approximately $4,647,000.

The weighted average remaining life by exercise price as of December 31, 2006, is summarized below:

Range of Exercise Prices	Outstanding Shares	Weighted Average Life	Exercisable Shares	Weighted Average Life

$0.25 - $0.38	749,996	3.7	749,996	3.7
$0.50 - $0.75	1,440,000	2.1	1,440,000	2.1
$1.25 - $1.75	352,000	7.7	352,000	7.7
$2.23 - $3.55	453,280	7.0	80,280	2.6
$3.62	1,000,000	3.9	-	-
$4.45 - $4.70	667,500	8.9	13,333	5.1
$5.19 - $5.54	200,000	4.9	140,000	4.2
$0.25 - $5.54	4,862,776	4.6	2,775,609	3.4

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Environmental Risk

Due to the nature of the oil and natural gas business, the Company is exposed to possible environmental risks. The Company manages its exposure to environmental liabilities for both properties it owns as well as properties to be acquired. The Company has historically not experienced any significant environmental liability and is not aware of any potential material environmental issues or claims at December 31, 2006.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Letters of Credit

For each salt water disposal well drilled in the State of Michigan, the Company is required to issue a letter of credit to the Michigan Supervisor of Wells. The Supervisor of Wells may draw on the letter of credit if the Company fails to comply with the regulatory requirements relating to the locating, drilling, completing, producing, reworking, plugging, filling of pits, and clean up of the well site. The letter of credit or a substitute financial instrument is required to be in place until the salt water disposal well is plugged and abandoned. For drilling natural gas wells, the Company is required to issue a blanket letter of credit to the Michigan Supervisor of Wells. This blanket letter of credit allows the Company to drill an unlimited number of natural gas wells. The existing letters of credit have been issued by Northwestern Bank of Traverse City, Michigan, and are secured only by a Reimbursement and Indemnification Commitment issued by the Company, together with a right of setoff against all of the Company’s deposit accounts with Northwestern Bank. At December 31, 2006, letters of credit in the amount of $1,116,100 were outstanding to the Michigan Supervisor of Wells.

Employment Agreement

Effective June 19, 2006, the Company hired Ronald E. Huff to serve as Chief Financial Officer of the Company. The Company has entered into a 2-year Employment Agreement with Mr. Huff, providing for an annual salary of $200,000 per year and an award of a stock bonus in the amount of 500,000 shares of the Company’s common stock on January 1, 2009, so long as he remains employed by the Company through June 18, 2008, which requires the Company to record approximately $2.1 million in stock-based compensation expense over the contract period. If his employment with the Company is terminated prior to this date without just cause or if the Company undergoes a change in control, he will nonetheless be awarded the full 500,000 shares. If his employment is terminated prior to June 18, 2008, due to death or disability, he will receive a prorated stock award. Mr. Huff forfeited the option to purchase 200,000 shares that he was previously awarded for his service as a director of the Company. Mr. Huff remains a director of the Company.

Expiration of Pending Acquisition

On May 9, 2006, North signed a letter of intent with a third party to acquire oil and natural gas leases, working interests, and interests in related pipelines and production facilities that are located in the Michigan Antrim shale. This encompasses two projects that were still in development, but already are generating some production. On June 30, 2006, the letter of intent was amended to extend the due diligence effort through September 30, 2006, with anticipated closing of the transaction on or before November 15, 2006. Based upon further evaluation, the Company allowed the letter of intent to expire and does not intend to pursue the acquisition.

NOTE 12.	RELATED PARTY TRANSACTIONS

William Deneau, Thomas Tucker, and John Miller, who are officers , are all involved as equity owners in numerous corporations and limited liability companies that are active in the oil and natural gas business. They also own miscellaneous overriding royalty interests in wells in which the Company has an interest but are operated by unrelated third parties. During 2006, these officers divested themselves of all interests for which the Company served as operator.

On September 7, 2004, the Patricia A. Deneau Trust, DTD 10/12/95, borrowed $100,000 from an Aurora subsidiary to purchase shares of Aurora common stock from an Aurora shareholder. This trust is controlled by William W. Deneau. The loan was evidenced by an unsecured demand promissory note bearing interest at the rate of 4.5% per year. The promissory note has been repaid in full as of May 2006. The shares purchased by the trust were subsequently sold by the trust to a company employee.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Kevin D. Stulp, a director, owns a 33 1/3% working interest in ten wells drilled and operated by TN Oil Company (six of which are dry). The Company owns 650,000 shares of TN Oil Company at a cost of $65,000, which represents approximately a 14% equity interest in TN Oil Company.

In order to replace the collateral pledged to Northwestern Bank for the revolving line of credit, on December 21, 2005, The Denthorn Trust, which is controlled by William W. Deneau, executed a Commercial Guaranty of the Company’s obligation on the Northwestern Bank revolving line of credit, and a Commercial Pledge Agreement pursuant to which The Denthorn Trust has pledged to Northwestern Bank 306,450 shares of our common stock to secure payment of the Company’s indebtedness. Also on December 21, 2005, the Patricia A. Deneau Trust, DTD 10/12/95, which is controlled by William W. Deneau, executed a Commercial Guaranty and a Commercial Pledge Agreement, pursuant to which it pledged 2,944,800 shares of our common stock to Northwestern Bank to secure payment of the Company’s indebtedness. (See Note 7 “Debt.”)

At the time of the merger, Aurora had a lease for office and storage space from South 31, L.L.C. William W. Deneau and Thomas W. Tucker each owned one-third of South 31, L.L.C. Rent was paid through December 31, 2005, on a lease extending through March 31, 2007. After the Company moved the corporate offices in early December 2005, the Company no longer had a need for the space in the South 31, L.L.C. property. The Company entered into a Settlement Agreement and Mutual Release with South 31, L.L.C. pursuant to which a payment was made to South 31, L.L.C. in the amount of $65,250 on January 27, 2006, and South 31, L.L.C. released the Company from any further obligation on the lease. The Company currently maintains a month-to-month storage lease with South 31, L.L.C. for $600 per quarter.

NOTE 13.	RETIREMENT BENEFITS

401(k) Plan

Effective May 1, 2006, the Company established a qualified retirement plan referred to as the Aurora 401(k) Plan (the “Plan”). The Plan is available to all employees who have completed at least 1,000 hours of service over their first 12 consecutive months of employment and are at least 21 years of age. Effective July 1, 2006, the Company waived the age and service requirements for any employee employed by the Company on or before July 1, 2006. The Company may provide: (1) discretionary matching of employee contributions; (2) discretionary profit-sharing contributions; and (3) qualified nonelective contributions to the Plan. Company-provided contributions are subject to certain vesting schedules. For the year ended December 31, 2006, the Company contributed $42,350 as a discretionary matching contribution.

2007 Incentive Bonus Plan

The Company has adopted an incentive bonus plan for the year 2007. The incentive bonus plan is available to all full-time employees, excluding officers and employees of subsidiaries. The bonus will be up to 10% of eligible employees’ compensation during the year 2007 if certain objectives are met.

NOTE 14.	OIL AND NATURAL GAS PROPERTIES HELD FOR SALE

Management is currently in the process of evaluating the Company’s property portfolio to ensure that the oil and natural gas properties portfolio properly matches the Company’s long-term strategic plan. During the second quarter of 2006, the Company identified certain leasehold properties as held for sale due to their high probability of being sold within the next 12 months. Total oil and natural gas properties held for sale before depletion amounted to $8,896,568 at December 31, 2006, of which $7,202,622 is proved and $1,693,946 is unproved. (See Note 6 “Acquisitions and Dispositions.”) These properties are carried at the lower of historical cost or fair value. Under the full cost method, sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. The Company has evaluated the proved reserves of these properties (1,046 mmcfe as of December 31, 2006) and determined that there is no significant effect on the proved reserves regarding the assets held for sale. In 2005, no properties were classified as held for sale.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 15.	FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2006, the Company modified its approach to estimating capitalized interest. The Company’s original accounting approach was to estimate capitalized interest by identifying specific assets to specific debt. Thus, if debt was not drawn down in a month, no interest was capitalized. However, applicable accounting principles and related guidance provide that the debt need not be specific debt incurred on the asset. Therefore, a company may capitalize interest cost even though the entire development or construction cost of the asset was paid in cash, so long as the company has incurred some form of cost of capital. This change in estimate resulted in additional $3.2 million of capitalized interest for the entire fiscal year which was recorded in the fourth quarter; of this amount, $1.9 million related to prior quarters.

During the fourth quarter of 2006, the Company modified its approach to estimating oil and natural gas depreciation, depletion and amortization (“DD&A”). The Company’s original accounting approach was to amortize all capitalized costs of oil and natural gas properties considered proven developed, on the unit-of-production method using estimates of proven developed reserves. However, applicable accounting principles and related guidance provides that capitalized costs of oil and natural gas properties can be amortized on a unit-of-production method based on all proved oil and natural gas reserves. As of December 31, 2006, all of the Company’s proven reserves were evaluated by an independent petroleum engineering group which resulted in a 89 bcfe increase in proved reserves associated with the full cost pool. This change in estimate from proven developed reserves to proven reserves as well as an updated reserve report resulted in a reduction of $ 2.7 million in oil and natural gas depreciation, depletion and amortization.

NOTE 16.	SUBSEQUENT EVENT

On February 7, 2007, the Company entered into a Purchase and Sale Letter Agreement to sell to Harvest Energy, LLC all of the Company’s interest in various developed and undeveloped oil and natural gas properties located in Lane and Ness Counties in the State of Kansas for approximately $1.0 million. As of December 31, 2006, the properties included two net wells and approximately 23,110 net acres. This transaction closed on March 9, 2007.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited)

Supplemental Reserve Information. The following information presents estimates of our proved oil and natural gas reserves. The Company retained the service of an independent petroleum consultant (Data & Consulting Services, Division of Schlumberger Technology Corporation) to estimate its proved natural gas reserves at December 31, 2006, and 2005. Included in the tables that follow are proved oil and natural gas reserves located in Michigan that were acquired as a separate property acquisition early in 2006 and proved oil and natural gas reserves acquired in conjunction with the reverse merger with Cadence Resources Corporation effective October 31, 2005. These acquired proved reserves were estimated by Netherland, Sewell & Associates, Inc. and Ralph E. Davis Associates, Inc., respectively. Crude oil and natural gas reserves at December 31, 2006, and 2005, were estimated under the Securities and Exchange Commission (“SEC”) reporting standards.

Estimates of Proved Reserves	Oil (mbbl)	Natural Gas (mmcf)

Proved reserves as of December 31, 2004	-	34,949
Revisions of previous estimates	6	5,382
Purchases of minerals in place	103	1,572
Extensions and discoveries	-	22,107
Production	(10)	(688)
Proved reserves as of December 31, 2005	99	63,322
Revisions of previous estimates	(40)	4,880
Purchases of minerals in place	-	22,843
Extensions and discoveries	45	65,095
Production(a)	(23)	(2,511)
Sales of minerals in place	-	(665)
Proved reserves as of December 31, 2006	81	152,964

Proved developed reserves:
December 31, 2005	70	45,205
December 31, 2006	54	82,580

(a) Production for 2006 does not reflect 142 mcfe of production the Company received in association with certain non-operated wells excluded in the year end reserve report.

The following table summarizes the weighted average year-end prices (net of basis adjustments) used to estimate reserves in accordance with SEC guidelines.

	2006	2005

Natural gas (per mmbtu)	$5.84	$9.89
Oil (per barrel)	$57.81	$56.41

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil and Natural Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on crude oil and natural gas reserve and production volumes estimated by the Company’s independent reserve engineers. It may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are computed by applying year-end prices to year-end quantities of proved crude oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the Standardized Measure of Discounted Future Net Cash Flows from projected production of the Company’s crude oil and natural gas reserves for the years ended December 31, 2006, and 2005.

	2006	2005

Future gross revenues (1)	$884,186,810	$632,058,720
Future production costs (2)	(378,345,360)	(182,710,406)
Future development costs (2)	(37,324,420)	(15,073,590)
Future net cash flows before income taxes	$468,517,030	$434,274,724
Future income tax expense (3)	(83,566,133)	(101,521,160)
Future net cash flows after income taxes	$384,950,897	$332,753,564
Discount at 10% per annum	(254,489,076)	(179,885,324)
Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$130,461,821	$152,868,240

(1)
Crude oil and natural gas revenues are based on year-end prices with adjustments for changes reflected in existing contracts. There is no consideration for future discoveries or risks associated with future production of proved reserves.

(2)	Based on economic conditions at year-end. Does not include administrative, general, or financing costs.

(3)
Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future oil and natural gas producing activities, and tax carryforwards.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the changes in Standardized Measure of Discounted Future Net Cash Flows for the years ended December 31, 2006, and 2005.

	2006	2005

Beginning balance	$152,868,240	$32,159,710

Revisions to reserves proved in prior years:
Net change in prices and production costs	(113,774,170)	85,425,515
Net changes in future development costs	(802,360)	6,299,524
Net changes due to revisions in quantity estimates	3,484,229	33,335,739
Net change in accretion of discount	19,950,751	(66,761,600)
Other	(15,976,530)	38,137,602
Total revisions to reserves provided in prior years	(107,118,080)	96,436,780

New discoveries and extensions, net of future development and production costs	62,343,872	76,487,826
Purchases of minerals in place	23,605,950	11,834,500
Sales of oil and natural gas produced, net of production costs	(4,756,826)	(4,696,416)
Previously estimated development costs incurred	(14,436,361)	-
Net change in income taxes	17,955,026	(59,354,160)

Net change in standardized measure of discounted cash flows	(22,406,419)	120,708,530

Ending balance	$130,461,821	$152,868,240

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s natural gas and crude oil producing activities at December 31, 2006, and 2005.

	2006	2005

Proved properties	$128,381,121	$39,643,003
Unproved properties	43,541,472	37,279,889
Total oil and natural gas properties	171,922,593	76,922,892
Less accumulated depreciation, depletion, and amortization	(10,628,438)	(7,962,138)
Oil and natural gas properties—net	$161,294,155	$68,960,754

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Natural Gas Producing Activities

The acquisition, exploration, and development costs disclosed in the following table are in accordance with definitions in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Acquisition costs include costs incurred to purchase, lease, or otherwise acquire property. Exploration costs include exploration expenses, additions to exploration wells in progress, and depreciation of support equipment used in exploration activities. Development costs include additions to production facilities and equipment, additions to development wells in progress and related facilities, and depreciation of support equipment and related facilities used in development activities.

The following table sets forth capitalized costs incurred related to the Company’s oil and natural gas activities for the years ended December 31, 2006, and 2005.

	2006	2005

Property acquisition costs
Proved	$24,011,335	$22,763,734
Unproved	27,554,145	19,607,099
Exploration	8,347,848	781,586
Development	46,575,829	29,707,367
Total costs incurred(a)	106,489,157	72,859,786
Sales of oil and natural gas properties	(11,489,456)	(11,504,428)
Total	$94,999,701	$61,355,358

(a) Total costs incurred include (i) capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $1.3 million and $0 million for years ended December 31, 2006, and 2005, respectively, and (ii) interest expense on unproven properties of $3.9 million and $1.1 million for years ended December 31, 2006, and 2005, respectively. Certain non-cash transactions are included as follows: (1) 2006 asset retirement obligation and capitalized stock compensation of $1.3 million and $0.45 million, respectively, (2) net transfer of $0.31 million from 2005 deposits to 2006 oil and natural gas properties, and (3) the 2005 fair market value of properties received from Cadence in the merger valued at $22.4 million.

Results of Operations

The following table sets forth the results of operations related to natural gas activities for the Company for the years ended December 31, 2006, and 2005.

	2006	2005

Oil and natural gas sales	$21,591,811	$6,743,444
Production and lease operating costs	(7,155,450)	(2,093,840)
Depreciation and depletion	(2,681,290)	(767,511)
Results of producing activities	$11,755,071	$3,882,093

These results of operations do not include a provision for income taxes due to the net operating loss carryforward available to offset taxable income during both 2006 and 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006, and have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. Our CEO and CFO believe that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management continues to review our internal controls and procedures and the effectiveness of those controls. In the fourth quarter, the Company formally initiated the process of documenting internal controls over financial reporting in an effort to be in compliance with the evaluation and reporting requirements of the Sarbanes-Oxley Act of 2002 Section 404 by December 31, 2007.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to instruction E.3 of Form 10-KSB, the information required by this Item will be set forth in the Company’s definitive proxy statement which will be filed not later than 120 days after the end of the Company’s fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Pursuant to instruction E.3 of Form 10-KSB, the information required by this Item will be set forth in the Company’s definitive proxy statement which will be filed not later than 120 days after the end of the Company’s fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to instruction E.3 of Form 10-KSB, the information required by this Item will be set forth in the Company’s definitive proxy statement which will be filed not later than 120 days after the end of the Company’s fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction E.3 of Form 10-KSB, the information required by this Item will be set forth in the Company’s definitive proxy statement which will be filed not later than 120 days after the end of the Company’s fiscal year.

ITEM 13. EXHIBITS

3.1(1)	Restated Articles of Incorporation of Aurora Oil & Gas Corporation.

*3.2	Bylaws of Aurora Oil & Gas Corporation.

10.1
Securities Purchase Agreement between Cadence Resources Corporation and the investors signatory thereto, dated April 2, 2004 (filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on April 5, 2004, and incorporated herein by reference.)

10.2
Securities Purchase Agreement between Cadence Resources Corporation and the investors signatory thereto, dated January 31, 2005 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 2, 2005, and incorporated herein by reference.)

10.3(2)	Asset Purchase Agreement with Nor Am Energy, L.L.C., Provins Family, L.L.C. and O.I.L. Energy Corp. dated January 10, 2006.

10.4
Note Purchase Agreement between Aurora Antrim North, LLC et al. and TCW Asset Management Company, dated August 12, 2004 (filed as an Exhibit to our Form S-4 registration statement filed with the SEC on May 13, 2005, and incorporated herein by reference.)

10.5
First Amended and Restated Note Purchase Agreement between Aurora Antrim North, LLC et al. and TCW Asset Management Company, dated December 8, 2005 (filed as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the SEC on December 29, 2005 and incorporated herein by reference.)

10.6(2)	First Amendment to First Amended and Restated Note Purchase Agreement between Aurora Antrim North, L.L.C., et al., and TCW Asset Management Company, dated January 31, 2006.

10.7(2)	Credit Agreement among Aurora Antrim North, L.L.C., et al. and BNP Paribas, et al., dated January 31, 2006.

10.8(2)	Intercreditor and Subordination Agreement among BNP Paribas, et al., TCW Asset Management Company, and Aurora Antrim North, L.L.C., dated January 31, 2006.

10.9(2)	Promissory Note from Aurora Energy, Ltd. to Northwestern Bank dated January 31, 2006.

10.10(2)	Confirmation from BNP Paribas to Aurora Antrim North, L.L.C., dated February 22, 2006 relating to gas sale commitment.

10.11	2006 Stock Incentive Plan. (Filed as Exhibit 99.1 to our Form S-8 Registration Statement filed with the SEC on May 15, 2006 and incorporated herein by reference.)

10.12(1)	Employment Agreement with Ronald E. Huff dated June 19, 2006.

10.13(1)	Letter Agreement with Bach Enterprises dated July 10, 2006. This Agreement is confidential and has been filed separately with SEC.

10.14(1)	First Amendment to Credit Agreement between Aurora Antrim North, L.L.C., et al. and BNP Paribas dated July 14, 2006.

10.15(1)	The Denthorn Trust Commercial Guaranty of obligations to Northwestern Bank.

10.16(1)	William W. Deneau Commercial Guaranty of obligations to Northwestern Bank.

10.17(1)	The Denthorn Trust Commercial Pledge Agreement to Northwestern Bank.

10.18(3)	LLC Membership Interest Purchase Agreement dated October 6, 2006 relating to Kingsley Development Company, L.L.C.

10.19(3)	Asset Purchase Agreement with Bach Enterprises, Inc., et al., dated October 6, 2006.

10.20(3)	Promissory Note from Aurora Energy, Ltd. to Northwestern Bank dated October 15, 2006.

10.21(3)	Form of indemnification letter agreement between Aurora Oil & Gas Corporation and Rubicon Master Fund.

10.22(3)	Patricia A. Deneau Trust Commercial Guaranty of obligations to Northwestern Bank.

10.23(3)	Patricia A. Deneau Trust Commercial Pledge Agreement to Northwestern Bank.

*10.24	Second Amendment to Credit Agreement between Aurora Antrim North, L.L.C., et al and BNP Paribas dated December 21, 2006

14.1	Code of Conduct and Ethics (filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 15, 2006, and incorporated herein by reference.)

21.1(3)	List of Subsidiaries.

*23.1	Consent of Rachlin Cohen & Holtz LLP.

*31.1	Rule 13a-14(a) Certifications of Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.

*32.1	Section 1350 Certification of Principal Executive Officer.

*32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

* Filed with this Form 10-KSB.

(1)	Filed as an exhibit to our Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 7, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006 and incorporated herein by reference.

(3)	Filed on October 27, 2006 with our Amendment No. 3 to Form SB-2 registration statement filing, registration no. 333-137176, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to instruction E.3 of Form 10-KSB, the information required by this Item will be set forth in the Company’s definitive proxy statement which will be filed not later than 120 days after the end of the Company’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

AURORA OIL & GAS CORPORATION

Date: March 15, 2007	By:	/s/ William W. Deneau
Name: William W. Deneau
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	OFFICE	DATE

/s/ William W. Deneau	President, Chairman and Director	March 15, 2007
William W. Deneau	(Principal Executive Officer)

/s/ Ronald E Huff	Chief Financial Officer	March 15, 2007
Ronald E. Huff	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard M. Deneau	Director	March 15, 2007
Richard M. Deneau

/s/ Gary J. Myles	Director	March 15, 2007
Gary J. Myles

/s/ Wayne G. Schaeffer	Director	March 15, 2007
Wayne G. Schaeffer

/s/ Kevin D. Stulp	Director	March 15, 2007
Kevin D. Stulp

/s/ Earl V. Young	Director	March 15, 2007
Earl V. Young