Form 10-Q
period 2007-06-30
Aurora Oil & Gas CORP
filed 2007-08-09
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer ☐    Accelerated filer  ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☒ No  ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2007, was 101,589,456.

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

Certain Definitions

As used in this report, “mcf” means thousand cubic feet, “mmcf” means million cubic feet, “bcf” means billion cubic feet, “bbl” means barrel, “mbbls” means thousand barrels, and “mmbbls” means million barrels. Also in this report, “boe” means barrel of oil equivalent, “mcfe” means thousand cubic feet of natural gas equivalent, “mmcfe” means million cubic feet of natural gas equivalent, “mmbtu” means million British thermal units, and “bcfe” means billion cubic feet of natural gas equivalent. Natural gas equivalents and crude oil equivalents are determined using the ratio of six mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids. All estimates of reserves and information related to production contained in this report, unless otherwise noted, are reported on a net basis.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$720,498	$1,735,396
Accounts receivable
Oil and natural gas sales	4,982,887	4,082,231
Joint interest owners	1,004,172	2,811,278
Notes receivable	-	341,698
Prepaid expenses and other current assets	817,825	251,093
Short-term derivative instruments	2,201,716	3,552,060
Total current assets	9,727,098	12,773,756
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, using full cost accounting:
Proved properties	142,200,610	121,178,499
Unproved properties	54,200,686	43,269,317
Properties held for sale	-	8,896,568
Less: accumulated depletion and amortization	(12,151,898)	(10,628,438)
Total oil and natural gas properties, net	184,249,398	162,715,946
Pipelines	5,019,906	4,881,240
Other property and equipment	5,400,816	5,093,777
Less: accumulated depreciation	(1,114,508)	(753,789)
Total property and equipment, net	193,555,612	171,937,174
OTHER ASSETS:
Long-term derivative instruments	560,718	1,668,573
Goodwill	19,373,264	19,373,264
Intangibles (net of accumulated amortization of $3,722,085 and $2,946,250, respectively)	1,232,915	2,008,750
Other investments	901,268	985,706
Debt issuance costs (net of accumulated amortization of $1,329,051 and $892,535, respectively)	2,054,648	2,363,898
Other	994,035	1,007,634
Total other assets	25,116,848	27,407,825
TOTAL ASSETS	$228,399,558	$212,118,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,635,186	$5,355,154
Accrued exploration, development, and leasehold costs	3,294,213	11,587,850
Short-term bank borrowings	1,418,615	542,788
Current portion of obligations under capital leases	6,561	8,868
Current portion of note payable—other	100,768	161,774
Current portion of mortgage payable	100,008	95,828
Drilling advances	565,891	19,383
Total current liabilities	11,121,242	17,771,645
LONG-TERM LIABILITIES:
Obligations under capital leases, net of current portion	4,984	8,228
Asset retirement obligation	989,885	1,331,893
Notes payable	163,402	118,547
Mortgage payable	3,028,733	3,079,470
Senior secured credit facility	35,000,000	10,000,000
Mezzanine financing	40,000,000	40,000,000
Total long-term liabilities	79,187,004	54,538,138
Total liabilities	90,649,415	72,309,783
Minority interest in net assets of subsidiaries	85,828	77,873
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT (Note 9 and Note 11 )
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 250,000,000 shares; issued and outstanding 101,589,456 shares and 101,412,966 shares, respectively	1,015,895	1,014,130
Additional paid-in capital	139,347,287	138,105,626
Accumulated other comprehensive income	2,762,434	5,220,633
Accumulated deficit	(5,120,132)	(4,609,290)
Total shareholders’ equity	138,005,484	139,731,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,399,558	$212,118,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
REVENUES:
Oil and natural gas sales	$6,602,429	$5,524,354	$12,532,005	$10,941,220
Pipeline transportation and marketing	157,664	130,533	286,932	242,299
Field service and sales	60,084	-	249,602	-
Interest and other	461,245	70,580	474,758	181,631
Total revenues	7,281,422	5,725,467	13,543,297	11,365,150
EXPENSES:
Production taxes	303,871	231,666	566,969	445,825
Production and lease operating expense	2,200,807	1,313,485	4,126,700	2,853,374
Pipeline operating expense	64,382	72,204	177,802	137,484
Field services expense	45,824	-	200,096	-
General and administrative expense	1,973,358	1,676,019	4,233,701	3,242,713
Oil and natural gas depletion and amortization	776,595	1,068,417	1,523,460	2,010,383
Other assets depreciation and amortization	573,498	546,032	1,142,104	1,013,783
Interest expense	1,068,871	1,970,019	2,050,403	3,564,154
Taxes (refunds), other	25,129	27,694	(53)	29,361
Total expenses	7,032,335	6,905,536	14,021,182	13,297,077
INCOME (LOSS) BEFORE MINORITY INTEREST	249,087	(1,180,069)	(477,885)	(1,931,927)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(19,610)	(5,119)	(32,957)	(17,919)
NET INCOME (LOSS)	$229,477	$(1,185,188)	$(510,842)	$(1,949,846)
NET INCOME (LOSS) PER COMMON SHARE —BASIC	$0.00	$(0.01)	$(0.01)	$(0.03)
—DILUTED	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING —BASIC	101,650,665	81,693,808	101,602,875	70,265,281
—DILUTED	103,735,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended June 30,
	2007		2006
COMMON STOCK:	Shares	Amount	Shares	Amount
Balance, beginning	101,412,966	$1,014,130	61,536,261	$615,363
Cashless exercise of stock options and warrants	78,158	782	3,280,105	32,801
Conversion of redeemable convertible preferred stock to common stock	-	-	23,334	233
Exercise of stock options and warrants	173,332	1,733	15,565,457	155,655
Issuance of stock to officers and directors in lieu of compensation	-	-	90,000	900
Issuance of stock to related parties in lieu of commission relating to exercise of warrants	-	-	1,469,860	14,699
Adjustment to stock ledger	(75,000)	(750)	-	-
Balance, ending	101,589,456	1,015,895	81,965,017	819,651
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning		138,105,626		58,670,698
Cashless exercise of stock options and warrants		(782)		(32,801)
Conversion of redeemable convertible preferred stock to common stock		-		39,768
Costs of equity offerings		(10,096)		-
Stock-based compensation		1,335,523		757,442
Exercise of stock options and warrants		63,266		17,988,794
Issuance of stock to officers and directors in lieu of compensation		-		348,300
Issuance of stock to related party in lieu of commission relating to exercise of warrants		-		(14,699)
Adjustment to stock ledger		(146,250)		-
Balance, ending		139,347,287		77,757,502
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning		5,220,633		-
Changes in fair value of derivative instruments		(1,099,949)		1,754,365
Recognition of gain on derivative instruments		(1,358,250)		(792,350)
Balance, ending		2,762,434		962,015
ACCUMULATED DEFICIT:
Balance, beginning		(4,609,290)		(2,660,134)
Dividends accrued on redeemable convertible preferred stock		-		(4,295)
Net loss		(510,842)		(1,949,846)
Balance, end		(5,120,132)		(4,614,275)
TOTAL SHAREHOLDERS’ EQUITY		$138,005,484		$74,924,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net loss	$(510,842)	$(1,949,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,665,564	3,024,166
Amortization of debt issuance costs	446,790	383,422
Accretion of asset retirement obligation	31,112	36,989
Stock-based compensation	1,201,756	392,149
Equity loss of other investments and other	(67,418)	172,610
Realized gain on sale of other investments	(418,147)	-
Minority interest income of subsidiaries	32,957	17,919
Changes in operating assets and liabilities, net of effects of merger:
Accounts receivable - oil and natural gas sales	(900,656)	219,790
Accounts receivable - joint interest owners	2,150,169	(1,721,176)
Drilling advance - liabilities	546,508	622,537
Notes receivable	221,788	17,000
Prepaid expenses and other assets	(267,838)	(75,597)
Accounts payable and accrued liabilities	280,032	2,467,539
Net cash provided by operating activities	5,411,775	3,607,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of oil and natural gas properties	(28,725,363)	(20,429,090)
Leasehold expenditures, net	(5,614,924)	(19,841,843)
Acquisition of oil and natural gas properties	-	(23,967,283)
Sale of oil and natural gas properties	1,024,663	6,990,681
Sale and leaseback of gas compression equipment	1,202,000	-
Acquisitions/additions of pipeline, property, and equipment	(356,288)	(3,787,922)
Additions in other investments	(4,759)	(475,000)
Sales of other investments	457,762	-
Other	-	13,096
Net cash used in investing activities	(32,016,909)	(61,497,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank borrowings	5,335,000	830,000
Short-term bank payments	(4,459,173)	(7,030,000)
Advances on senior secured credit facility	26,000,000	40,000,000
Payments on senior secured credit facility	(1,000,000)	-
Payments on mortgage obligations and notes payable	(157,115)	(32,080)
Payments of financing fees on credit facilities	(152,826)	(2,386,613)
Capital contributions from minority interest members	24,837	-
Distributions to minority interest members	(49,839)	-
Proceeds from exercise of options and warrants	64,999	18,144,449
Other	(15,647)	(21,582)
Net cash provided by financing activities	25,590,236	49,504,174
Net decrease in cash and cash equivalents	(1,014,898)	(8,385,685)
Cash and cash equivalents, beginning of the period	1,735,396	11,980,638
Cash and cash equivalents, end of the period	$720,498	$3,594,953

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-continued)

Six Months Ended June 30,
2007	2006
NONCASH FINANCING AND INVESTING ACTIVITIES:
Oil and natural gas properties asset retirement obligation	$(370,842)	$976,340
Accrued exploration and development costs on oil and natural gas properties	2,945,868	1,716,283
Accrued leasehold costs	348,345	427,859
Pipeline acquisition, transfer of investment to pipeline assets	-	1,100,973
Oil and natural gas properties capitalized stock-based compensation	133,767	365,293
Conversion of redeemable convertible preferred stock to common stock	-	40,001
Conversion of accounts receivable to long-term notes receivable	26,349	60,000
Vehicle purchase through financing	94,407	-
Common stock received in connection with the sale of mining claims	56,885	-
SUPPLEMENTAL INFORMATION OF INTEREST AND INCOME TAXES PAID:
Interest, net of amount capitalized of $1,857,689 and $646,977, respectively	$1,352,151	$2,783,248
Income taxes	107,700	5,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND NATURE OF BUSINESS

Effective May 11, 2006, Cadence Resources Corporation (“Cadence”) and its wholly owned subsidiaries (collectively, the “Company”) amended its articles of incorporation to change its name to Aurora Oil & Gas Corporation (“AOG”). The Company is engaged in the exploration, acquisition, development, production, and sale of natural gas and crude oil. The Company generates most of its revenue from the production and sale of natural gas. The Company is currently focused on acquiring and developing operating interests in unconventional drilling programs in the Michigan Antrim shale and the New Albany shale of Indiana and Kentucky.

The Company uses different strategies for natural gas sales depending on the location of the field and the local markets. In most cases, the Company connects to nearby high pressure transmission pipelines and utilizes a gas marketing firm for the sale of production. Effective June 1, 2007, the Company entered into a firm sales contract with Integrys Energy Services, Inc. (formerly WPS) for 5,000 mmbtu per day at MichCon city-gate for the period June 1, 2007, through December 31, 2008. Integrys Energy Services, Inc. is the Company’s primary marketing partner for the majority of Michigan operated properties. In addition, the Company has five other base contracts established primarily for future natural gas sales in Indiana and Michigan. The Company sets the firm delivery volume obligation under these contracts on either a monthly or a daily basis with the amount of the obligation varying from month to month or day to day. As new wells come online and production volume increases, new production will be sold under the base contracts on a spot market pricing structure.

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

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

URORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth a reconciliation of the Company’s ARO liability:

Three Months Ended June 30,	2007	2006
Beginning balance	$766,670	$827,871
Liabilities incurred	56,523	263,026
Liabilities settled	-	-
Accretion expense	12,217	21,749
Revisions of estimated liabilities	154,475	(99,317)
Ending balance	$989,885	$1,013,329

Six Months Ended June 30,	2007	2006
Beginning balance	$1,331,893	$812,634
Liabilities incurred	123,861	263,026
Liabilities settled	(34,293)	-
Accretion expense	31,112	36,986
Revisions of estimated liabilities	(462,688)	(99,317)
Ending balance	$989,885	$1,013,329

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

The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment for changes in fair value, as specified in SFAS No. 133 “Accounting for Derivative Investments and Hedging Activities,” is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as natural gas revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings. The following natural gas contracts were in place as of June 30, 2007, and qualified as cash flow hedges:

Period	Type of Contract	Natural Gas Volume per Day	Price per mmbtu	Fair Value Asset (Liability)
April 2007—December 2008	Swap	5,000 mmbtu	$9.00	$2,481,798
April 2007—December 2008	Collar	2,000 mmbtu	$7.55/$ 9.00	129,597
January 2009—December 2009	Swap	7,000 mmbtu	$8.72	72,968
January 2010—March 2011	Swap	7,000 mmbtu	$8.68	78,071
Total Estimated Fair Value				$2,762,434

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2007, the Company has recognized in Comprehensive Income changes in fair value of $(1,099,949) on the contracts that have been designated as cash flow hedges on forecasted sales of natural gas. See “Comprehensive Income (Loss)” found in this note section. For the six months ended June 30, 2007, and 2006, the Company recognized $1,358,250 and $792,350, respectively, in net gains from hedging activities included in oil and natural gas revenues. For the three months ended June 30, 2007, and 2006, the Company recognized $573,250 and $792,350, respectively, in net gains from hedging activities included in oil and natural gas revenues.

In July 2007, the Company entered into the following fixed swap contracts: 1) 2,000 mmbtu per day with a fixed price of $8.41 per mmbtu for the period from January 1, 2008 through December 31, 2008; and 2) 7,000 mmbtu per day with a fixed price of $7.62 per mmbtu for the period from April 1, 2011 through September 30, 2011.

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

The following stock-based compensation was recorded for the periods indicated:

For the Three Months Ended June 30,	2007	2006
General and administrative expenses	$607,712	$234,757
Oil and natural gas properties	66,431	152,219
Total	$674,143	$386,976

For the Six Months Ended June 30,	2007	2006
General and administrative expenses	$1,201,756	$392,149
Oil and natural gas properties	133,767	365,293
Total	$1,335,523	$757,442

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income. Other comprehensive income includes income resulting from derivative instruments designated as hedging transactions. The details of comprehensive income (loss) are as follows for the periods indicated:

Three Months Ended June 30,	2007	2006
Net income (loss)	$229,477	$(1,185,188)
Other comprehensive income:
Change in fair value of derivative instruments	1,927,644	1,754,365
Comprehensive Income	$2,157,121	$569,177

Six Months Ended June 30,	2007	2006
Net loss	$(510,842)	$(1,949,846)
Other comprehensive income:
Change in fair value of derivative instruments	(1,099,949)	1,754,365
Comprehensive Loss	$(1,610,791)	$(195,481)

Income (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding plus other dilutive securities, such as restricted stock grants, stock options, warrants, and redeemable convertible preferred stock. For the three months ended June 30, 2007, the effect of stock options representing 2,395,780 common shares were excluded from the calculation of diluted earnings per share as their inclusion would have been antidilutive because the exercise price of the options was greater than the average market price of the common stock during the period. All dilutive securities were excluded in the computation of diluted loss per share for all other periods because their effect of assumed exercises or conversions was anti-dilutive and, accordingly, basic and dilutive weighted average shares are the same.

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

NOTE 4.	ACQUISITIONS AND DISPOSITIONS

2007 - Mining Claims

On May 15, 2007, the Company sold certain mining claims and mineral leases to U.S. Silver-Idaho, Inc. for $400,000 in cash and 50,000 shares of common stock in U.S. Silver Corporation. This non-core property sale consisted of 14 unpatented and 27 patented mining claims as well as 5 mineral leases located in Idaho. A $418,000 gain was recognized in other income since these non-core properties were being recognized as an investment.

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

During the second quarter of 2006, the Company identified $21.4 million of oil and natural gas properties as held for sale due to their high probability of being sold within a 12 month period. Through June 30, 2007, the Company completed $5.1 million in planned oil and natural gas properties sales consisting of four oil and natural gas properties located in Kansas, Louisiana, Ohio, and New Mexico. (See Note 4 “Acquisitions and Dispositions” for 2007 activity.) Under the full cost method, sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. The Company will routinely focus attention on its oil and natural gas properties to ensure that its continued holdings are aligned with the Company’s long-term strategic plan. Management expects to develop definitive disposal plan in the upcoming months and has currently removed properties held for sale from the balance sheet.

NOTE 6.	DEBT

Short-Term Bank Borrowings

The Company has a $5.0 million revolving line of credit agreement with Northwestern Bank for general corporate purposes. As of June 30, 2007, our total borrowing capacity available under this facility was $3.6 million. To secure this line of credit, two trusts controlled by an executive officer pledged certain shares of the Company’s common stock under his control. The interest rate under the revolving line of credit is Wall Street prime (8.25% at June 30, 2007, and 2006, respectively) with interest payable monthly in arrears. Principal is payable at the expiration of the revolving line of credit agreement. Northwestern Bank has extended the expiration date to October 15, 2007. Northwestern Bank also provides letters of credit for the drilling program (as described in Note 9 “Commitments and Contingencies”). Interest expense on the Northwestern Bank revolving line for the three months ended June 30, 2007, and 2006, was $6,015 and $106,626, respectively. Interest expense on the Northwestern Bank revolving line for the six months ended June 30, 2007, and 2006, was $6,882 and $178,454, respectively.

Short-Term Bank Borrowings - Bach Services & Manufacturing Co. L.L.C. (“Bach”), a wholly-owned subsidiary

On October 6, 2006, Bach entered into a $175,100 revolving line of credit agreement with Northwestern Bank for general company purposes. Effective April 16, 2007, Northwestern Bank increased the borrowing capacity under the revolving line of credit to $0.5 million. This line of credit is secured by all of Bach’s personal property owned or hereafter acquired and is non-recourse to the Company. The interest rate under the revolving line of credit is Wall Street prime (8.25% at June 30, 2007) with interest payable monthly in arrears. Principal is payable at the expiration of the revolving line of credit agreement. The expiration date is October 1, 2007. Interest expense for the three and six months ended June 30, 2007, was $180 and $1,343, respectively.

Mortgage and Notes Payable - Bach

As of June 30, 2007, Bach’s outstanding loans were as follows with interest expense for the three and six months ended June 30, 2007:

					Interest Expense
Description of Loan	Date of Loan	Maturity Date	Interest Rate	Principal Amount Outstanding	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Mortgage payable on building	10/06/06	10/15/09	6.00%	$374,587	$5,414	$11,344
Notes payable
Vehicles	10/06/06	10/01/10	7.50%	79,240	1,553	3,205
Equipment	10/06/06	09/01/07	5.50%	3,093	85	232
Vehicles	12/18/06	12/20/09	7.25%	59,492	1,168	2,437
Vehicles	04/23/07	04/25/11	7.00%	91,003	569	569
Total notes payable				$232,828	$3,375	$6,443

Mortgage Payable

On October 4, 2005, the Company entered into a mortgage loan from Northwestern Bank in the amount of $2,925,000 for the purchase of an office condominium and associated interior improvements. The security for this mortgage is the office condominium real estate. The payment schedule is monthly interest only for the first 3 months starting on November 1, 2005, and, beginning on February 1, 2006, principal and interest in 32 monthly payments of $21,969 with one principal and interest payment of $2,733,994 on October 1, 2008. The interest rate is 6.5% per year. The maturity date is October 1, 2008. As of June 30, 2007, the principal amount outstanding was $2,754,154. Interest expense for the three months ended June 30, 2007, and 2006, was $33,089 and $52,465, respectively. Interest expense for the six months ended June 30, 2007, and 2006, was $69,336 and $99,734, respectively.

Note Payable - Directors and Officers Insurance

On November 13, 2006, the Company entered into a financing agreement with AICCO, Inc. to finance the insurance premium related to director and officer liability insurance coverage in the amount of $184,230. A monthly payment of $15,807 is required beginning November 30, 2006, through August 1, 2007. The interest rate is 7.01% per year. As of June 30, 2007, the principal amount outstanding was $31,342. Interest expense for the three and six months ended June 30, 2007, was $1,091 and $2,273, respectively.

Mezzanine Financing

The Company has a 5-year $50 million mezzanine credit facility with Trust Company of the West (“TCW”) for the Michigan Antrim drilling program. The borrower is Aurora Antrim North (“North”), a wholly owned subsidiary of the Company. Upon closing of the BNP Paribas (“BNP”) senior secured credit facility discussed below, TCW now holds a second lien position in the Michigan Antrim natural gas properties. The interest rate is fixed at 11.5% per year, compounded quarterly, and payable in arrears. Beginning September 28, 2006, and quarterly thereafter, the required principal payment is 75% (100% if coverage deficiency or default occurs) of adjusted net cash flow determined by deducting specific expenses, including capital expenditures from “gross cash revenue.” The Company estimates that no principal payments on the mezzanine financing will be required until maturity because of the level of anticipated capital expenditures. The maturity date is September 30, 2009 with a commitment expiration date of August 12, 2007. The borrowing base is impacted by, among other factors, the fair value of the Company’s natural gas reserves that are pledged to TCW. Changes in the fair value of the natural gas reserves are caused by changes in prices for natural gas, operating expenses, and the results of drilling activity. A significant decline in the fair value of these reserves could reduce the borrowing base, and the Company may not be able to meet certain facility covenants.

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

For the three months ended June 30, 2007, and 2006, interest and fees incurred for the mezzanine credit facility was $1,175,417 and $1,150,139, respectively. For the six months ended June 30, 2007, and 2006, interest and fees incurred for the mezzanine credit facility was $2,350,834 and $2,351,111, respectively.

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

This facility provides for borrowings tied to BNP’s prime rate (or, if higher, the federal funds effective rate plus 0.5%) or LIBOR-based rate plus 1.25% to 2.0% depending on the borrowing base utilization, as selected by the Company. The borrowing base utilization is the percentage of the borrowing base that is drawn under the senior secured credit facility from time to time. As the borrowing base utilization increases, the LIBOR-based interest rates increase under this facility. As of June 30, 2007, interest on the borrowings had a weighted average interest rate of 7.125%. For the three months ended June 30, 2007, and 2006, interest and fees incurred for the senior secured credit facility was $591,010 and $714,167, respectively. For the six months ended June 30, 2007, and 2006, interest and fees incurred for the senior secured credit facility was $979,235 and $1,106,397, respectively.

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

On June 22, 2007, the senior secured credit facility was amended to modify the interest coverage ratio covenant for all remaining fiscal quarters in 2007. The interest coverage ratio will not, as of the last day of any 2007 fiscal quarter, permit the ratio of EBITDAX to Interest Expense for such period to be (i) less than 2.0 to 1.0 for the quarters ending June 30, 2007 and September 30, 2007 and (ii) less than 2.25 to 1.0 for fiscal quarter ending December 31, 2007. In addition, any swap agreements entered into by the parties may contain contingent requirements, agreements or covenants for North to post collateral or margin to secure its obligations under such swap agreement to cover market exposures.

The Company has engaged BNP to arrange and syndicate a second lien term loan facility. The proposed loan facility provides for a 5-year term loan in an initial amount up to $50 million which may increase up to $70 million over the life of the loan facility. The proceeds of the loan will be used to refinance the Company’s existing mezzanine financing with TCW and for general corporate purposes. BNP has identified several lenders willing to participate in this syndication subsequent to the completion of due diligence and lenders internal credit approvals. If this syndication is completed, the borrowing base under the existing BNP senior secured credit facility will increase from the current authorized borrowing base of $50 million to $70 million. There is no assurance that this proposed loan facility will be completed as currently contemplated.

The Company has incurred deferred financing fees of approximately $406,000 from BNP and approximately $2,850,000 from TCW. The deferred financing fees are being amortized on a straight-line basis over the remaining terms of each debt obligation. Amortization expense is estimated to be $0.8 million per year through 2009. Amortization expense was $228,556 and $168,170 for the three months ended June 30, 2007, and 2006, respectively. Amortization expense was $446,790 and $383,146 for the six months ended June 30, 2007, and 2006, respectively. In addition, the Company incurs various annual fees associated with unused commitment and agency fees. These annual fees are recorded to interest expense.

The Company capitalizes interest on debt related to expenditures made in connection with exploration and development projects that are not subject to the full cost amortization pool. Interest is capitalized only for the period that exploration activities are in progress. Interest is capitalized using a weighted average interest rate based on the outstanding borrowing, and cost of equity of the Company. Capitalized interest was $987,879 and $246,203 for the three months ended June 30, 2007, and 2006, respectively. Capitalized interest was $1,857,689 and $646,977 for the six months ended June 30, 2007, and 2006, respectively.

NOTE 7.	SHAREHOLDERS’ EQUITY

Common Stock

In January 2007, 78,158 shares of the Company’s common stock were issued in connection with the exercise of outstanding warrants by an outside party in a net issue (cashless) exercise transaction.

In February, March, and May 2007, 80,000 common stock options were exercised by various Company employees under the existing stock option plans at an exercise price of $0.375 per share. The Company received $30,000 in conjunction with these exercises.

In February and March 2007, 93,332 common stock options were exercised by various Company directors under the existing stock option plans at an exercise price of $0.375 per share. The Company received $35,000 in conjunction with these exercises.

In June 2007, 75,000 shares of the Company’s common stock valued at $147,000 were cancelled in order to reconcile with the Company’s transfer agent.

Common Stock Warrants

The following table provides information related to stock warrant activity for the six months ended June 30, 2007:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contract Life in Years
Outstanding at the beginning of the period	2,079,500	$1.71	1.98
Granted	-	-
Exercised	(78,158)	(1.25)	0.24
Forfeitures and other adjustments	(49,342)	(1.25)	0.24
Outstanding at the end of the period	1,952,000	$1.74	1.59

NOTE 8.	COMMON STOCK OPTIONS

As of June 30, 2007, the Company maintains four stock option plans that are fully described in Note 8 “Common Stock Options” in the Company’s Annual Report on Form 10-KSB for the year-ended December 31, 2006. These stock option plans provide for the award of options or restricted shares for compensatory purposes. The purpose of these plans is to promote the interests of the Company by aligning the interests of employees (including directors and officers who are employees), consultants, and non-employee directors of the Company and to provide incentives for such persons to exert maximum efforts for the success of the Company and its subsidiaries.

The following table provides activity for the stock option plans referenced above for the six months ended June 30, 2007:

Number of Shares Underlying Options
Options outstanding at beginning of period	3,432,496
Options granted	185,000
Options exercised	(173,332)
Options forfeited and other adjustments	(80,000)
Options outstanding at end of period	3,364,164

The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

Risk-free interest rate	4.67%
Expected years until exercise	3.25-6.0
Expected stock volatility	71.41%
Dividend yield	0%

All Stock Options

In addition, the Company has awarded compensatory options and warrants totaling 1,430,280 on an individualized basis that was considered outside the awards issued under its existing stock option plans. The following table provides activity with respect to all stock options awarded for the six months ended June 30, 2007:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(a)
Options outstanding at beginning of period	4,862,776	$2.23
Options granted	185,000	3.35
Options exercised	(173,332)	0.38
Forfeitures and other adjustments	(80,000)	5.03
Options outstanding at end of period	4,794,444	$2.30	$3,339,505
Exercisable at end of period	3,139,775	$1.55	$3,339,505
Weighted average fair value of options granted during period	$1.20

(a) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of the options exercised during the six months ended June 30, 2007, was approximately $304,000.

The following table provides the unrecognized compensation expense related to unvested stock options as of June 30, 2007. The expense is expected to be recognized over the following 3-year period.

Period to be Recognized	2007	2008	2009	2010	Total Unrecognized Compensation Expense

1st Quarter	$-	$428,053	$31,996	$1,146
2nd Quarter	-	360,689	14,664	-
3rd Quarter	587,474	117,728	5,194	-
4th Quarter	547,100	97,844	2,893	-
Total	$1,134,574	$1,004,314	$54,747	$1,146	$2,194,781

The weighted average remaining life by exercise price as of June 30, 2007, is summarized below:

Range of Exercise Prices	Outstanding Shares	Weighted Average Life	Exercisable Shares	Weighted Average Life
$0.25 - $0.38	576,664	3.7	576,664	3.7
$0.50 - $0.75	1,440,000	1.6	1,440,000	1.6
$1.25 - $1.75	352,000	7.2	352,000	7.2
$2.23 - $3.55	498,280	6.8	120,280	2.4
$3.62	1,140,000	3.5	300,000	3.4
$4.45 - $4.70	627,500	8.3	190,831	7.9
$5.19 - $5.54	160,000	3.3	160,000	3.3
$0.25 - $5.54	4,794,444	4.2	3,139,775	3.3

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Environmental Risk

Due to the nature of the oil and natural gas business, the Company is exposed to possible environmental risks. The Company manages its exposure to environmental liabilities for both properties it owns as well as properties to be acquired. The Company has historically not experienced any significant environmental liability and is not aware of any potential material environmental issues or claims at June 30, 2007.

Letters of Credit

For each salt water disposal well drilled in the State of Michigan, the Company is required to issue a letter of credit to the Michigan Supervisor of Wells. The Supervisor of Wells may draw on the letter of credit if the Company fails to comply with the regulatory requirements relating to the locating, drilling, completing, producing, reworking, plugging, filling of pits, and clean up of the well site. The letter of credit or a substitute financial instrument is required to be in place until the salt water disposal well is plugged and abandoned. For drilling natural gas wells, the Company is required to issue a blanket letter of credit to the Michigan Supervisor of Wells. This blanket letter of credit allows the Company to drill an unlimited number of natural gas wells. The existing letters of credit have been issued by Northwestern Bank of Traverse City, Michigan, and are secured only by a Reimbursement and Indemnification Commitment issued by the Company, together with a right of setoff against all of the Company’s deposit accounts with Northwestern Bank. At June 30, 2007, letters of credit in the amount of $1,056,100 were outstanding to the Michigan Supervisor of Wells.

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

Equipment Sale - Leaseback Agreement

Effective June 21, 2007, the Company entered into an agreement with Fifth Third Bank to sell and leaseback three natural gas compressors, which were accounted for as an operating lease. The net carrying value of the natural gas compressors sold was $1,202,000. Because the net carrying value of the natural gas compressors was equal to the sales price, there was no gain or loss recognized on the sale. The lease agreement has a base lease term of 84 months with a monthly rental fee of $13,610 beginning July 1, 2007.

Fry Well Loss

The Company is a participant with Savoy Energy, L.P. (“Savoy”) in a well known as the Fry 1-13 located in Mecosta County, Michigan. In late December 2006, the well experienced a blow-out event. Savoy currently is estimating costs of approximately $5.6 million for expenses associated with controlling the well and other related costs. The Company has a 13.33% cost interest (10% working interest) in this well to casing point and has paid approximately $762,000 to cover its portion of the loss.

NOTE 10.	RELATED PARTY TRANSACTION

Effective May 30, 2007, the board of directors named John C. Hunter as Vice President of Exploration and Production. He has worked for AOG since 2005 as Senior Petroleum Engineer. Prior to that, Mr. Hunter was instrumental in certain projects associated with the Company’s New Albany shale play. Over a series of agreements with the Company, Mr. Hunter (controlling member of Venator Energy, LLC) has acquired 1.25% working interest in certain leases. The leases cover approximately 132,600 acres (1,658 net) in certain counties located in Indiana. The 1.25% carried working interest shall be effective until development costs exceed $30 million. Thereafter, participation may continue as a standard 1.25% working interest owner. The Company is entitled to recovery of 100% of development costs (plus interest at a rate of 6.75% per annum compounded annually) from 85% of the net operating revenue generated from oil and gas production developed directly or indirectly in the area of mutual interest covered by the agreement. As of June 30, 2007, there is no production associated with this working interest and development costs were approximately $12.0 million.

Effective July 1, 2004, Aurora Energy, Ltd., (“AEL”), entered into a Fee Sharing Agreement with Mr. Hunter as compensation for bringing Bluegrass Energy Enhancement Fund, LLC (“Bluegrass”) and AEL together for the development of the 1500 Antrim and Red Run Projects in Michigan. At this time, AEL and Bluegrass have discontinued leasing activities in both projects. In the 1500 Antrim project, there are 23,989.41 acres. Mr. Hunter's carried working interest share of 0.8333% is approximately 199.95 net acres. The carried working interest relates to the first 55 wells that are drilled in the area of mutual interest. Thereafter, Mr. Hunter would pay his proportionate share of working interest expenses. Currently, there are no producing wells. The Red Run project contains 12,893.64 acres. Mr. Hunter's carried working interest share of 0.8333% is approximately 107.44 net acres. The carried working interest relates to the first 55 wells that are drilled in the area of mutual interest. Thereafter, Mr. Hunter would pay his proportionate share of working interest expenses. Currently, there are 3 wells permitted for the Red Run project and one well was temporarily abandoned in June 2007.

NOTE 11.	SUBSEQUENT EVENT

On July 30, 2007, the Company purchased from Horizontal Systems, Inc. its working interest in various undeveloped oil and natural gas leases located in Knox County, Indiana for approximately $1.2 million pursuant to a Sale and Assignment of Oil and Gas Interests Agreement. The properties included 25% working interest in one well and approximately 9,642 net acres.

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

Highlights

For the six months ended June 30, 2007, we continued to shift our focus from acquisition of properties to an early stage developer of unconventional shale development projects. As of June 30, 2007, our leasehold acres (both developed and undeveloped) were 1,312,331 (718,699 net) which represent a 8% increase over our December 31, 2006 net acres. Of the 95,552 (28,808 net) leasehold acres increase, 1,874 net acres were acquired in the Antrim shale play, 14,708 net acres were acquired in the New Albany shale play, 35,417 net acres were acquired in the Other plays, and 23,191 net acres were sold in the Other plays.

With regard to our strategy to generate growth through drilling, we drilled or participated in 58 (28 net) wells for the six months ended June 30, 2007, with a 91% success rate. Our Antrim drilling program was restricted for the first three months due to frost laws not allowing movement of drilling rigs. As of June 30, 2007, we had 504 (241 net) producing wells, 63 (35 net) wells awaiting hook-up, 31 (20 net) wells requiring resource assessment and 18 (8 net) wells temporary abandoned. We also continued our strategy to have greater control over our projects by operating 240 (223 net) wells, thus, operating 39% of our gross wells and 74% of our net wells. Of the 223 net wells operated by the Company, 173 net wells are producing in the Antrim; 28 net wells are awaiting hook-up primarily in the Antrim; 16 net wells requiring resource assessment primarily in the New Albany shale and Other; and 6 net wells are temporary abandoned in the Antrim.

Oil and natural gas production for the six months ended June 30, 2007, was 1,493,454 mcfe, a 15% increase over the 1,295,879 mcfe produced in the six months ended June 30, 2006. For the six months ended June 30, 2007, production continues to be hampered by delays bringing wells into production, and dewatering. The Company has seen its Michigan operated production significantly stabilize adding a 10% increase in existing Michigan operated production during the second quarter of 2007 as well as adding 5% net increase due to new wells being placed on-line.

Effective June 1, 2007, the Company entered into a firm sales contract with Integrys Energy Services, Inc. (formerly WPS) for 5,000 mmbtu per day at MichCon city-gate for the period of June 1, 2007 through December 31, 2008. Integrys Energy Services, Inc. will be the Company’s primary marketing partner for all of Michigan operated properties. The Company expects this partnering to provide extensive market and pipeline knowledge, strong credit worthiness as well as back office support.

In order to reduce exposure to fluctuations in the price of natural gas, the Company has recently increased its natural gas hedge position by entering into the following financial swap contracts: (1) 2,000 mmbtu per day at a fixed price of $8.41 for the period from January 1, 2008 through December 31, 2008; (2) 7,000 mmbtu per day at a fixed price of $8.72 for the period from January 1, 2009 through December 31, 2009; (3) 7,000 mmbtu per day at a fixed price of $8.68 for the period from January 1, 2010 through March 31, 2011; and (4) 7,000 mmbtu per day at a fixed price of $7.62 for the period from April 1, 2011 through September 30, 2011. These additional derivative instruments provide the Company with a weighted average floor price of $8.53 per mmbtu on this first 7,000 mmbtu per day through September 30, 2011.

In connection with recent management changes, the Company is focusing attention on its oil and natural gas properties to ensure that its continued holdings and capital budgets are aligned with the Company’s long-term strategic plan. Our 2007 capital budget for drilling and related well work and infrastructure has been revised from an estimated $73.7 million with participation in 291 (182 net) wells to an estimated $52.9 million with participation in 162 (111 net) wells. The following table summarizes our revised 2007 drilling and related well work budget for our key exploration and development areas:

	Actual January 2007 - June 2007 (a)			Budget July 2007 - December 2007 (a)
Play/Trend	Gross Wells Drilled	Net Wells Drilled	Net Capital Expenditure Budget	Gross Wells Projected to be Drilled	Net Wells Projected to be Drilled	Net Capital Expenditure Budget
Antrim	29	12.94	$7,150,000	49	41.29	$20,253,000
New Albany	16	4.05	2,869,000	28	17.23	15,881,000
Other	12	10.93	2,425,000	28	24.85	4,304,000
Total	57	27.92	$12,444,000	105	83.37	$40,438,000

Operated	21	19.20	$7,706,000	77	72.43	$35,656,000
Non-operated	36	8.72	4,738,000	28	10.94	4,782,000
Total	57	27.92	$12,444,000	105	83.37	$40,438,000

Note: (a) Does not include costs for leasehold interest of $2.7 million for 2007 YTD actuals and $1.7 million for the second half 2007 budget

The Company has engaged BNP to arrange and syndicate a second lien term loan facility. The proposed loan facility provides for a 5-year term loan in an initial amount up to $50 million which may increase up to $70 million over the life of the loan facility. The proceeds of the loan will be used to refinance the Company’s existing mezzanine financing with TCW and for general corporate purposes. BNP has identified several lenders willing to participate in this syndication subsequent to the completion of due diligence and lenders internal credit approvals. If this syndication is completed, the borrowing base under the existing BNP senior secured credit facility will increase from the current authorized borrowing base of $50 million to $70 million. There is no assurance that this proposed loan facility will be completed as currently contemplated.

Operating Statistics

The following table sets forth certain key operating statistics for the three and six months ended June 30, 2007 (the “Current Quarter” and the “Current Period”), and the three and six months ended June 30, 2006 (the “Prior Year Quarter” and the “Prior Year Period”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net wells drilled
Antrim shale	4	19	12	28
New Albany shale (“NAS”)	4	2	4	4
Other	4	1	8	1
Dry	-	-	4	2
Total	12	22	28	35
Total net wells
Antrim—producing	227	154	227	154
Antrim—awaiting hookup	33	31	33	31
NAS—producing	1	-	1	-
NAS—awaiting hookup	1	3	1	3
Other—producing	13	15	13	15
Other—awaiting hookup	1	4	1	4
Total	276	207	276	207
Production
Natural gas (mcf)	720,385	630,206	1,410,820	1,224,551
Crude oil (bbls)	6,773	5,286	13,772	11,888
Natural gas equivalent	761,023	661,922	1,493,453	1,295,879
Average daily production
Natural gas (mcf)	7,916	6,925	7,795	6,765
Crude oil (bbls)	74	58	76	66
Natural gas equivalent	8,363	7,274	8,251	7,161
Average sales price includes effects of realized hedging
Natural gas (mcf)	$8.60	$8.18	$8.33	$8.33
Crude oil (bbls)	$60.37	$69.93	$57.00	$62.34
Natural gas equivalent	$8.68	$8.35	$8.39	$8.44
Production revenue
Natural gas	$6,193,575	$5,154,728	$11,747,014	$10,200,110
Crude oil	408,854	369,626	784,991	$741,110
Total	$6,602,429	$5,524,354	$12,532,005	$10,941,220
Average expenses ($ per mcfe)
Production taxes	$0.40	$0.35	$0.38	$0.34
Post-production expenses	$0.67	$0.63	$0.54	$0.49
Lease operating expenses	$2.22	$1.36	$2.23	$1.71
General and administrative expense	$2.59	$2.53	$2.83	$2.50
General and administrative expense excluding stock-based compensation	$1.79	$1.95	$2.03	$1.92
Oil and natural gas depreciation, depletion and amortization expenses	$1.02	$1.61	$1.02	$1.55
Other assets depreciation and amortization	$0.75	$0.82	$0.76	$0.78
Interest expenses	$1.40	$2.98	$1.37	$2.75
Taxes	$0.03	$0.04	$-	$0.02

Number of employees including Bach	88	52	88	52

Results of Operations

Three Months Ended June 30, 2007, compared with Three Months Ended June 30, 2006

General. For the Current Quarter, the Company had a net income of $0.2 million, or $0.00 per diluted common share, on total revenues of $7.3 million. This compares to a net loss of $1.2 million, or $(0.01) per diluted common share, on total revenue of $5.7 million for the Prior Year Quarter. The $1.6 million increase in revenue represents our initial steps as an early stage developer of oil and natural gas properties as well as a gain recognized in the sale of mining claims.

Oil and Natural Gas Sales. During the Current Quarter, oil and natural gas sales were $6.6 million compared to $5.5 million in the Prior Year Quarter. The Company produced 761,023 mcfe at a weighted average price of $8.68 compared to 661,922 mcfe at a weighted average price of $8.35. This increase in production was due to new wells placed on-line and gains in stabilizing production. We had 241 net wells producing as of June 30, 2007, as compared to 169 net wells producing as of June 30, 2006. The weighted average price included $0.6 million and $0.8 million of realized gains from the gas derivative contract for Current Quarter and Prior Year Quarter, respectively. Production from the Antrim shale play represented approximately 92% of our oil and natural gas revenue for the Current Quarter.

The following table summarizes our oil and natural gas revenue by play/trend in the periods set forth below:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
Play/Trend	(mcfe)	Amount	(mcfe)	Amount
Antrim	709,155	$6,104,828	580,723	$4,891,814
New Albany	12,548	98,944	6,647	49,108
Other	39,320	398,657	74,552	583,432
Total	761,023	$6,602,429	661,922	$5,524,354

Other Revenues. Other revenues increased by $0.5 million, or 237% to $0.7 million in the Current Quarter from $0.2 million in the Prior Year Quarter. This increase is attributed to the sale of mining claims ($0.4 million) and the Bach acquisition in October 2006 which provides oil and natural gas field services.

Production Taxes. Production taxes were $0.3 million in the Current Quarter compared to $0.2 million in the Prior Year Quarter. This increase is attributed to new wells being added and production growth of existing wells. On a unit of production basis, production taxes were $0.40 per mcfe in the Current Quarter compared to $0.35 per mcfe in the Prior Year Quarter.

      Production and Lease Operating Expenses. Our production and lease operating expenses include services related to producing oil and natural gas, such as post-production costs which includes marketing and transportation, and expenses to operate the wells and equipment on producing leases.

Production and lease operating expenses were $2.2 million in the Current Quarter compared to $1.3 million in the Prior Year Quarter. On a per unit of production basis, production and lease operating expenses were $2.89 per mcfe in the Current Quarter compared to $1.99 per mcfe in the Prior Year Quarter. The increase in the Current Quarter was primarily attributable to higher energy costs, higher property taxes, pumping costs, and higher repair and maintenance associated with meters, generators, compressors and pumps. On a component basis, post-production expenses were $0.5 million, or $0.67 per mcfe, in the Current Quarter compared to $0.4 million, or $0.63 per mcfe, in the Prior Year Quarter, and lease operating expenses were $1.7 million, or $2.22 per mcfe, in the Current Quarter compared to $0.9 million, or $1.36 per mcfe, in the Prior Year Quarter.

Production and lease operating expenses for operated properties were $2.76 per mcfe in the Current Quarter while non-operated production and lease operating expenses were $3.30 per mcfe in the Current Quarter. Our operated Arrowhead project continues to negatively impact our operating cost controls and efficiency. Production and lease operating expenses for operated properties excluding Arrowhead were $2.48 per mmcfe in the Current Period.

Pipeline Operating Expenses and Field Services Expenses. Pipeline operating expenses were $0.1 million in the Current Quarter compared to $0.1 million in the Prior Year Quarter. Field services expenses were $45,824 in the Current Quarter compared to no expense in the Prior Year Quarter which are attributable to the Bach acquisition in October 2006.

General and Administrative Expenses. Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, consulting fees, and office related expense. General and administrative expenses in the Current Quarter increased by $0.3 million, or 17%, from the Prior Quarter. This increase is the result of executing our growth strategy. Our staffing requirements increased 13% to 59 employees for the Current Quarter compared to 52 employees in the Prior Year Quarter which excludes 29 employees from the Bach acquisition in October 2006.

Payroll and related costs increased by $0.8 million to $1.6 million in the Current Quarter due to higher stock-based compensation ($0.4 million), bonuses ($0.2 million) and staffing additions ($0.2 million). Legal, accounting, and other consulting services were reduced by $0.5 million to $0.4 million in the Current Quarter compared to $0.8 million in the Prior Year Quarter.

The Company follows the full cost method of accounting under which all costs associated with property acquisition, exploration, and development activities are capitalized. We capitalized certain internal costs that can be directly identified with our acquisition, exploration, and development activities and do not include any costs related to production, general corporate overhead, or similar activities. We capitalized $0.5 million of payroll and benefit costs for the Current Quarter compared to $0.4 million in the Prior Year Quarter.

Oil and Natural Gas Depletion, Depreciation and Amortization (“DD&A”). DD&A of oil and natural gas properties was $0.8 million and $1.1 million during the Current Quarter and the Prior Year Quarter, respectively. DD&A is a function of capitalized costs in the full cost pool and related underlying reserves in the periods presented. This decrease is the result of a change in estimate of DD&A from proven developed reserves to total proven reserves and the underlying reserves increasing by 89 bcfe as of December 31, 2006. The average DD&A cost per mcfe was $1.02 and $1.61 in the Current Quarter and the Prior Year Quarter, respectively.

Other Assets Depreciation and Amortization (“D&A”). D&A of other assets was $0.6 million in the Current Quarter compared to $0.5 million in the Prior Year Quarter. This increase was primarily the result of additions in other assets.

Interest Expense. Interest expense was $1.1 million in the Current Quarter compared to $2.0 million in the Prior Year Quarter. This decrease is the result of a change in estimating capitalized interest and reduction in borrowing under the senior secured credit facility. During the fourth quarter 2006, the Company modified its approach to estimating capitalized interest by recognizing that debt need not be specific debt incurred on a specific asset.

Taxes, Other. Other taxes primarily include state franchise taxes and personal property taxes. The Company has significant net operating loss carryforwards, thus no federal income tax expense has been recognized for either the Current Quarter or Prior Year Quarter. Tax expense was $25,129 in the Current Quarter compared to $27,694 in the Prior Year Quarter.

Six Months Ended June 30, 2007, compared with Six Months Ended June 30, 2006

General. For the Current Period, the Company had a net loss of $0.5 million, or $(0.01) per diluted common share, on total revenues of $13.5 million. This compares to a net loss of $1.9 million, or $(0.03) per diluted common share, on total revenue of $11.4 million for the Prior Year Period. The $2.2 million increase in revenue represents our initial steps as an early stage developer of oil and natural gas properties as well as a gain recognized in the sale of mining claims.

Oil and Natural Gas Sales. During the Current Period, oil and natural gas sales were $12.5 million compared to $10.9 million in the Prior Year Period. The Company produced 1,493,453 mcfe at a weighted average price of $8.39 compared to 1,295,879 mcfe at a weighted average price of $8.44. This increase in production was due to new wells placed on-line and gains in stabilizing production in the second quarter of 2007. We had 241 net wells producing as of June 30, 2007, as compared to 169 net wells producing as of June 30, 2006. The weighted average price included $1.4 million and $0.8 million of realized gains from the gas derivative contract for Current Period and Prior Year Period, respectively. Production from the Antrim shale play represented approximately 92% of our oil and natural gas revenue for the Current Period.

The following table summarizes our oil and natural gas revenue by play/trend in the periods set forth below:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Play/Trend	(mcfe)	Amount	(mcfe)	Amount
Antrim	1,384,508	$11,560,199	1,114,142	$9,245,791
New Albany	22,892	173,344	9,130	69,101
Other	86,053	798,462	172,607	1,626,328
Total	1,493,453	$12,532,005	1,295,879	$10,941,220

Other Revenues. Other revenues increased by $0.6 million, or 99% to $1.0 million in the Current Period from $0.4 million in the Prior Year Period. This increase is attributed to the sale of mining claims ($0.4 million) and to the Bach acquisition ($0.2 million) in October 2006 which provides oil and natural gas field services.

Production Taxes. Production taxes were $0.6 million in the Current Period compared to $0.4 million in the Prior Year Period. This increase is attributed to new wells being added and production growth of existing wells. On a unit of production basis, production taxes were $0.38 per mcfe in the Current Period compared to $0.34 per mcfe in the Prior Year Period.

Production and Lease Operating Expenses. Our production and lease operating expenses include services related to producing oil and natural gas, such as post-production costs, including marketing and transportation, and expenses to operate the wells and equipment on producing leases.

Production and lease operating expenses were $4.1 million in the Current Period compared to $2.9 million in the Prior Year Period. On a per unit of production basis, production and lease operating expenses were $2.77 per mcfe in the Current Period compared to $2.20 per mcfe in the Prior Year Period. The increase in the Current Period was primarily attributable to higher energy costs, higher property taxes, higher pumping costs, repair and maintenance associated with meters, compressors and pumps, and outside labor. On a component basis, post-production expenses were $0.8 million, or $0.54 per mcfe, in the Current Period compared to $0.6 million, or $0.49 per mcfe, in the Prior Year Period, and lease operating expenses were $3.3 million, or $2.23 per mcfe, in the Current Period compared to $2.2 million, or $1.71 per mcfe, in the Prior Year Period.

Production and lease operating expenses for operated properties were $2.57 per mcfe in the Current Period while non-operated production and lease operating expenses were $3.40 per mcfe in the Current Period. Our operated Arrowhead project continues to negatively impact our operating cost controls and efficiency. Production and lease operating expenses for operated properties excluding Arrowhead were $2.27 per mmcfe in the Current Period.

Pipeline Operating Expenses and Field Services Expenses. Pipeline operating expenses were $0.2 million in the Current Period compared to $0.1 million in the Prior Year Period. Field services expenses were $0.2 million in the Current Period compared to no expense in the Prior Year Period which are attributable to the Bach acquisition in October 2006.

General and Administrative Expenses. Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, consulting fees, and office related expense. General and administrative expenses in the Current Period increased by $1.0 million, or 31%, from the Prior Year Period. This increase is the result of executing our growth strategy. This has resulted in substantial increases in employees and related cost. Our staffing requirements increased 39% to 59 employees for the Current Period compared to 52 employees in the Prior Year Period which excludes 29 employees from the Bach acquisition.

Payroll and related costs increased by $1.8 million to $3.1 million in the Current Period due to higher stock-based compensation ($1.2 million), bonuses ($0.3 million) and staffing additions ($0.3 million). Legal, accounting, and other consulting services were reduced by $0.8 million to $0.7 million in the Current Period compared to $1.9 million in the Prior Year Period.

The Company follows the full cost method of accounting under which all costs associated with property acquisition, exploration, and development activities are capitalized. We capitalized certain internal costs that can be directly identified with our acquisition, exploration, and development activities and do not include any costs related to production, general corporate overhead, or similar activities. We capitalized $0.8 million of payroll and benefit costs for the Current Period compared to $1.0 million in the Prior Year Period.

Oil and Natural Gas Depletion, Depreciation and Amortization (“DD&A”). DD&A of oil and natural gas properties was $1.5 million and $2.0 million during the Current Period and the Prior Year Period, respectively. DD&A is a function of capitalized costs in the full cost pool and related underlying reserves in the periods presented. This decrease is the result of a change in estimate of DD&A from proven developed reserves to total proven reserves and the underlying reserves increasing by 89 bcfe as of December 31, 2006. The average DD&A cost per mcfe was $1.02 and $1.55 in the Current Period and the Prior Year Period, respectively.

Other Assets Depreciation and Amortization (“D&A”). D&A of other assets was $1.1 million in the Current Period, compared to $1.0 million in the Prior Year Period. This increase was primarily the result of additions in other assets.

Interest Expense. Interest expense was $2.1 million in the Current Period compared to $3.6 million in the Prior Year Period. This decrease is the result of a change in estimating capitalized interest and reduction in borrowing under the senior secured credit facility. During the fourth quarter 2006, the Company modified its approach to estimating capitalized interest by recognizing that debt need not be specific debt incurred on a specific asset.

Taxes, Other. Tax expense (refund) was ($53) in the Current Period compared to $29,361 in the Prior Year Period. This decrease primarily represents a 2003 Indiana property tax refund of $39,884 received in 2007. The Company has significant net operating loss carryforwards, thus no federal income tax expense has been recognized.

Liquidity and Capital Resources

We expect to fund our growth using a combination of existing and anticipated debt capacity, sale of non-core assets, existing cash balances, and internally generated cash flows from sales of natural gas production. Our revised 2007 capital budget for drilling and related well work and infrastructure is estimated to be approximately $52.9 million with anticipated participation in 162 (111 net) wells. We may be required to adjust our capital expenditures if the anticipated debt financing is not obtained and we are not able to complete sales of non-core assets. Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures

Our mezzanine financing is a $50 million credit facility with Trust Company of the West (“TCW”) for the Michigan Antrim shale drilling program. It has a maturity date of September 30, 2009 and commitment expiration date of August 12, 2007. Borrowings under the TCW credit facility as of June 30, 2007 were $40 million with available borrowing capacity of $10 million. The interest rate is fixed at 11.5% per year, calculated and payable in arrears. Beginning September 28, 2006 and quarterly thereafter, the required principal payment is 75% (100% if coverage deficiency or default occurs) of Adjusted Net Cash Flow determined by deducting applicable operating expenses and capital expenditures from gross revenue. The TCW borrowing base is subject to semi-annual re-determination and certain other re-determinations based upon several factors. The borrowing base is impacted by, among other factors, the fair value of our natural gas reserves that are pledged to TCW. Changes in the fair value of our oil and natural gas reserves are caused by changes in prices for natural gas and crude oil, operating expenses and the results of drilling activity. A significant decline in the fair value of these reserves could cause us to be unable to meet certain facility covenants, which could result in a reduction in our borrowing base. The TCW loan agreement prohibits the declaration or payment of dividends and contains certain covenants. As of June 30, 2007, we were in compliance with all of the applicable covenants.

Our senior secured credit facility is a $100 million senior secured credit facility with BNP Paribas (“BNP”). The current borrowing base under this facility is $50 million and has not been updated for our 2006 year end reserves. As proved reserves are added, this borrowing base may increase up to $100 million with TCW consent. This facility matures the earlier of January 31, 2010, or 91 days prior to the maturity of the mezzanine credit facility. This facility provides for borrowings tied to prime rate or LIBOR plus 1.25 to 2.0% depending on the borrowing base utilization that we select. As of June 30, 2007, interest on borrowings under our senior credit facility had a weighted average interest rate of 7.125% and our total borrowings under this facility were $35 million. A required semi-annual reserve report may result in an increase or decrease in credit availability.

The senior secured credit facility contains, among other things, certain covenants relating to restricted payments, loans or advances to others, additional indebtedness, and incurrence of liens. It also provides for the maintenance of certain financial and operating ratios, including current ratio and specified coverage ratios (collateral coverage and proved developed producing reserves coverage ratios). Effective December 21, 2006, the senior secured credit facility was amended to eliminate the interest coverage ratio covenant for the fiscal quarter ending December 31, 2006, and to modify the 2007 fiscal quarters’ interest coverage ratio covenants. On June 22, 2007, the senior secured credit facility was amended to modify the interest coverage ratio covenant for all remaining fiscal quarters in 2007. The interest coverage ratio will not, as of the last day of any 2007 fiscal quarter, permit the ratio of EBITDAX to Interest Expense for such period to be (i) less than 2.0 to 1.0 for the quarters ending June 30, 2007 and September 30, 2007 and (ii) less than 2.25 to 1.0 for fiscal quarter ending December 31, 2007. As of June 30, 2007, we were in compliance with all of the applicable covenants.

Our short-term line of credit is a $5 million revolving line of credit with Northwestern Bank for general corporate purposes. As of June 30, 2007, our total borrowing capacity available under this facility was $3.6 million. The interest rate is the prime rate with interest payable monthly in arrears. Principal is payable at the expiration of the line of credit, October 15, 2007.

Our total capitalization was as follows:

	As of June 30, 2007	As of December 31, 2006
Short-term bank borrowings	$1,418,615	$542,788
Obligations under capital lease	11,545	17,096
Notes payable	264,170	280,321
Mortgage payables	3,128,741	3,175,298
Mezzanine financing	40,000,000	40,000,000
Senior secured credit facility	35,000,000	10,000,000
Total debt	79,823,071	54,015,503
Shareholders’ equity	138,005,484	139,731,099
Total capitalization	$217,828,555	$193,746,602

Cash Flows from Operating Activities

Cash provided by operating activities was $5.4 million in the Current Period, compared to cash provided by operating activities of $3.6 million in the Prior Year Period. The $1.8 million increase in cash provided by operating activities primarily due to higher production volumes offset by higher operating expenses. The Current Period cash flow provided by operating activities included; (1) $2.7 million received from joint interest partners for development projects and drilling advances; (2) $4.3 million in non-cash charges; (3) $0.4 million decrease in other investment and subsidiaries: (4) $0.2 million received from notes receivable; (5) $0.9 million decrease in current assets and liabilities; and (6) a net loss of $0.5 million. See Results of Operations” for discussion of changes in revenues and expenses.

Cash Flows Used in Investing Activities

Cash flows used in investing activities was $32.0 million in the Current Period, compared to $61.5 million in the Prior Year Period. The following table describes our significant investing transactions that we completed in the periods set forth below:

	Six Months Ended June 30,
	2007	2006
Acquisitions of leasehold
Antrim shale	$915,684	$4,496,399
New Albany shale	1,250,111	13,485,397
Other	3,449,129	1,232,308
Drilling and development of oil and natural gas properties
Antrim shale	14,571,159	10,337,497
New Albany shale	3,988,899	307,421
Other	908,678	2,784,404
Infrastructure properties
Antrim shale	6,321,732	6,334,665
New Albany shale	276,234	-
Other	10,288	18,785

Capitalized interest and general and administrative costs on exploration, development and leasehold	2,648,373	1,274,057

Acquisitions of oil and natural gas properties	-	23,967,283
Acquisitions/additions for pipeline, property, and equipment	356,288	3,787,922
Other, net	4,759	475,000
Subtotal of capital expenditures	34,701,334	68,501,138

Sale of oil and natural gas properties	1,024,663	6,990,681
Sale and leaseback of gas compression equipment	1,202,000	-
Sales of other investment and other	457,762	13,096
Subtotal of capital divestitures	2,684,425	7,003,777
Total	$32,016,909	$61,497,361

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $25.6 million in the Current Period compared to $49.5 million in the Prior Year Period. Cash flows provided in the Current Period included: (1) $26.0 million of senior secured credit borrowing; and (2) $5.3 million of short-term bank borrowings. Cash flows used in the Current Period included: (1) pay-down of $4.5 within short-term bank borrowings; (2) pay-down of $1.0 million in senior credit borrowings; (3) pay-down of $0.2 million in mortgage obligations; and (3) payment of $0.2 million in financing fees.

Cash flows provided by financing activities in the Prior Year Period included: (1) $40.0 million of senior secured credit borrowing; (2) $18.1 million of net proceeds received from exercise of common stock options and warrants; and (3) $0.8 million in short-term borrowings. Cash flows used by financing in the Prior Year Period included: (1) net pay-down of $7.0 million within short-term bank borrowings; (2) payments of $2.4 million in financing fees; and (3) pay-down of $0.1 million within mortgage obligations and other.

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

ITEM 3.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company’s results of operations and operating cash flows are impacted by the fluctuations in the market prices of natural gas. To mitigate a portion of the exposure to adverse market changes, the Company will periodically enter into various derivative instruments with a major financial institution. The purpose of the derivative instrument is to provide a measure of stability to the Company’s cash flow in meeting financial obligations while operating in a volatile natural gas market environment. The derivative instrument reduces the Company’s exposure on the hedged production volumes to decreases in commodity prices and limits the benefit the Company might otherwise receive from any increases in commodity prices on the hedged production volumes. The following natural gas contracts were in place as of June 30, 2007:

Period	Type of Contract	Natural Gas Volume per Day	Price per mmbtu	Fair Value Asset (Liability)
April 2007—December 2008	Swap	5,000 mmbtu	$9.00	$2,481,798
April 2007—December 2008	Collar	2,000 mmbtu	$7.55/$ 9.00	129,597
January 2009—December 2009	Swap	7,000 mmbtu	$8.72	72,968
January 2010—March 2011	Swap	7,000 mmbtu	$8.68	78,071
Total Estimated Fair Value				$2,762,434

In July 2007, the Company entered into the following fixed swap contracts: 1) 2,000 mmbtu per day with a fixed price of $8.41 per mmbtu for the period from January 1, 2008 through December 31, 2008; and 2) 7,000 mmbtu per day with a fixed price of $7.62 per mmbtu for the period from April 1, 2011 through September 30, 2011.

Interest Rate Risk

The Company does not use interest rate derivatives to mitigate exposure to changes in interest rates. The following table sets forth the Company’s principal financing obligation and the related interest rates as of June 30, 2007:

	Expected Maturity	Average Interest Rate as of June 30, 2007	Principal Outstanding
Short-term bank borrowings	Revolving	Variable - 8.25%	1,418,615
Obligations under capital lease	01/10/09	8.25%	11,545
Notes payable	08/01/07-04/25/11	5.50% - 7.50%	264,170
Mortgage payable	10/15/09	Fixed at 6.00%	374,587
Mortgage payable	10/01/08	Fixed at 6.50%	2,754,154
Mezzanine financing	09/30/09	Fixed at 11.50%	35,000,000
Senior secured credit facility	01/31/10	Variable - 7.125%	40,000,000
Total debt			$79,823,071

ITEM 4.	CONTROLS AND PROCEDURES

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007, and have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. Our CEO and CFO believe that the condensed consolidated financial statements included in this report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

We did not sell any of our unregisterd equity securities nor did we repurchase any of our outstanding equity securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on May 18, 2007 for the purposes of electing the Board of Directors. Each of the Company’s nominees for Board of Directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	For	Against
William W. Deneau	81,519,752	1,330,616
Gary J. Myles	80,514,242	2,336,126
Earl V. Young	81,405,429	1,444,939
Wayne G. Schaeffer	81,433,350	1,417,018
Kevin D. Stulp	81,582,793	1,287,575
Richard M. Deneau	81,525,352	1,325,016
Ronald E. Huff	80,588,125	2,262,243

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Restated Articles of Incorporation of Aurora Oil & Gas Corporation.

*3.2	By-Laws of Aurora Oil & Gas Corporation.

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

*10.25	Third Amendment to Credit Agreement between Aurora Antrim North, L.L.C., et al. and BNP Paribas dated June 20, 2007.

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.

*32.1	Section 1350 Certification of Principal Executive Officer.

*32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

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

AURORA OIL & GAS CORPORATION

Date: August 9, 2007	By:	/s/ William W. Deneau
Name: William W. Deneau Title: Chief Executive Officer

Date: August 9, 2007	By:	/s/ Ronald E. Huff
Name: Ronald E. Huff Title: President and Chief Financial Officer