Form 10QSB/A
period 2006-06-30
Aurora Oil & Gas CORP
filed 2007-12-19
CIK 933157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
Amendment No. 3

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
(Address of principal executive offices) (231) 941-0073
(Issuer’s telephone number) Cadence Resources Corporation
(Former name, former address and former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 3 (“Amendment No. 3”) to the Quarterly Report on Form 10-QSB of Aurora Oil & Gas Corporation for the quarterly period ended June 30, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2006 (the “Original Form 10-QSB”). This Amendment No. 3 is being filed solely for the purpose of filing in redacted form Exhibit 10.11 to the Original Form 10-QSB.

Except as described above, no other changes have been made to the Original Form 10-QSB as previously amended by Amendment Nos. 1 and 2, and this Amendment No. 3 does not otherwise attempt to update the information set forth in the Original Form 10-QSB as previously amended.

PART II

ITEM 6. EXHIBITS

3.1(2)	Restated Articles of Incorporation of Aurora Oil & Gas Corporation.
3.2(2)	Bylaws of Aurora Oil & Gas Corporation.
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

10.3(1)	Asset Purchase Agreement with Nor Am Energy, L.L.C., Provins Family, L.L.C. and O.I.L. Energy Corp. dated January 10, 2006.
10.4(1)	First Amendment to First Amended and Restated Note Purchase Agreement between Aurora Antrim North, L.L.C., et al., and TCW Asset Management Company, dated January 31, 2006.
10.5(1)	Credit Agreement among Aurora Antrim North, L.L.C., et al. and BNP Paribas, et al., dated January 31, 2006.
10.6(1)	Intercreditor and Subordination Agreement among BNP Paribas, et al., TCW Asset Management Company, and Aurora Antrim North, L.L.C., dated January 31, 2006.
10.7(1)	Promissory Note from Aurora Energy, Ltd. to Northwestern Bank dated January 31, 2006.
10.8(1)	Confirmation from BNP Paribas to Aurora Antrim North, L.L.C., dated February 22, 2006 relating to gas sale commitment.
10.9	2006 Stock Incentive Plan. (Filed as an exhibit to our Form S-8 Registration Statement filed with the SEC on May 16, 2006.)
10.10(2)	Employment Agreement with Ronald E. Huff dated June 19, 2006.
10.11(3)	Letter Agreement with Bach Enterprises dated July 10, 2006.
10.12(2)	First Amendment to Credit Agreement between Aurora Antrim North, L.L.C., et al. and BNP Paribas dated July 14, 2006.
10.13(2)	The Denthorn Trust Commercial Guaranty of obligations to Northwestern Bank.
10.14(2)	William W. Deneau Commercial Guaranty of obligations to Northwestern Bank.
10.15(2)	White Pine Land Services, Inc. Commercial Pledge Agreement to Northwestern Bank.
10.16(2)	The Denthorn Trust Commercial Pledge Agreement to Northwestern Bank.
15(2)	Awareness letter from Rachlin Cohen & Holtz, LLP
31.1**	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer.

(1) Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006.

(2) Filed on August 7, 2006 with our initial Form 10-QSB for the quarter ended June 30, 2006.

(3) Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Amended Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

** Filed with this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned duly authorized.

AURORA OIL & GAS CORPORATION

Date: December 19, 2007	By:	/s/ William W. Deneau
William W. Deneau, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ronald E. Huff
Ronald E. Huff, President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)