Form 10QSB/A
period 2006-06-30
Aurora Oil & Gas CORP
filed 2008-01-30
CIK 933157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
Amendment No. 4

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 4 (“Amendment No. 4”) to the Quarterly Report on Form 10-QSB of Aurora Oil & Gas Corporation for the quarterly period ended June 30, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2006 (the “Original Form 10-QSB”). This Amendment No. 4 is being filed solely for the purpose of filing a revised redacted Exhibit 10.11 to the Original Form 10-QSB.

Except as described above, no other changes have been made to the Original Form 10-QSB as previously amended by Amendment Nos. 1, 2, and 3, and this Amendment No. 4 does not otherwise attempt to update the information set forth in the Original Form 10-QSB as previously amended.

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

AURORA OIL & GAS CORPORATION

Date: January 30, 2008	By:	/s/ William W. Deneau
William W. Deneau, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Barbara E. Lawson
Barbara E. Lawson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)