Form 10-K/A
period 2007-12-31
Aurora Oil & Gas CORP
filed 2008-04-11
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2007, was $162,137,547. The number of outstanding shares of the Registrant’s common stock as of April 9, 2008, was 102,432,788.

AURORA OIL & GAS CORPORATION
2007 ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT

This Amendment to Form 10-K of the Aurora Oil & Gas Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 7, 2008, is being filed to amend the Original Filing. This amendment on Form 10-K/A amends only Items 10-14 of Part III that were previously incorporated by reference to the Company’s Proxy Statement for the annual shareholders’ meeting, and removes the “Executive Officers” Section of Item 1 in Part I that duplicated information provided in the amended Part III.

As a result of this amendment, the management certifications and consents, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the Amendment described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

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

Establish a base of lower risk development projects. We have established an extensive leasehold position in three plays – Antrim shale, New Albany shale and Woodford shale. All of these plays are at varying stages of their respective development life cycle. We believe the New Albany shale and Woodford shale represent emerging plays, as development activity has only been initiated within the last several years. As we invest capital into these plays, we believe that increased information resulting from drilling and production data by all operators will lower the risk profile, enhance results and provide opportunities for creating natural gas reserves and production growth.

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

(d)
Represents the present value, discounted at 10% per annum (PV-10), of estimated future net revenue before income tax of our estimated proved reserves. The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2007. The estimated future production is priced at December 31, 2007, without escalation, using $90.18 per bbl and $7.18 per mmbtu, in each case adjusted for transportation fees and regional price differentials. PV-10 is a non-GAAP financial measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP. We have included a reconciliation of PV-10 to the most directly comparable GAAP measure – standardized measure of discounted future net cash flow – in the following table:

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

Production and price information

The following table summarizes sales volumes, sales prices, and production cost information for the periods indicated:

	Year Ended December 31
	2007	2006	2005
Production
Oil (bbls)	27,907	22,588	10,628
Natural gas (mcf)	3,039,714	2,517,897	687,271
Natural gas equivalent (mcfe)	3,207,155	2,653,427	751,039

Oil and natural gas sales
Oil sales	$1,939,160	$1,399,445	$558,455
Natural gas sales	24,784,658	20,192,366	6,184,989
Total	$26,723,818	$21,591,811	$6,743,444

Average sales price (including realized gains or losses from hedging)
Oil ($ per bbl)	$69.49	$61.96	$52.55
Natural gas ($ per mcf)	8.15	8.02	9.00
Natural gas equivalent ($ per mcfe)	8.33	8.14	8.98

Average production expenses ($ per mcfe)
Production taxes	$0.35	$0.33	$0.67
Post-production expenses	0.59	0.55	0.50
Leasing operating expenses	2.14	1.82	1.62
Total	$3.08	$2.70	$2.79

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

Our level of indebtedness, and the covenants contained in our credit facility agreements, could have important consequences for our operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions and detracting from our ability to withstand successfully a downturn in our business or the economy generally;
•
requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage relative to other less leveraged competitors; and
•	making us vulnerable to increases in interest rates, because borrowings under our credit facility may be at rates prevailing at the time of each borrowing.

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

For the 36-month period ending December 31, 2007, our stock traded as high as $7.44 per share and as low as $1.09 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	changes in natural gas prices;
•	changes in the natural gas industry and the overall economic environment;
•	quarterly variations in operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of other similar companies;
•	announcements by us or our competitors of new discoveries or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;
•	additions or departures of key personnel;
•	any deviations in net sales or losses from levels expected by securities analysts; and
•	future sales of our common stock.

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

	2007	2006	2005
Statement of Operations Data
Revenues:
Oil and natural gas sales	$26,723,818	$21,591,811	$6,743,444
Pipeline transportation and marketing	792,587	489,473	-
Field service and sales	390,401	125,611	-
Interest and other	549,149	220,592	666,850
Total revenues	28,455,955	22,427,487	7,410,294

Expenses:
Production taxes	1,123,070	877,319	506,635
Production and lease operating expense	8,761,445	5,966,341	1,587,205
Pipeline operating expense	359,865	265,795	-
Field services expense	321,753	90,913	-
General and administrative expense	8,029,122	7,531,718	3,435,507
Oil and natural gas depletion and amortization	3,769,104	2,681,290	767,511
Other assets depreciation and amortization	2,396,026	2,083,191	308,647
Interest expense	4,582,021	4,573,785	1,307,370
Loss on debt extinguishment	3,448,520	-	-
Taxes, other	19,021	250,884	29,651
Total expenses	32,809,947	24,321,236	7,942,526
Loss before minority interest	(4,353,992)	(1,893,749)	(532,232)
Minority interest in (income) loss of subsidiaries	(67,841)	(50,898)	15,960
Net loss	$(4,421,833)	$(1,944,647)	$(516,272)

Net loss per common share–basic and diluted	$(0.04)	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	101,633,162	82,288,243	40,622,000

Cash Flow Data
Cash provided by (used in) operating activities	$10,079,049	$5,467,910	$(2,404,739)
Cash used by investing activities	(61,100,489)	(89,606,098)	(39,869,326)
Cash provided by financing activities	51,711,722	73,892,946	49,075,121

	As of December 31,
	2007	2006
Balance Sheet Data
Cash and cash equivalents	$2,425,678	$1,735,396
Other current assets	8,901,774	11,306,797
Oil and natural gas properties, net (using full cost accounting)	209,818,344	161,471,277
Other property and equipment, net	10,365,599	10,465,897
Other assets	23,160,273	27,407,825
Total assets	$254,671,668	$212,387,192

Current liabilities	$8,580,990	$18,040,082
Long-term debt, net of current maturities	113,835,028	54,538,138
Minority interest in nets assets of subsidiaries	112,661	77,873
Shareholders’ equity	132,142,989	139,731,099
Total liabilities and shareholders’ equity	$254,671,668	$212,387,192

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

With Mr. McDevitt’s assistance, we have determined that our existing capital structure is not adequate to continue our planned growth. In fact, we believe that the best way to pursue the development of our acreage base is to install project financing directed toward each play or subset of each play. At this time, we are negotiating several term sheets with certain recognized energy lenders offering credit facilities for a minimum of at least $50 million per project for at least two of our development projects—one for the New Albany shale and one for the Woodford shale. Upon closing, we expect to have to establish separate financing entities for these projects which will be non-recourse to our other businesses. Our goal is to have these term sheets signed within approximately 30 days and closed, subject to BNP consent, within 90 days. We anticipate announcing the terms of the respective credit facilities upon the closing of such agreements. There can be no assurance that we will be able to successfully procure the project financings that we are seeking.

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

The following table sets forth our principal financing obligation and the related interest rates as of December 31, 2007:

	Expected Maturity	Average Interest Rate as of December 31, 2007	Principal Outstanding
Obligations under capital lease	01/10/09	8.25%	$7,784
Notes payable	08/01/07-04/25/11	5.50% - 7.50%	219,478
Mortgage payable	10/15/09	Fixed at 6.00%	369,408
Mortgage payable	2/08/11	Fixed at 6.50%	2,712,788
Second lien term loan	08/20/12	Hedged at 11.86%	50,000,000
Senior secured credit facility	01/31/10	Variable – 6.93%	56,000,000
Total debt			$109,309,458

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

ITEM 8. FINANCIAL STATEMENTS

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	49

Reports of Independent Registered Public Accounting Firms	50-51

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006	52-53

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	54

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	55

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	56-57

Notes to Consolidated Financial Statements	58

Supplemental Oil and Natural Gas Information (Unaudited)	84

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

	2005
	Historical	Pro Forma
Oil and natural gas revenues	$6,743,444	$8,821,869
Production expenses	(2,093,840)	(2,846,316)
Net operating revenues	4,649,604	5,975,553

Net loss	$(516,272)	$(4,293,053)

Net loss per common share – basic and diluted	$(0.01)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	40,622,000	58,108,000

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Mortgage and Notes Payable - Bach

Bach’s outstanding debt was as follows with interest expense for the periods indicated:

	Date of	Maturity	Interest	Principal Amount	Interest Expense
Description of Loan	Loan	Date	Rate	Outstanding	2007	2006
Mortgage payable on building	10/06/06	10/15/09	6.00%	$369,408	$20,657	$5,352
Notes payable:
Vehicles	10/06/06	10/01/10	7.50%	68,231	6,006	1,618
Equipment	10/06/06	09/01/07	5.50%	-	253	198
Vehicles	12/18/06	12/20/09	7.25%	48,452	4,158	-
Vehicles	04/23/07	04/25/11	7.00%	80,490	4,213	-
Vehicles	09/13/07	09/15/10	6.95%	22,305	424	-
Total notes payable				$219,478	$15,054	$1,816

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

(1)“Net changes in prices and production costs” – Our reserves consist primarily of natural gas. A significant change in natural gas price between reporting periods resulted in differences between 2005, 2006 and 2007. These price fluctuations were offset by changes in production costs. A summary of the changes is as follows:

	Price	Change in Price	Production Cost	Change in Production Cost
2007	$7.18	$1.34	$3.34	$0.87
2006	$5.84	$(4.05)	$2.47	$(0.39)
2005	$9.89	$3.69	$2.86	$(0.74)
2004	$6.20		$2.12

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited—continued)

(2)“Revisions in quantity estimates” – The quantity estimates varied significantly between 2005, 2006 and 2007. The large reduction reflected in 2007 resulted when year end prices were applied to the downward adjustments of 34 bcfe to the 12/31/06 reserves for certain Antrim properties, then discounted back to present value. Certain fluctuations occurred in 2006 versus 2005 due to the classification of additional wells being added to the proved undeveloped category from the 12/31/05 report versus the 12/31/06 report. The additional wells were treated as “revisions” in the 2005 report but as new discoveries or extensions in the 2006 report which impacts the comparability between the 2 years. In addition, an upward revision was made in 2005. This was due to positive initial production rates from one particular project area which outperformed prior year expectations resulting in an upward adjustment to the projected production profile.

(3)“Accretion to the discount” – In 2005, this line item was computed as the change in the overall discount between the 2004 report and the 2005 report. In 2006 and 2007, it was computed using the more simplified and industry-recognized method as a computation of the 10% of the pre-tax present value of the prior year reserve report.

(4)“Other” – This line item reflects reconciling amounts which is made available to capture those timing and other differences, including modifications to the methodology applied from 2005, 2006, and 2007.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each of our executive officers and directors.

Name	Age	Position(s) with the Company
William W. Deneau	63	Director, Chairman and Chief Executive Officer
John E. McDevitt	61	Director, President, and Chief Operating Officer
John C. Hunter	56	Vice President, Exploration and Production
Barbara E. Lawson	49	Chief Financial Officer
Gilbert A. Smith	60	Vice President, Business Development
Richard M. Deneau	61	Director
Gary J. Myles	62	Director
Wayne G. Schaeffer	61	Director
Kevin D. Stulp	52	Director
Earl V. Young	67	Director

Under the Company’s by-laws, the authorized number of directors is set at no fewer than three and no more than ten directors. The Board of Directors currently has seven members. Each member of the Board of Directors serves for a term of one year that expires at the following annual shareholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed.

To the best of our knowledge, none of our Directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Set forth below is certain biographical information regarding each of our directors and executive officers:

William W. Deneau has served on our Board of Directors and as Chief Executive Officer and Chairman of the Board of Directors since November 1, 2005. Mr. Deneau also served as President until May 30, 2007. Mr. Deneau became an employee of Aurora Energy, Ltd. (“AEL”) on April 22, 1997, when he sold his interest in Jet/LaVanway Exploration, L.L.C. to AEL in exchange for AEL’s stock. On June 25, 1997, and July 17, 1997, respectively, Mr. Deneau became a Director and President of AEL, which became a wholly-owned subsidiary of the Company on October 31, 2005. Mr. Deneau continued to manage the affairs of AEL through January 1, 2008, when it was merged with the Company. William W. Deneau is the brother of Richard M. Deneau, another one of our Directors.

John E. McDevitt has served as our Director, President and Chief Operating Officer since January 22, 2008. Since 2006, Mr. McDevitt has been a Manager and President of Acadian Energy, LLC, a private company focused on unconventional natural gas exploration and production in the New Albany Shale. From 2003 to 2007, Mr. McDevitt was President of CDX Resources, a rig fleet and directional services company that was owned by CDX Gas, LLC. Prior to that, he held positions with CDX Gas, LLC as CFO and Senior Vice President of Strategic Planning. CDX Gas, LLC was an independent oil and gas company focused on the onshore exploration and production of unconventional natural gas, which was sold in 2006.

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

Barbara E. Lawson has served as our Chief Financial Officer since January 22, 2008. Ms. Lawson has worked for us since March 2006 as SEC Reporting Manager. From 2005 to 2006, Ms. Lawson was Vice President of Simple Financial Solutions, Inc. providing consulting services that covered public equity offerings and Sarbanes-Oxley Section 404 implementation. From 1988 to 2004, Ms. Lawson was employed with Midland Cogeneration Venture, LLP, an independent power producer, where her last position was Treasurer and Manager of Internal Audit. Ms. Lawson managed up to $450 million investment portfolio, administered compliance on $1.7 billion of bond debt, implemented Sarbanes-Oxley compliance requirements, and managed at least 12 internal audits annually.

Gilbert A. Smith has served as a Vice President since February 1, 2008. Since January 2007, Mr. Smith has been a Manager and Chief Operating Officer of Acadian Energy, LLC. From 2002 to 2006, Mr. Smith was Vice President of Land and Contract Administration for CDX Gas, LLC. From 1999 to 2001, Mr. Smith worked as a independent consultant, performing international strategic contract negotiation and business development. Mr. Smith worked for Sun Exploration and Production Company (subsequently named Oryx Energy Company) from 1978 through 1999 where he served in various senior management positions.

Richard M. Deneau has served on our Board of Directors since November 21, 2005. Mr. Deneau served as a Director and President of Anchor Glass Container Corporation (“Anchor”) from 1997 until his retirement in 2004. He was also the Chief Operating Officer of Anchor from 1997 to 2002, and the Chief Executive Officer of Anchor from 2002 until his retirement. Anchor, which was publicly traded and listed on NASDAQ, is the third largest glass container manufacturer in the United States, with annual revenues of about $750 million.

Gary J. Myles has served on our Board of Directors since November 21, 2005. Mr. Myles also served as a Director of AEL (which became a wholly-owned subsidiary of the Company on October 31, 2005) from June 1997 until January 1, 2008, when AEL was merged into the Company. He is currently retired from his primary employment. Prior to his retirement, Mr. Myles served as Vice President and Consumer Loan Manager for Fifth Third Bank of Northern Michigan (previously Old Kent Mortgage Company), a wholly owned subsidiary of Fifth Third Bank (previously Old Kent Financial Corporation). Mr. Myles had been with Fifth Third Bank and its predecessor, Old Kent Mortgage Company, since July 1988.

Wayne G. Schaeffer joined our Board of Directors on January 19, 2007. Mr. Schaeffer was employed by Citizens Banking Corporation from 1983 until his retirement in June 2005. Positions held with Citizens Banking Corporation include Executive Vice President, Head of Consumer Banking (June 2002 - June 2005) and Executive Vice President of Citizens Banking Corporation and President, Citizens Bank-Southeast Michigan (June 1996 - June 2002).

Kevin D. Stulp has served on our Board of Directors since March 1997. Since August 1995, Mr. Stulp has worked as a consultant with Forte Group, on the board of the Bible League, and is active with various other non-profit organizations and is currently a director of U.S. Silver Corporation, a publicly-traded silver mining company with operations in Wallace, Idaho. From December 1983 to July 1995, Mr. Stulp held various positions with Compaq Computer Corporation, including industrial engineer, new products planner, manufacturing manager, director of manufacturing, and director of worldwide manufacturing reengineering.

Earl V. Young has served on our Board of Directors since November 21, 2005. Mr. Young has also served as a Director of AEL (which became a wholly-owned subsidiary of the Company on October 31, 2005) from June 1997 until January 1, 2008, when AEL was merged into the Company. He is currently President of Earl Young & Associates of Dallas, Texas, which he founded in 1999. Mr. Young is also a Director and chair of the Audit Committee for Diamond Fields International, a Canadian company that is listed on the Toronto Stock Exchange and is a producer of offshore diamonds in Nambia with exploration activity in Sierra Leone and Liberia. Mr. Young is a Director of Madagascar Resources, an Australian public company that is engaged in mineral exploration in Madagascar.

More detailed biographical information about our directors and executive officers may be found on our website at www.auroraogc.com.

To our knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

THE BOARD OF DIRECTORS AND STANDING
COMMITTEES OF DIRECTORS

A majority of our seven member Board of Directors qualify as independent directors. The following directors are independent directors as defined in Section 121A of the American Stock Exchange Corporate Governance Rules, a non-employee director as defined in Rule 16b-3 under the Securities Exchange Act of 1934, and an outside director as defined under Section 162(m) of the Internal Revenue Code: Gary J. Myles, Wayne G. Schaeffer, Kevin D. Stulp, and Earl V. Young.

We require that all members of our standing Board committees be independent directors. Our Board committees are as follows:

Audit Committee: Wayne G. Schaeffer (chairman), Earl V. Young, and Gary J. Myles.

Compensation Committee: Gary J. Myles (chairman), Kevin D. Stulp, and Wayne G. Schaeffer.

Corporate Governance Committee: Earl V. Young (chairman), Kevin D. Stulp, and Wayne G. Schaeffer.

Nominating Committee: Kevin D. Stulp (chairman), Gary J. Myles, and Earl V. Young.

We have adopted a Code of Conduct and Ethics, a copy of which is available on our website at www.auroraogc.com. This Code applies to all Directors, officers, and employees.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Members of the Audit Committee currently include Wayne G. Schaeffer, Earl V. Young, and Gary J. Myles. Each of them is an independent outside director. Wayne G. Schaeffer was designated by the Board as a financial expert. We have included in the biographical information above a brief summary of his relevant experience.

Compensation Committee Interlocks And Insider Participation

None of our Compensation Committee members were, during our fiscal year ending December 31, 2007, or at any prior time, employed as an officer or employee of the Company. There are no relationships between the members of our Compensation Committee and the Company that require disclosure.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Objectives of Compensation Program

Our Compensation Committee Charter states that the Committee’s objective is to develop a compensation system that is competitive with our peers and encourages both short-term and long-term performance in a manner beneficial to us and our operations. Our compensation philosophy will vary among the executive officers, depending upon variables such as previous history with the company, number of shares of company stock owned, the impact of peer group comparison, and whether recruitment is a factor under the circumstances. We do not believe that a single approach or even a single objective is appropriate with respect to all executive officers. If an executive officer is also a director, it is our practice to compensate him only as an executive officer. He will not participate in the compensation awarded to the non-employee directors.

Compensation of our Executive Officers

Objectives

As we entered 2007, our primary objective for the year 2007 was to maintain a fair compensation level while we continued to work on developing a more comprehensive compensation philosophy. Our human resources department also worked with a compensation consultant to develop a comprehensive compensation plan for all employees other than executive officers. It was initially our plan that after completing this project we would focus on a compensation philosophy for our executive officers that would tie into the larger overall plan.

Before we were able to accomplish this goal, our Board of Directors engaged the services of an investment banker to explore strategic alternatives. Because a wide assortment of strategic alternatives were under consideration, the Compensation Committee determined that it would be premature to put in place any comprehensive compensation philosophy for executive officers.

The exploration of strategic alternatives was concluded in early March, 2008. Accordingly, the Compensation Committee has decided to refocus on the goal of establishing a comprehensive compensation philosophy for executive officers that will tie into our new strategic direction. The Compensation Committee plans to work on this compensation philosophy with the assistance of our new management team, which was put in place in January, 2008.

Elements of Executive Compensation

Base Salary. It is our practice to re-evaluate base salary for our executive officers each year. In general, our philosophy is to pay a base salary that is fair in the sense of being competitive enough in the market place to attract and retain our executive officers, given the circumstances of each individual involved, but no more. Our philosophy is not to match the base salary paid by our peers, but to determine what is fair and competitive overall compensation under the circumstances. In 2006, we retained the services of a compensation consulting firm that provided us with data regarding compensation for peer executive officers within our industry.

In 2007, with one exception, the base salary raises that we gave to our executive officers were minor salary adjustments intended to reflect cost of living increases. We did not provide substantial salary increases because we felt that the accomplishments of our executive officers in 2006 did not meet our goals and did not merit significant performance increases. In 2007, we did provide one salary increase in an amount that exceeded a cost of living adjustment to an executive officer who assumed additional responsibilities.

With the exception of our CEO, by the end of the first quarter of 2008, our executive management team was completely different than the team we had in place during the first quarter of 2007. Accordingly, as new executive officers were hired, their salaries were set at a level that we believed would attract, retain and motivate competent employees, but no more. We have not yet awarded our CEO a salary increase in 2008.

We will generally not increase or decrease our base salary compensation levels materially unless there is a material change in our financial and market performance. We will generally look at modest annual increases as a means of making up for inflationary cost of living increases and to provide some modest merit-based increase for work done during the prior year.

Annual Performance Bonus. Our approach to the use of annual performance bonuses will vary from year to year. During the year 2008, we intend to develop bonus-based compensation for our executive officers tied to their achievement of performance metrics. Although we do not yet have our anticipated bonus plans in place, it is the goal of the Compensation Committee to significantly increase the proportion of the compensation we pay to our executive officers that is based on performance bonuses. Annual bonuses will be used to align compensation with performance based upon performance metrics.

Special Purpose Bonuses. In 2007, we implemented three special purpose bonuses. We retained the services of a compensation consultant to help us develop these special purpose bonuses. The special purpose bonus plans were put into place specifically as a result of the engagement of the investment banker to assist us in exploring strategic alternatives. The Compensation Committee believed that this ongoing evaluation process could result in disruption of employment continuity unless special purpose bonuses were put into place. The bonus plans that we implemented in 2007 are as follows:

•
Stay Bonus – the Stay Bonus Arrangement was adopted to encourage employees to remain employed by us through any possible change-in-control. For purposes of this arrangement, "change-in-control" was defined to mean any transaction or occurrence (including a sale of stock or merger) where our shareholders before the transaction or occurrence owned less than 50% of our voting shares after the transaction or occurrence, or a sale or disposition of a majority of our assets. Under the Stay Bonus Arrangement, if a change-in-control occurs on or before September 1, 2008, and the employees who received this benefit remain continuously employed by us through a change-in-control, the employees who participated in the Stay Bonus Arrangement are eligible for a stay bonus in the amount of 50% of their then current annual salary. The primary motivation of the Compensation Committee in recommending this Stay Bonus Arrangement was to retain our employees during the strategic evaluation process and to reward them for the extra work that they would have to undertake as a part of the exploration of the strategic alternatives.

The Stay Bonus Arrangement applied to all of our employees other than our CEO. The executive officers of the Company who are covered by the Stay Bonus Arrangement include our former Chief Financial Officer and President, Ronald E. Huff, our former Vice President, John V. Miller, and one of our current Vice Presidents, John C. Hunter. The stay bonus arrangement also covers our current Chief Financial Officer, Barbara E. Lawson, who at the time the Stay Bonus Arrangement was established, was our SEC Reporting Manager.

•
Change-in-Control Agreements – the Change-in-Control Agreements were adopted to encourage certain key officers and employees to remain employed with us through any potential change-in-control. The Change-in-Control Agreements provide that during a two-year period following a change-in-control, the employees who were provided these agreements would: (i) have a position and duties commensurate to those the employee had prior to the change-in-control; (ii) perform his or her services at a location within a 35-mile radius from his or her previous worksite before the change-in-control; and (iii) receive an annual base salary at least equal to the employee's annual base salary prior to the change-in-control unless a reduction in salary occurs on a proportional basis simultaneously with a Company-wide reduction in senior management salaries. If any of the foregoing commitments are not met, a "covered termination" is deemed to have occurred. In the event of a covered termination during the two-year period following a change-in-control, the arrangement provides for the payment of an amount equal to either one or two times the employee's annual salary, the provision of medical and dental benefits for up to 24 months following the date of termination, and benefits continuation substantially similar to those to which the employee was entitled prior to the date of termination.

The executive officers who are covered by these Change-in-Control Agreements include: John C. Hunter, one of our current Vice Presidents, who would receive two times his annual salary in the event of an applicable post change-in-control termination; and Barbara E. Lawson, our current Chief Financial Officer (who, at the time the Change-in-Control Agreements were executed, was our SEC Reporting Manager) who will be awarded one times her annual salary in the event of an applicable post change-in-control termination.

•
Retention Bonus – The Retention Bonus Arrangement was adopted to encourage certain key officers and employees to remain employed by us through any possible changes in control. The Compensation Committee and Board of Directors recognized that certain key officers and employees would have increased responsibilities and duties during the evaluation of strategic alternatives, and that they would also contribute significantly to the process. The Retention Bonus Arrangement consisted of equal payments to be made on October 26, 2007, December 26, 2007, February 26, 2008 and April 28, 2008. The participating officers and employees were required to remain continuously employed through each of the scheduled payment dates. On March 7, 2008, the Board concluded the engagement with Johnson Rice & Company, L.L.C.

Executive officers who were entitled to participate in the Retention Bonus Arrangement included Ronald E. Huff, our former President and Chief Financial Officer in the aggregate amount of $100,000; John C. Hunter, one of our Vice Presidents, in the aggregate amount of $80,000; John V. Miller, one of our former Vice Presidents, in the aggregate amount of $40,000; and Barbara E. Lawson, our current Chief Financial Officer (who at the time the Retention Bonus Arrangement was established was our SEC Reporting Manager), in the aggregate amount of $40,000. In each case, one quarter of the dollar amount specified was payable on each bonus date.

Stock Options. We use stock options from time to time to serve as a long-term incentive to keep our employees' performance aligned with our overall corporate goals. Because of the tax preferred treatment of incentive stock options, we evaluate the tax benefits of incentive stock options when evaluating compensation for our executive officers. In the past, we have not taken into account the effect of stock options on our financial statements when we determine whether or not to award stock options to our executive officers. This may change in the future.

In 2007, we did not award any stock options to executive officers. Philosophically, the Compensation Committee has agreed that stock options and other equity incentive awards should be reserved for situations in which the executive officer meets stated goals. Stock options may also be used as a signing bonus, although that did not occur in 2007.

Stock Awards. In addition to the issuance of stock options, we also have used, and from time to time expect to continue to use, stock awards as an element of executive compensation. This determination will be made on a case-by-case basis.

During 2007, we did not make any stock awards. In a unique contract with Ronald E. Huff, who served as our Chief Financial Officer from June 2006 through January 2008, we agreed to make an award of 500,000 shares of our common stock. As reflected in earlier filings, this stock award was negotiated as an inducement to get Mr. Huff to accept our offer of employment. Mr. Huff’s contract will continue to run through June 18, 2008, and, as reflected in a prior Form 8-K filing, the Board of Directors agreed to issue the 500,000 shares of common stock to Mr. Huff on that date.

In the future, we anticipate that stock awards will be reserved for use in the context of a signing bonus or, in some cases, if certain performance goals are satisfied.

Other Types of Compensation. We do not have in place at this time any other types of long-term incentive compensation or special executive benefits not provided to all of our employees on the same terms. Our philosophy at this time is to maintain a fairly simple executive compensation structure.

Equity Ownership Guidelines and Requirements

We do not require non-director executive management to own our equity. As described below, Directors are required to own a nominal amount of our stock within a specified period of time. This requirement applies to executive officers who are also Directors.

Our Insider Trading Policy prohibits all insiders, including executive officers and directors, from trading in any interest or position relating to our future stock prices, such as puts, calls and short sales. We have encouraged our executive officers who desire to trade in our stock to establish 10b5-1 Plans in order to minimize the risk of trading on non-public information.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in this Form 10-K/A. This report is submitted by the members of the Compensation Committee.

Gary J. Myles, Chairman
Wayne G. Schaeffer
Kevin D. Stulp

EXECUTIVE OFFICER COMPENSATION

On November 1, 2005, our prior management team was replaced by the Aurora management team. As part of the merger, we changed from a September 30 to a December 31 fiscal year-end. Our financial results for 2005 include 12 months of Aurora operations and two months (November and December 2005) of operations of Cadence Resources Corporation. We are disclosing executive compensation in the same fashion below. The information below shows compensation paid by Aurora to the executives listed below for the 12 months ended December 31, 2005, and compensation paid by Aurora Oil & Gas Corporation for the 12 months ended December 31, 2007, and 2006, and the months of November and December 2005.

The following four tables set forth information regarding our Chief Executive Officer, Chief Financial Officer, and our remaining executive officer of the Company.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compen- sation ($)		Total ($)

William W. Deneau	2007	150,000		-	-	118,958	(a)	4,500	(b)	273,458
President, Chief	2006	140,000		28,000	-	196,974	(a)	2,450	(b)	367,424
Executive Officer	2005	140,000	(c)	-	-	-		-		140,000

Ronald E. Huff	2007	208,333		50,000	1,050,570	-		6,167	(b)	1,315,070
Chief Financial	2006	105,400	(d)	-	566,521	-		2,000	(b)	673,921
Officer (resigned as	2005	2,500	(d)	-	-	-		-		2,500
CFO and President effective 1/21/08)(e)

John C. Hunter	2007	119,167		40,000	-	35,992(a)		3,575	(b)	198,734
Vice President	2006	109,167		-	-	38,288(a)		1,650	(b)	149,105
	2005	75,000		-	-	-		-		75,000

John V. Miller, Jr.	2007	130,000		20,000	-	-		3,900	(b)	153,900
Vice President	2006	125,000		26,250	-	64,332	(a)	1,875	(b)	217,457
(resigned effective 2/29/08)	2005	125,000	(c)	-	-	-		-		125,000

Thomas W. Tucker	2007	73,750		-	-	-		-		73,750
Vice President	2006	125,000		26,250	-	64,332	(a)	-		215,582
(resigned effective 6/30/07)	2005	125,000	(c)	-	-	-		-		125,000

(a)	The assumptions used to calculate value in accordance with FAS 123R may be found in Note 10 “Common Stock Options” of our financial statements provided above.
(b)	These reflect our company match to a 401(K) defined contribution plan.
(c)
Some of the executive officers received additional cash compensation during 2005, but this was payment of deferred salaries for the years 2000 and 2001 that had been recorded but not paid. This includes an additional cash payment of $47,244 for Mr. Deneau, $26,667 for Mr. Miller, and $50,000 for Mr. Tucker.

(d)
Mr. Huff became our chief financial officer on June 19, 2006. We paid him a salary in the amount of $90,900 (annual salary of $200,000 per year) for services rendered from the period June 19, 2006, through December 31, 2006. Mr. Huff served as a director throughout the entire year of 2006. We paid him $14,500 for director services through June 18, 2006, including compensation for his services as chairman of our audit committee. We do not pay our executive officers separate compensation for serving as a director. Accordingly, Mr. Huff did not receive separate compensation for his service as a director from June 19, 2006, through the end of 2006. The salary paid to Mr. Huff in 2005 was related exclusively to his services as a director.

(e)
Ronald E. Huff resigned as President, Chief Financial Officer and Director of AOG effective January 21, 2008. The Company had a 2-year Employment Agreement with Mr. Huff, providing for an annual salary and an award of a stock bonus in the amount of 500,000 shares of the Company’s common stock on January 1, 2009, so long as he remained employed by the Company through June 18, 2008, which requires the Company to record approximately $2.1 million in stock-based compensation expense over the contract period. Mr. Huff’s employment agreement will be honored by the Company through its June 18, 2008 termination date. At December 31, 2007, the stock bonus amount of 500,000 shares was unvested. However, this agreement has been modified to accelerate the award of Mr. Huff’s stock bonus in the amount of 500,000 shares of common stock from January 1, 2009, to June 18, 2008

GRANTS OF PLAN-BASED AWARDS

Grants of plan-based awards were not made to our executive officers during the year 2007.

The following table sets forth information on exercised options and unvested stock awards held by our executive officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Shares Underlying Unexercised Options– No. Exercisable	No. of Shares Underlying Unexercised Options– No. Unexercisable	Option Exercise Price	Option Expiration Date	No. of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
William W. Deneau	60,000	140,000	$3.62	11/11/10	-	-

Ronald E. Huff	-	-	-	-	500,000	$775,000

John C. Hunter	60,000	30,000	$2.55	03/01/10	-	-
	5,000	10,000	$4.70	05/19/16	-	-

John V. Miller, Jr. (former Vice President)	40,000	-	$5.50	03/16/11	-	-

Thomas W. Tucker (former Vice President)	40,000	-	$5.50	03/16/11	-	-

No options were exercised by executive officers during 2007. No stock awards held by executive officers vested during 2007.

Had a change of control taken place on December 31, 2007, and certain other provisions of the change in control agreement been triggered, John C. Hunter would have been paid $264,000 in accordance with the change of control agreement referenced above.

COMPENSATION OF DIRECTORS

The table below sets forth the compensation we paid to our non-employee directors during 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Value of Option Awards		Total
Richard M. Deneau	$50,500	$196,974	(a)	$247,474
Gary J. Myles	$55,000	$196,974	(b)	$251,974
Wayne G. Schaeffer	$51,000	$145,348	(c)	$196,348
Kevin D. Stulp	$53,000	$196,974	(d)	$249,974
Earl V. Young	$56,000	$196,974	(e)	$252,974

(a)	At December 31, 2007, Richard M. Deneau owned options to purchase an aggregate of 200,000 shares of our common stock, 60,000 of which are vested and 140,000 of which are unvested.
(b)	At December 31, 2007, Gary J. Myles owned options to purchase an aggregate of 359,998 shares of our common stock, 219,998 of which are vested, and 140,000 of which are unvested.
(c)	At December 31, 2007, Wayne G. Schaeffer owned options to purchase an aggregate of 140,000 shares of our common stock, all of which are unvested at December 31, 2007.
(d)	At December 31, 2007, Kevin D. Stulp owned options to purchase an aggregate of 250,000 shares of our common stock, 110,000 of which are vested, and 140,000 of which are unvested.
(e)	At December 31, 2007, Earl V. Young owned options to purchase an aggregate of 333,332 shares of our common stock, 193,332 of which are vested, and 140,000 of which are unvested.

For 2007, our standard compensation arrangement for service as a non-employee director was as follows:

•	Annual retainer of $25,000.

•
Cash fee of $1,000 per Board of Directors meeting attended in person, with additional payments of $1,000 per day for each travel day from the Director’s place of residence to the location of the Board of Directors meeting, up to a total of two additional days in addition to the date of the meeting.

•	Cash fee of $500 for participation in each telephonic Board of Directors meeting.

•	Cash fee of $1,000 for each committee meeting attended in person.

•	Cash fee of $500 for participating in each telephonic committee meeting.

•
Compensation for meetings is a daily aggregate fee without regard to the number of meetings held in proximity to each other and, for purposes hereof, Board meetings and Committee meetings shall be considered together and shall be covered by a single aggregate daily fee.

Our Board of Directors has adopted a policy requiring each director to own at least 20,000 shares of our common stock. For new directors, this requirement must be satisfied within one year of joining our Board of Directors. This requirement applies to all directors, including those who are employees and those who are not employees.

We do not have any other contractual arrangements with any of our Directors. During 2007, we did not have any written employment contracts with our executive officers, except with respect to Ronald E. Huff as noted above. We do not have any compensatory arrangements with our executive officers other than as described above. We have not agreed to make any payments to our named executive officers because of resignation, retirement, or any other termination of employment with us or our subsidiaries, or from a change in control of us, or a change in the executive’s responsibilities following a change in control, except with respect to Ronald E. Huff and John C. Hunter as noted above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2008, certain information regarding the ownership of voting securities of the Company by each shareholder known by the management of the Company to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers and (iv) all executive officers and directors as a group. Except as otherwise reflected in the notes below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Aurora Oil & Gas Corporation, 4110 Copper Ridge Drive, Suite 100, Traverse City, Michigan 49684.

Name and Address of Beneficial Owner(a)	Amount and Nature of Beneficial Ownership(b)		Percent of Outstanding Shares

FMR LLC (formerly known as FMR Corp.)(c)	15,251,523		15%
82 Devonshire Street
Boston, Massachusetts 02109

CCM Master Qualified Fund, Ltd.	8,754,567	(d)	9%
One North Wacker Drive, Suite 4725
Chicago, Illinois 60606

Nathan A. Low Roth IRA and affiliates	8,586,409	(e)	8%
641 Lexington Avenue
New York, New York 10022

Aberdeen Asset Management PLC	4,259,283	(f)	4%
10 Queens Terrace
Aberdeen, Scotland AB10 1YG

William W. Deneau	3,784,814	(g)	4%

Kevin D. Stulp	657,500	(h)	*

Earl V. Young	546,204	(i)	*

Gary J. Myles	438,798	(j)	*

Richard M. Deneau	170,000	(k)	*

John C. Hunter	124,400	(l)	*

Wayne G. Schaeffer	90,000	(m)	*

Barbara E. Lawson	52,500	(n)	*

John E. McDevitt	130,000	(o)

Gilbert A. Smith	-0-	(p)

All executive officers and directors as a group (10 persons)	5,994,216	(q)	6%

* Less than 1%

(a)	Addresses are only given for holders of more than 5% of outstanding common stock who are not executive officers or directors.

(b)
A person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date of this chart.

(c)
Based on Schedule 13G/A filed with the Securities and Exchange Commission (“SEC”) on February 14, 2008, FMR LLC (formerly known as FMR Corp.), through its wholly-owned subsidiary Fidelity Management & Research Company (“Fidelity”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 15,251,523 shares of common stock. Edward C. Johnson III and members of his family form a controlling group with respect to FMR LLC. Accordingly, FMR LLC and Edward C. Johnson III have the sole power to dispose of 15,251,523 shares of common stock. They do not, however, have voting power, which instead resides with the Board of Trustees of the investment companies that are managed by Fidelity.

(d)
Based on Schedule 13G/A filed with the SEC on February 14, 2008, 8,754,567 shares of common stock were deemed to be beneficially owned by CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C., and Clint D. Coghill. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C., an entity which serves as the investment manager of CCM Master Qualified Fund, Ltd. CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C., and Clint D. Coghill share voting power and dispositive power to vote or direct the voting of the 8,754,567 shares beneficially owned by them.

(e)
Based on Schedule 13D/A filed with the SEC on February 27, 2006, Nathan A. Low has the sole power to vote or direct the vote of, and the sole power to direct the disposition of, the shares held by the Nathan A. Low Roth IRAs and the shares held by him individually. Although Nathan A. Low has no direct voting or dispositive power over the 828,643 shares of common stock held by the Nathan A. Low Family Trust or the 100,000 shares of common stock held in individual trusts for the Neufeld children, he may be deemed to beneficially own those shares because his wife, Lisa Low, is the trustee of the Nathan A. Low Family Trust and custodian for the Neufeld children. Therefore, Nathan A. Low reports shared voting and dispositive power over 928,643 shares of common stock.

(f)
Based on Schedule 13G filed with the SEC on January 28, 2008, Aberdeen Asset Management, PLC (“Aberdeen”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 4,259,283 shares of common stock. Aberdeen has the sole power to vote or direct the vote of the 4,259,283 shares of common stock but does not have dispositive power over those shares.

(g)
Includes options currently exercisable for 130,000 shares of common stock; 3,272,000 shares of common stock held by the Patricia A. Deneau Trust; 360,146 shares of common stock held by the Denthorn Trust; 20,000 shares of common stock held by White Pine Land Services, Inc.; and 2,668 shares of common stock held by Circle D, Ltd. (shared investment interest). Does not include an option to purchase 70,000 shares of common stock vesting on January 1, 2009.

(h)
Includes options currently exercisable for 130,000 shares of common stock; 2,750 shares of common stock owned by the Kevin Dale Stulp IRA; and 1,750 shares of common stock owned by the Kevin and Marie Stulp Charitable Remainder Unitrust of which Mr. Stulp is a co-trustee. Does not include an option to purchase 70,000 shares of common stock vesting on January 1, 2009.

(i)	Includes options currently exercisable for 196,666 shares of common stock. Does not include an option to purchase 70,000 shares of common stock vesting on January 1, 2009.

(j)
Includes 211,132 shares of common stock held by the Gary J. Myles & Rosemary Myles Inter Vivos Trust and options currently exercisable for 196,666 shares of common stock. Does not include an option to purchase 70,000 shares of common stock vesting on January 1, 2009.

(k)	Includes options currently exercisable for 130,000 shares of common stock. Does not include an option to purchase 70,000 shares of common stock vesting on January 1, 2009.

(l)
Includes 2,000 shares of common stock held by his minor son and options currently exercisable for 95,000 shares of common stock. Does not include an option to purchase 10,000 shares of common stock vesting as follows: 5,000 shares on May 19, 2008; and 5,000 shares on May 19, 2009.

(m)	Includes options currently exercisable for 70,000 shares of common stock. Does not include an option to purchase 70,000 shares of common stock vesting on February 23, 2009.

(n)
Includes 12,000 shares held by her spouse and options currently exercisable for 30,000 shares of common stock. Does not include options to purchase 15,000 shares of common stock vesting as follows: 10,000 shares on March 28, 2008; and 5,000 shares on May 19, 2008.

(o)
Does not include shares of our stock that may be issued in the transaction between the Company and Acadian Energy, LLC, as more fully described under Item 13 “Certain Relationships or Related Transactions.”

(p)
Does not include shares of our stock that may be issued in the transaction between the Company and Acadian Energy, LLC, as more fully described under Item 13 “Certain Relationships or Related Transactions.”

(q)	Includes options currently exercisable for a total of 1,044,998 shares of common stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (“Section 16(a)”) requires certain defined persons to file reports of and changes in beneficial ownership of a security registered with the Securities and Exchange Commission (the “Commission”) in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of Forms 3, 4 and 5, and all amendments thereto, furnished to the Company with respect to its fiscal year ending December 31, 2007, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements, except as follows: John C. Hunter filed a late Form 3 after he was appointed to serve as one of our Vice Presidents on May 30, 2007. John V. Miller, Jr. filed a late Form 4 for two transactions that occurred on October 25, 2007.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS OR RELATED TRANSACTIONS

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

William Deneau, our CEO, and John Miller, who was an officer during the reporting period, are involved as equity owners in numerous corporations and limited liability companies that are active in the oil and natural gas business. They also own miscellaneous overriding royalty interests in wells in which the Company has an interest but are operated by unrelated third parties. During 2006, these officers divested themselves of all interests for which the Company served as operator.

Effective May 30, 2007, the board of directors named John C. Hunter as Vice President of Exploration and Production. He has worked for the Company since 2005 as Senior Petroleum Engineer. Prior to that, Mr. Hunter was instrumental in certain projects associated with the Company’s New Albany shale play. Over a series of agreements with the Company, Mr. Hunter (controlling member of Venator Energy, LLC) has acquired 1.25% working interest in certain leases. The leases cover approximately 132,600 acres (1,658 net) in certain counties located in Indiana. The 1.25% carried working interest shall be effective until development costs exceed $30 million. Thereafter, participation may continue as a standard 1.25% working interest owner. The Company is entitled to recovery of 100% of development costs (plus interest at a rate of 6.75% per annum compounded annually) from 85% of the net operating revenue generated from oil and gas production developed directly or indirectly in the area of mutual interest covered by the agreement. As of December 31, 2007, there is no production associated with this working interest and development costs were approximately $12.4 million.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following sets forth the aggregate fees billed to the Company for the years ended December 31, 2007 and December 31, 2006 by Rachlin Cohen & Holtz LLP (now known as Rachlin, L.L.P.) (“Rachlin”) and Weaver and Tidwell, L.L.P. (“Weaver”). Weaver replaced Rachlin effective March 23, 2007.

Audit Fees

The aggregate fees billed by Weaver for professional services rendered for the audit of the 2007 financial statements and for reviews of the Company’s quarterly financial statements for fiscal year 2007 included in one post-effective amendment of two different SB-2 registration statements and two different S-3 registration statements were $190,800.

The aggregate fees billed by Rachlin for professional services rendered for the audit of the 2006 financial statements and for reviews of the Company’s quarterly financial statements for fiscal year 2006 included in two Form S-8 registration statements, a Form SB-2 registration statement, and three post-effective amendments of three different Form SB-2 registration statements were $491,575.

Audit Related Fees

There were no other fees billed by Rachlin or Weaver during the last two fiscal years for assurance and related services that were reasonably related to the performance of the auditor review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by Rachlin or Weaver during the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed by Rachlin for professional services rendered during 2007 in connection with the filing of one post-effective amendment of two different SB-2 registration statements and two different S-3 registration statements were $16,769.

Audit Committee Process

Our Audit Committee Charter requires our Audit Committee to pre-approve all audit services provided by our independent auditors and all non-audit services provided by our independent auditors that are not eligible for the de minimus exception contained in Section 10A of the Securities Exchange Act of 1934, as amended. Our engagement of Weaver to perform our audit for the fiscal year ending December 31, 2007, was pre-approved by our Audit Committee consistent with the requirements of the Charter.

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

10.18	Promissory Note from Aurora Oil & Gas Corporation to Northwestern Bank dated February 14, 2008 (filed with Original Filing).
14.1	Code of Conduct and Ethics (updated 2/1/08) (filed with Original Filing).
16.1	Letter concerning change of certifying accountant from Rachlin Cohen & Holtz, LLP (included in Exhibit 23.1)
*21.1	List of Subsidiaries.
*23.1	Consent of Rachlin Cohen & Holtz LLP.
*23.2	Consent of Weaver & Tidwell LLP.
*23.3	Consent of Ralph E. Davis Associates, Inc.
*23.4	Consent of Schlumberger Technology Corporation.
*23.5	Consent of Netherland, Sewell & Associates, Inc.
*31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.
*32.1	Section 1350 Certification of Principal Executive Officer.
*32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

(1)	Filed as an exhibit to our Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 7, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006, and incorporated herein by reference.
(3)	Filed on October 27, 2006, with our Amendment No. 3 to Form SB-2 registration statement filing, registration no. 333-137176, and incorporated herein by reference.

* Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA OIL & GAS CORPORATION

Date: April 11, 2008	By:	/s/ William W. Deneau
		Name:	William W. Deneau
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	OFFICE	DATE

/s/ William W. Deneau	Chairman, Chief Executive Officer, and	April 11, 2008
William W. Deneau	Director (Principal Executive Officer)

/s/ Barbara E. Lawson	Chief Financial Officer	April 11, 2008
Barbara E. Lawson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ John E. McDevitt	President, Chief Operating Officer, and	April 11, 2008
John E. McDevitt	Director

/s/ Richard M. Deneau	Director	April 11, 2008
Richard M. Deneau

/s/ Gary J. Myles	Director	April 11, 2008
Gary J. Myles

/s/ Wayne G. Schaeffer	Director	April 11, 2008
Wayne G. Schaeffer

/s/ Kevin D. Stulp	Director	April 11, 2008
Kevin D. Stulp

/s/ Earl V. Young	Director	April 11, 2008
Earl V. Young