Form 10-Q
period 2008-09-30
Aurora Oil & Gas CORP
filed 2008-11-07
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2008, was 103,432,788.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
•	uncertainties about the estimates of reserves;
•	our ability to increase our production and oil and natural gas income through exploration and development;
•	the number of well locations to be drilled and the time frame within which they will be drilled;
•	the timing and extent of changes in commodity prices for natural gas and crude oil;
•	domestic demand for oil and natural gas;
•	drilling and operating risks;
•	the availability of equipment, such as drilling rigs and transportation pipelines;
•	changes in our drilling plans and related budgets; and
•	the adequacy of our capital resources and liquidity, including, but not limited to, access to additional borrowing capacity and the forbearance of our lenders.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,102,838	$2,425,678
Short-term investments	2,871,010	-
Accounts receivable
Oil and natural gas sales	3,102,819	5,036,416
Joint interest owners	971,525	827,343
Field service and sales	696,819	24,285
Prepaid expenses and other current assets	912,236	765,730
Short-term derivative instruments	-	2,247,990
Total current assets	18,657,247	11,327,452

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, using full cost accounting:
Proved properties	170,205,175	162,724,004
Unproved properties	43,492,938	56,937,683
Less: accumulated depletion and amortization	(17,197,057)	(14,401,584)
Total oil and natural gas properties, net	196,501,056	205,260,103
Other property and equipment:
Pipelines, processing facilities, and compression	11,035,670	11,027,577
Other property and equipment	5,740,811	5,450,452
Less: accumulated depreciation	(2,248,973)	(1,554,189)
Total other property and equipment, net	14,527,508	14,923,840
Total property and equipment, net	211,028,564	220,183,943

OTHER ASSETS:
Note receivable	12,000,000	-
Goodwill	3,399,918	19,373,264
Intangibles (net of accumulated amortization of $4,638,333 and $4,497,920, respectively)	316,668	457,080
Other investments	216,878	733,836
Debt issuance costs (net of accumulated amortization of $779,078 and $360,972, respectively)	2,153,468	1,661,603
Other	802,286	934,490
Total other assets	18,889,218	23,160,273
TOTAL ASSETS	$248,575,029	$254,671,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,514,428	$6,490,981
Accrued exploration, development, and leasehold costs	653,965	1,341,917
Current portion of obligations under capital leases	3,258	6,288
Current portion of note payable	101,683	76,416
Current portion of mortgage payables	123,761	112,326
Senior secured credit facility	69,800,000	-
Second lien term loan	50,393,750	-
Drilling advances	201,532	168,356
Short-term derivative instruments	1,723,390	384,706
Total current liabilities	128,515,767	8,580,990

LONG-TERM LIABILITIES:
Obligations under capital leases, net of current portion	-	1,496
Asset retirement obligation	1,605,071	1,494,745
Notes payable	221,584	143,062
Mortgage payables	2,946,053	2,969,870
Senior secured credit facility	-	56,000,000
Second lien term loan	-	50,000,000
Long-term derivative instruments	-	2,248,326
Other long-term liabilities	571,041	977,529
Total long-term liabilities	5,343,749	113,835,028
Total liabilities	133,859,516	122,416,018

Minority interest in net assets of subsidiaries	475,114	112,661

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENT (Note 11 and Note 13)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 250,000,000 shares; issued and outstanding 103,562,788 and 101,769,456 shares, respectively	1,035,628	1,017,695
Additional paid-in capital	142,636,624	140,541,460
Accumulated other comprehensive loss	(1,821,564)	(385,043)
Accumulated deficit	(27,610,289)	(9,031,123)
Total shareholders’ equity	114,240,399	132,142,989

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$248,575,029	$254,671,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Oil and natural gas sales	$7,657,965	$6,957,069	$20,895,616	$19,489,074
Pipeline transportation and marketing	215,540	181,441	533,435	468,373
Field service and sales	1,280,206	66,878	1,994,274	316,480
Interest and other	205,983	28,655	450,291	503,413
Total revenues	9,359,694	7,234,043	23,873,616	20,777,340

EXPENSES:
Production taxes	376,381	262,127	1,118,458	829,096
Production and lease operating expense	2,557,330	2,091,066	7,864,074	6,217,766
Pipeline and processing operating expense	179,977	82,986	445,418	260,788
Field services expense	977,235	58,000	1,554,940	258,096
General and administrative expense	2,770,028	1,834,718	6,569,436	6,068,419
Oil and natural gas depletion and amortization	874,426	721,585	2,782,567	2,245,045
Other assets depreciation and amortization	265,040	628,983	851,134	1,771,087
Interest expense	2,023,411	1,244,363	5,249,116	3,294,766
Goodwill impairment	15,973,346	-	15,973,346	-
Loss on debt extinguishment	-	3,448,520	-	3,448,520
Taxes (refunds), other	29,005	95,773	(16,241)	95,720
Total expenses	26,026,179	10,468,121	42,392,248	24,489,303

LOSS BEFORE MINORITY INTEREST	(16,666,485)	(3,234,078)	(18,518,632)	(3,711,963)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(28,385)	(20,216)	(60,534)	(53,173)

NET LOSS	$(16,694,870)	$(3,254,294)	$(18,579,166)	$(3,765,136)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$(0.16)	$(0.03)	$(0.18)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING —BASIC AND DILUTED	103,282,788	101,629,673	102,988,798	101,611,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2008		2007
COMMON STOCK:	Shares	Amount	Shares	Amount
Balance, beginning	101,769,456	$1,017,695	101,412,966	$1,014,130
Cashless exercise of stock options and warrants	-	-	78,158	782
Exercise of stock options and warrants	1,163,332	11,633	263,322	2,633
Issuance of stock to officers and directors in lieu of compensation	630,000	6,300	-	-
Adjustment to stock ledger	-	-	(75,000)	(750)
Balance, ending	103,562,788	1,035,628	101,679,456	1,016,795
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning		140,541,460		138,105,626
Cashless exercise of stock options and warrants		-		(782)
Costs of equity offerings		-		(10,096)
Stock-based compensation		1,213,348		1,969,314
Exercise of stock options and warrants		674,616		109,866
Issuance of stock to officers and directors in lieu of compensation		207,200		-
Adjustment to stock ledger		-		(146,250)
Balance, ending		142,636,624		140,027,678

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance, beginning		(385,043)		5,220,633
Changes in fair value of derivative instruments		(4,593,056)		1,983,812
Recognition of gain on derivative instruments		3,156,535		(2,931,211)
Balance, ending		(1,821,564)		4,273,234
ACCUMULATED DEFICIT:
Balance, beginning		(9,031,123)		(4,609,290)
Net loss		(18,579,166)		(3,765,136)
Balance, ending		(27,610,289)		(8,374,426)
TOTAL SHAREHOLDERS’ EQUITY		$114,240,399		$136,943,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss	$(18,579,166)	$(3,765,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,633,701	4,016,132
Amortization of debt issuance costs	468,666	641,996
Accretion of asset retirement obligation	82,864	50,095
Loss on debt extinguishment	-	3,448,520
Deferred gain on sale of natural gas compression equipment	(99,620)	-
Stock-based compensation	1,452,236	1,799,498
Equity loss (gain) of other investments and other	248	(323,801)
Interest paid in kind on second lien term loan	393,750	-
Realized gain on sale of other investments	-	(418,147)
Unrealized gain on ineffective commodity derivative	(98,173)	-
Minority interest income of subsidiaries	60,534	53,173
Goodwill impairment	15,973,346	-
Changes in operating assets and liabilities:
Accounts receivable	1,110,185	2,870,943
Notes receivable	-	221,788
Drilling advance – liabilities	33,176	299,290
Prepaid expenses and other assets	(124,297)	(133,609)
Accounts payable and accrued liabilities	44,946	521,144
Net cash provided by operating activities	4,352,396	9,281,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of oil and natural gas properties	(9,206,504)	(43,079,970)
Leasehold expenditures, net	(1,658,981)	(9,314,309)
Acquisition of oil and natural gas properties	-	(2,405,609)
Sale of oil and natural gas properties	3,191,043	2,079,518
Sales and leaseback of gas compression equipment	-	1,202,000
Acquisitions/additions for pipeline, property, and equipment	(105,697)	(1,290,037)
Additions in other investments	(12,206)	(78,970)
Sales of other investments	12,334	763,731
Redesignation of cash equivalents to short-term investments	(2,871,010)	-
Net cash used in investing activities	(10,651,021)	(52,123,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank borrowings	100,000	16,212,822
Short-term bank payments	(100,000)	(16,755,610)
Advances on senior secured credit facility	13,800,000	42,000,000
Payments on senior secured credit facility	-	(6,000,000)
Payments on mezzanine financing	-	(40,000,000)
Advances on second lien term loan	-	50,000,000
Payments on mortgage obligations and notes payable	(147,385)	(231,831)
Payments of financing fees on credit facilities	(703,472)	(1,667,909)
Prepayment penalties on debt extinguishment	-	(1,866,580)
Capital contributions from minority interest members	363,183	16,786
Distributions to minority interest members	(61,263)	(49,839)
Proceeds from exercise of options and warrants	686,249	112,499
Other	38,473	(17,774)
Net cash provided by financing activities	13,975,785	41,752,564
Net increase (decrease) in cash and cash equivalents	7,677,160	(1,089,196)
Cash and cash equivalents, beginning of the period	2,425,678	1,735,396

Cash and cash equivalents, end of the period	$10,102,838	$646,200

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-continued)

	Nine Months Ended September 30,
	2008	2007
NONCASH FINANCING AND INVESTING ACTIVITIES:
Oil and natural gas properties asset retirement obligation	$27,462	$(40,710)
Accrued exploration and development costs on oil and natural gas properties	606,612	3,368,953
Accrued leasehold costs	47,353	118,789
Oil and natural gas properties capitalized stock-based compensation	65,062	169,816
Oil and natural gas properties acquisition through other long-term liability	-	600,000
Conversion of accounts receivable to notes receivable	6,706	25,719
Vehicle purchase through financing	168,793	118,526
Land purchase through financing	70,000	-
Sale of oil and gas properties through note receivable	12,000,000	-
SUPPLEMENTAL INFORMATION OF INTEREST AND INCOME TAXES PAID :
Interest, net of amount capitalized of $3,391,577 and $3,083,417, respectively	$4,176,192	$2,217,526
Income taxes	98,108	107,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF BUSINESS

Aurora Oil & Gas Corporation (“AOG”) and its wholly owned subsidiaries (collectively, the “Company”) is an independent energy company focused on the exploration, development, and production of unconventional natural gas reserves. The Company generates most of its revenue from the production and sale of natural gas. The Company is focused on developing operating interests in unconventional drilling programs in the Michigan Antrim shale and the New Albany shale of Indiana and Kentucky. The Company’s drilling program is dependent on access to the credit markets. Due to the current economic events within the banking industry the Company is having difficulty securing the necessary credit to move forward with a development program. The Company is a Utah corporation whose common stock is listed and traded on the American Stock Exchange.

The Company’s revenue, profitability, and future rate of growth are substantially dependent on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile, and it is likely that oil and natural gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital, and the quantities of natural gas and oil reserves that can be economically produced. To mitigate a portion of the exposure to adverse market changes the Company periodically entered into various derivative instruments with a major financial institution. As more fully described in Note 13 “Subsequent Events”, the Company’s natural gas derivatives were terminated on October 1, 2008. As a result, the Company is presently exposed to the fluctuation of natural gas prices.

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

Reclassifications

Certain reclassifications have been made to the condensed financial statements for the three and nine months ended September 30, 2007 in order to conform to the presentation used for the three and nine months ended September 30, 2008.

Short-Term Investments

The Company’s short-term investments are comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that has suspended redemptions and is being liquidated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company records these investments as available-for-sale and trading securities, respectively, at fair value.

In mid-September, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008. Management has requested the redemption of the Company’s investment in the Primary Fund. Management expects distributions will occur as the Primary Fund’s assets mature or are sold. In addition, the Primary Fund has announced that it has applied to participate in the United States Department of Treasury’s Temporary Money Market Fund Guarantee Program, participation in which is subject to the approval of the Treasury Department. Even if the Primary Fund is allowed to participate in the Guarantee Program, the effect on the Company’s investment is uncertain. While management expects to receive substantially all of the Company’s current holdings in the Primary Fund, management cannot predict when this will occur or the amount that will be received. Accordingly, management has reclassified the investment from cash and cash equivalents to short-term investments as of September 30, 2008.

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

No revisions of estimated liabilities were made for the three months ended September 30, 2008. Revisions for the nine months ended September 30, 2008 are not considered material and primarily relate to changes in working interest on certain properties. For the three and nine months ended September 30, 2007, revisions of estimated liabilities included increases due to a reduction in estimated well plugging costs for certain non-Antrim wells totaling $0.2 million. Effective January 1, 2007, the accretion of ARO on producing wells was adjusted for a change in estimated life of the wells based on a reserve study prepared by Data & Consulting Services, Division of Schlumberger Technology Corporation, an independent reserve engineering firm. Accordingly, revisions for the nine months ended September 30, 2007, included a decrease of $0.6 million resulting from the increase in estimated well life by 10 years to an estimated life of 50 years per well. In addition, revisions of estimated liabilities for the nine months ended September 30, 2007 included increases due to the removal of equipment salvage value totaling $0.1 million.

The following table sets forth a reconciliation of the Company’s ARO liability for the periods indicated ($ in thousands):

Three Months Ended September 30,	2008	2007
Beginning balance	$1,578	$990
Liabilities incurred	10	168
Liabilities settled	(10)	-
Accretion expense	27	19
Revisions of estimated liabilities	-	162
Ending balance	$1,605	$1,339

Nine Months Ended September 30,	2008	2007
Beginning balance	$1,495	$1,332
Liabilities incurred	38	292
Liabilities settled	(14)	(34)
Accretion expense	83	50
Revisions of estimated liabilities	3	(301)
Ending balance	$1,605	$1,339

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Natural Gas Derivative Instruments

The Company’s results of operations and operating cash flows are impacted by the fluctuations in the market prices of natural gas. To mitigate a portion of the exposure to adverse market changes, the Company previously entered into various derivative instruments with a major financial institution. The purpose of a derivative instrument is to provide a measure of stability to the Company’s cash flow in meeting financial obligations while operating in a volatile natural gas market environment. The derivative instrument reduces the Company’s exposure on the hedged production volumes to decreases in commodity prices and limits the benefit the Company might otherwise receive from any increases in commodity prices on the hedged production volumes. As more fully described in Note 13 “Subsequent Events”, the Company’s natural gas derivatives were terminated on October 1, 2008. As a result, the Company is presently exposed to the fluctuation of natural gas prices.

Since the termination of the natural gas derivatives occurred on October 1, 2008, as of September 30, 2008 the Company’s natural gas derivative instruments were still active and recorded as a short-term liability on the accompanying September 30, 2008 balance sheet. The Company recognized all derivative instruments as assets or liabilities in the balance sheet at fair value. The accounting treatment for changes in fair value, as specified in SFAS No. 133 “Accounting for Derivative Investments and Hedging Activities,” is dependent upon whether or not a derivative instrument is designated as a hedge. For derivatives designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Accumulated Other Comprehensive Income on the accompanying balance sheet until the hedged item is recognized in earnings as natural gas revenue. If the hedge has an ineffective portion, that particular portion of the gain or loss would be immediately reported in earnings. The following natural gas contracts were in place as of September 30, 2008, and qualified as cash flow hedges (fair value $ in thousands):

Period	Type of Contract	Natural Gas Volume per Day	Price per mmbtu	Fair Value Asset (Liability)
April 2007—December 2008	Swap	5,000 mmbtu	$9.00	$594
April 2007—December 2008	Collar	2,000 mmbtu	$7.55/$ 9.00	28
January 2008 – December 2008	Swap	2,000 mmbtu	$8.41	88
January 2009—December 2009	Swap	7,000 mmbtu	$8.72	868
January 2010—March 2011	Swap	7,000 mmbtu	$8.68	(781)
April 2011 – September 2011	Swap	7,000 mmbtu	$7.62	(975)
Total Estimated Fair Value				$(178)

For the nine months ended September 30, 2008, the Company has recognized in Comprehensive Income (Loss) changes in fair value of $4.0 million on the contracts that have been designated as cash flow hedges on forecasted sales of natural gas. See “Comprehensive Income (Loss)” found in this note section.

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the Three Months Ended September 30,	2008	2007

Oil and natural gas sales	$7,723	$5,415
Realized (losses) gains on natural gas derivatives	(1,025)	1,542
Realized losses on ineffectiveness of cash flow hedges	(255)	-
Unrealized gains on ineffectiveness of cash flow hedges	1,215	-
Total	$7,658	$6,957

For the Nine Months Ended September 30,	2008	2007

Oil and natural gas sales	$23,651	$16,589
Realized (losses) gains on natural gas derivatives	(2,289)	1,900
Realized losses on ineffectiveness of cash flow hedges	(564)	-
Unrealized gains on ineffectiveness of cash flow hedges	98	-
Total	$20,896	$19,489

Interest Rate Derivative Instruments

The Company’s use of debt directly exposes it to interest rate risk. The Company’s policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate. These derivatives are used as hedges and are not for speculative purposes. These derivatives involve the exchange of amounts based on variable interest rates and amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which payments are based. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. As more fully described in Note 13 “Subsequent Events” the Company’s interest rate derivative was terminated on October 1, 2008. As a result, the Company is presently exposed to fluctuations of interest rates.

In August 2007, the Company entered into a 3-year interest rate swap agreement in the notional amount of $50 million with BNP to hedge its exposure to the floating interest rate on the $50 million second lien term loan. Since the termination of the interest rate derivative occurred on October 1, 2008, as of September 30, 2008 the Company’s interest rate derivative was still active and recorded as a short-term liability on the accompanying September 30, 2008 balance sheet. The swap converted the debt’s floating three month LIBOR base to 4.86% fixed base. This swap on $50 million was to yield an effective interest rate of 11.86% for the period from August 23, 2007 through August 23, 2010 on the second lien term loan. However, based on the Term Loan Forbearance and Amendment Agreement more fully described in Note 8 “Debt,” LIBOR rate had a floor of 4.0% established as of June 21, 2008.

For the nine months ended September 30, 2008, the Company has recognized in Comprehensive Income (Loss) changes in fair value of $0.6 million on the interest rate swap. See “Comprehensive Income (Loss)” found in this note section. For the three and nine months ended September 30, 2008, the Company recognized $0.3 million and $0.6 million in interest expense related to the hedge activity which is recorded as an adjustment to interest expense. Fair value liability of the interest rate swap agreement at September 30, 2008, amounted to $1.6 million.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets. The Company’s financial instruments consist of cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and debt. The carrying amounts of the Company’s financial instruments approximate their fair values as of September 30, 2008 due to their short-term nature.

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

The following stock-based compensation was recorded for the periods indicated ($ in thousands):

For the Three Months Ended September 30,	2008	2007
General and administrative expenses	$353	$598
Production and lease operating expenses	2	-
Oil and natural gas properties	19	36
Total	$374	$634

For the Nine Months Ended September 30,	2008	2007
General and administrative expenses	$1,441	$1,799
Production and lease operating expenses	10	-
Pipeline and processing operating expenses	1	-
Oil and natural gas properties	65	170
Total	$1,517	$1,969

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The shares granted to the five non-employee directors in May 2008, more fully described in Note 9 “Shareholders’ Equity,” were recorded at $0.75 per share (closing price on the grant date) resulting in total stock based compensation expense in the amount of $0.2 million included in the above table as general and administrative expenses for the nine months ended September 30, 2008. As more fully disclosed in Note 13 “Subsequent Events”, these awards were rescinded by agreement of the Company and those directors on October 23, 2008.

The following table provides the unrecognized compensation expense related to unvested stock options as of September 30, 2008. The expense is expected to be recognized over the following 3-year period ($ in thousands).

Period to be Recognized	2008	2009	2010	2011	Total Unrecognized Compensation Expense

1st Quarter	$-	$252	$99	$39
2nd Quarter	-	193	78	26
3rd Quarter	-	106	40	-
4th Quarter	324	102	40	-
Total	$324	$653	$257	$65	$1,299

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income. Other comprehensive income includes income resulting from derivative instruments designated as hedging transactions. The details of comprehensive income (loss) are as follows for the periods indicated ($ in thousands):

Three Months Ended September 30,	2008	2007
Net loss	$(16,695)	$(3,254)
Other comprehensive loss:
Change in fair value of natural gas derivative instruments	25,759	3,435
Change in fair value of interest rate derivative instruments	(138)	(351)
Recognition of losses (gains) on derivative instruments	1,260	(1,573)
Comprehensive income (loss)	$10,186	$(1,743)

Nine Months Ended September 30,	2008	2007
Net loss	$(18,579)	$(3,765)
Other comprehensive loss:
Change in fair value of natural gas derivative instruments	(4,003)	2,335
Change in fair value of interest rate derivative instruments	(590)	(351)
Recognition of losses (gains) on derivative instruments	3,157	(2,931)
Comprehensive loss	$(20,015)	$(4,712)

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding plus other dilutive securities, such as stock options, warrants, and redeemable convertible preferred stock. For the three months ended September 30, 2008, and 2007, respectively, options to purchase 7,584,445 and 2,244,446 shares of common stock were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2008, and 2007, respectively, options to purchase 7,251,113 and 2,224,446 shares of common stock were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

NOTE 3.	GOING CONCERN

The Company’s financial statements for the nine months ended September 30, 2008, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. With the loss of production and significant deficiencies in working capital along with the increase in interest rates and termination of the Company’s natural gas and interest rate derivatives more fully described in Note 13 “Subsequent Events,” the Company’s operations and existing cash balances are not sufficient to support interest requirements on existing debt balances for longer than one year. The Company is currently in default under the senior secured credit facility and second lien term loan which are more fully described in Note 8 “Debt.” The Company’s continued existence is dependent on (1) the lenders’ willingness to refrain from accelerating or demanding repayment on current debt obligations, (2) restructuring the Company’s current debt and interest payments, (3) securing alternative financing arrangements, and/or (4) asset divestitures. Management continues discussions with existing lenders and is seeking alternative financing arrangements and opportunities for asset divestitures. Due to the recent events within the banking industry the Company is having difficulty securing alternative financing arrangements. There is no assurance the lenders will not call the debt obligation or that the Company will be able to restructure or refinance its current debt or sell assets.

These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

NOTE 4.	IMPAIRMENT OF GOODWILL

The Company tests goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment. Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill. Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Based on the Company’s continued loss in production, management has determined using projected discounted future operating cash flows at a 10% discount rate as a measurement of goodwill impairment is not appropriate. Accordingly, management measured goodwill impairment using quoted market prices adjusted for known synergies and other benefits arising from subsidiaries.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	IMPAIRMENT OF GOODWILL (continued)

As of September 30, 2008, the Company determined that there was an impairment of goodwill related to the reverse acquisition of Cadence Resources Corporation (“Cadence”) executed in 2005. Accordingly, the Company recorded a full impairment of goodwill for the Cadence acquisition which resulted in a write-down of $16.0 million and has been recorded as an operating expense in the consolidated statements of operations for the three and nine months ended September 30, 2008. There were no impairments to goodwill during the nine months ended September 30, 2007. Remaining goodwill in the Company’s consolidated balance sheet relates to the Company’s acquisition of certain companies and assets forming Bach Services & Manufacturing Co., LLC (a subsidiary of the Company) executed in October 2006. For the three and nine months ended September 30 2008, and 2007 the Company did not identify any potential impairment related to Bach Services & Manufacturing Co., LLC’s goodwill.

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect its adoption will have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Positions (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. FAS 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. With the termination of the Company’s derivative instruments more fully disclosed in Note 13 “Subsequent Events”, management does not expect the adoption to have a material impact on the consolidated financial statements.

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

Relative to SFAS 157, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 14, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 ($ in thousands):

		Fair Value Measurements, Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other unobservable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities—cash flow hedges	$178	-	$178	-
Derivative liabilities—interest rate swap	1,646	-	1,646	-

Valuation Techniques. The fair value of these derivatives are based on quoted prices from a commercial bank using a discounted cash flow model and are classified within Level 2 of the valuation hierarchy.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	ACQUISITIONS AND DISPOSITIONS

2008 – AOK Energy, LLC

As more fully disclosed in Note 12 “Related Party Transactions”, effective September 12, 2008, the Company sold all its membership interest in AOK Energy LLC to Presidium Energy, LC for $15 million.

2008 – New Albany Shale Exchange

On August 12, 2008, the Company exchanged 42,988 net acres located in the Lawrence, Knox and Sullivan Counties, Indiana for 40,316 net acres located in the Owen, Sullivan, Clay, Green, Lawrence, Washington, Jackson and Orange Counties, Indiana. As part of this transaction the Company increased reserves by 1,232 mcfe and increased the Company’s working interest by 15.68%.

2008 – Bauer, Boehmer, Ergang and Hill Estate Prospects

On July 31, 2008, the Company received proceeds of $35,000 in connection with the sale of all its interest in the Bauer, Boehmer, Ergang and Hill Estate prospects. The prospects are located in Grand Traverse County, Michigan and cover approximately 768 acres.

2008 – Fry #1-13 Well and Green 13/14/15 Prospects

On July 15, 2008, the Company received proceeds of $12,500 in connection with the sale of all its interest in the Fry #1-13 well and Green 13/14/15 prospects. The well and prospects are located in Mecosta County, Michigan and no acres were sold in connection with this sale.

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	ACQUISITIONS AND DISPOSITIONS (continued)

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

NOTE 8.	DEBT

Short-Term Bank Borrowings

The Company had a $5.0 million revolving line of credit agreement with Northwestern Bank for general corporate purposes through October 15, 2007. The Company elected not to request an extension of this revolving line of credit beyond the expiration date of October 15, 2007. Interest expense on the revolving line of credit for the three and nine months ended September 30, 2007, was $28,098 and $34,980, respectively. Northwestern Bank continues to provide letters of credit for the Company’s drilling program (as described in Note 11 “Commitments and Contingencies”).

 AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	DEBT (continued)

Short-Term Bank Borrowings – Bach Services & Manufacturing Co., L.L.C. (“Bach”), a wholly-owned subsidiary

Effective December 12, 2007, Bach obtained an increase in its borrowing capacity under the revolving line of credit from $0.5 million to $1.0 million with Northwestern Bank. This revolving line of credit agreement is for general company purposes and is secured by all of Bach’s personal property owned or hereafter acquired and is non-recourse to the Company. The interest rate under the revolving line of credit is Wall Street prime (5.0% at September 30, 2008, and 8.25% September 30, 2007) with interest payable monthly in arrears. Principal is payable at the expiration of the revolving line of credit agreement. The expiration date is October 1, 2008. No interest expense was incurred for the three months ended September 30, 2008. Interest expense for the three months ended September 30, 2007, was $955. Interest expense for the nine months ended September 30, 2008, and 2007, was $1,523 and $2,298, respectively.

Mortgage and Notes Payable - Bach

On September 19, 2008, Bach entered into a note payable obligation with Northwestern Bank for financing the purchase of approximately 2 acres of land located next to the building. The obligation is collateralized by the land. The land is expected to be used for expanding the facility and storing equipment previously kept at certain well sites. The note payable obligation matures on October 1, 2011. Fixed interest is charged at 5.95%. As of September 30, 2008, the total principal amount outstanding was $0.1 million. Total interest expense for the three and nine months ended September 30, 2008, was $133.

On September 12, 2008, Bach entered into a note payable obligation with Northwestern Bank for the financing of a vehicle. The note payable obligation matures on September 15, 2012. Fixed interest is charged at 6.35%. As of September 30, 2008, the total principal amount outstanding was $34,791. Total interest expense for the three and nine months ended September 30, 2008, was $101.

On July 3, 2008, Bach entered into a note payable obligation with Northwestern Bank for the financing of a dozer. The note payable obligation matures July 3, 2012. Fixed interest is charged at 5.0%. As of September 30, 2008, the total principal amount outstanding was $0.1 million. Total interest expense for the three and nine months ended September 30, 2008, was $1,087.

On October 6, 2006, Bach entered into a mortgage loan from Northwestern Bank in the amount of $383,026 for the purchase of an office and storage building. The mortgage is collateralized by the building. The payment schedule is principal and interest in 36 monthly payments of $2,899 with one principal and interest payment of $348,988 on November 15, 2009. The interest rate is 6.00% per year. As of September 30, 2008, the principal amount outstanding was $0.4 million. Interest expense for the three months ended September 30, 2008, and 2007, was $5,383 and $3,966, respectively. Interest expense for the nine months ended September 30, 2008, and 2007, was $16,416 and $15,310, respectively.

On various dates ranging from October 5, 2006, through March 31, 2008, Bach entered into six note payable obligations with Northwestern Bank for the financing of 13 vehicles. The note payable obligations mature on various dates ranging from October 15, 2009, through April 1, 2012. Fixed interest rates are charged at percentages ranging from 6.50% to 7.50%. As of September 30, 2008, the total principal amount outstanding was $0.2 million. Total interest expense for the three months ended September 30, 2008, and 2007, was $3,836 and $4,788, respectively. Total interest expense for the nine months ended September 30, 2008, and 2007, was $11,997 and $10,999, respectively.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	DEBT (continued)

On October 6, 2006, Bach entered into a note payable obligation with Northwestern Bank for the purchase of equipment. This obligation was paid in full during September 2007. Total interest expense for the three and nine months ended September 30, 2007, was $21 and $253, respectively.

Mortgage Payable

On October 4, 2005, the Company entered into a mortgage loan from Northwestern Bank in the amount of $2,925,000 for the purchase of an office condominium and associated interior improvements. The security for this mortgage is the office condominium real estate. Effective February 14, 2008, the Company refinanced the existing loan by extending its maturity date through February 1, 2011. The payment schedule is principal and interest in 36 monthly payments of $21,969 with one principal and interest payment of $2,692,849 on February 1, 2011. The interest rate is 5.95% per year. As of September 30, 2008, the principal amount outstanding was $2.6 million. Interest expense for the three months ended September 30, 2008, and 2007, was $40,240 and $60,454, respectively. Interest expense for the nine months ended September 30, 2008, and 2007, was $122,865 and $129,790, respectively.

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

The senior secured credit facility provides for borrowings tied to BNP’s prime rate (or, if higher, the federal funds effective rate plus 0.5%) or LIBOR-based rate plus 1.25% to 3.0% (increased range by 1.0% from 2.0% to 3.0% as a result of the forbearance agreement and amendment no. 1 to the senior secured credit facility dated June 12, 2008, more fully described in the following paragraphs) depending on the borrowing base utilization, as selected by the Company. The borrowing base utilization is the percentage of the borrowing base that is drawn under the senior secured credit facility from time to time. As the borrowing base utilization increases, the LIBOR-based interest rates increase under this facility. As of September 30, 2008, interest on the borrowings had a weighted average interest rate of 5.2%. For the three months ended September 30, 2008, and 2007, interest and fees incurred for the senior secured credit facility were $0.9 million and $0.8 million, respectively. For the nine months ended September 30, 2008, and 2007, interest and fees incurred for the senior secured credit facility were $2.7 million and $1.8 million, respectively. All outstanding principal and accrued and unpaid interest under the senior secured facility is due and payable on January 31, 2010. The maturity date of the outstanding loan may be accelerated by the lenders upon occurrence of an event of default under the senior secured credit facility.

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

On June 6, 2008, BNP notified the Company that the syndicate had redetermined the Company’s borrowing base to be $50 million. As a result, there was a potential borrowing base deficiency of as much as $20 million. According to the senior secured credit facility, the Company would be required subject to, among other things, the Company’s right to request an interim redetermination of the borrowing base.

On June 12, 2008 (but as of June 2, 2008), the Company and certain subsidiaries, as guarantors, entered into a forbearance agreement and amendment no. 1 to the senior secured credit facility (the “Forbearance and Amendment Agreement”) with BNP and the syndication to address the Company’s failure of certain financial and non-financial covenants for the first quarter ended March 31, 2008. In accordance with the Forbearance and Amendment Agreement, BNP has permanently waived any defaults or events of default resulting from the non-compliance with any covenant failures for any date of determination prior to and including March 31, 2008. BNP also agreed to forbear and refrain from (i) accelerating any loans outstanding (including any borrowing base deficiency), (ii) exercising all rights and remedies, and (iii) taking any enforcement action under the senior secured credit facility or otherwise as a result of certain potential covenant defaults during the period from June 2, 2008, until August 15, 2008 (the “Standstill Period”), provided the Company complies with certain forbearance covenants (collectively, the “Forbearance Covenants”). The Forbearance Covenants are (i) the Company shall deliver to the syndication on or before the twentieth business day of each month, a detailed monthly financial reporting package for the previous month that shall include account payables aging, working capital, monthly production reports and lease operating statements, (ii) the Company shall participate in monthly conference calls with the syndication during which a financial officer of the Company shall provide the syndication with an update on restructuring and cost reduction efforts, and (iii) no later than August 18, 2008, the Company will execute (or cause to be executed) additional mortgages such that, after giving effect to such additional mortgages, the syndication will have liens on not less than 90% of the PV10 of all proved oil and gas properties evaluated in the reserve report most recently delivered prior to such date. As of September 30, 2008, the syndication has liens on less than 90% of all the Company’s proved oil and gas properties and the Company is therefore not in compliance with a Forbearance Covenant. On August 15, 2008 the Forbearance and Amendment Agreement expired without extension and therefore the syndication currently has the ability to exercise any or all of their rights and remedies under the senior secured credit facility. The Forbearance and Amendment Agreement also increased the additional margin spread from 2.0% to 3.0% when electing a LIBOR-based borrowing rate.

Since the expiration of the Standstill Period, the Company continues to engage in discussions with BNP and the syndicate to restructure the Company’s debt. As of the filing of this Form 10-Q, other than the actions taken by BNP more fully described in Note 13 “Subsequent Events”, BNP has not made any attempt to accelerate or demand payment on the senior secured credit facility or taken any other remedial or enforcement action. Management recognizes that the senior secured credit facility is due and payable upon notification from BNP, and therefore the entire outstanding debt has been classified as a current liability on the accompanying September 30, 2008 balance sheet. In addition to discussions with BNP and the syndicate, management is also seeking alternative financing arrangements and opportunities for asset divestitures. There is no assurance that BNP and the syndicate will not accelerate or demand repayment of the senior secured credit facility or that management will be successful in restructuring the Company’s debt, finding alternative financing arrangements, or selling Company assets.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	DEBT (continued)

For the three and nine months ended September 30, 2008 the Company has incurred deferred financing fees of $0.5 million with regard to the senior secured credit facility resulting in total deferred financing fees of $1.2 million at September 30, 2008. The deferred financing fees are being amortized on a straight-line basis over the remaining terms of the debt obligation. Amortization expense was $0.1 million and $47,930 for the three months ended September 30, 2008, and 2007, respectively. Amortization expense was $0.2 million and $0.1 million for the nine months ended September 30, 2008, and 2007, respectively. In addition, the Company incurs various annual fees associated with unused commitment and agency fees which are recorded to interest expense.

Second Lien Term Loan

On August 20, 2007, the Company entered into a second lien term loan agreement with BNP Paribas (“BNP”), as the arranger and administrative agent, and several other lenders forming a syndicate. During August 2008, the Company was notified that Laminar Direct Capital, LLC (“Laminar”) succeeded BNP as the arranger and administrative agent for the second lien term loan. The initial term loan is $50 million for a 5-year term (expires 8/20/12) which may increase up to $70 million under certain conditions over the life of the loan facility. The proceeds of the second lien term loan were used to repay the outstanding balance under the Company’s mezzanine financing with Trust Company of the West (“TCW”) and for general corporate purposes. Interest under the second lien term loan is payable at rates based on the London Interbank Offered Rate (“LIBOR”) plus 950 basis points (increased from 700 basis points as a result of the forbearance agreement and amendment no. 1 to the second lien term loan dated June 12, 2008, more fully described in the following paragraphs) with a step-down of 25 basis points once the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and other non-cash charges is lower than or equal to a ratio of 4.0 to 1.0 on a trailing four quarters basis. As of September 30, 2008, interest on borrowings had a weighted average interest rate of 13.5%. The Company has the ability to prepay the second lien term loan during the first year at a price equal to 103% of par, during the second year at a price equal to 102% of par, and thereafter at a price equal to 100% of par.

On June 12, 2008 (but as of June 2, 2008), the Company and certain subsidiaries, as guarantors, entered into a forbearance agreement and amendment no. 1 to the Term Loan (the “Term Loan Forbearance and Amendment Agreement”) with BNP and the syndication to address the Company’s failure of certain financial and non-financial covenants for the first quarter ended March 31, 2008. In accordance with the Term Loan Forbearance and Amendment Agreement, BNP has permanently waived any defaults or events of default resulting from the non-compliance with any covenant failures for any date of determination prior to and including March 31, 2008. BNP also agreed to forbear and refrain from (i) accelerating any loans outstanding, (ii) exercising all rights and remedies and (iii) taking any enforcement action under the Term Loan or otherwise as a result of certain potential covenant defaults during the Standstill Period, provided the Company complies with the Forbearance Covenants, as applicable to the Term Loan. As of September 30, 2008, the syndication for the Term Loan has liens on less than 90% of all the Company’s proved oil and gas properties and the Company is therefore not in compliance with a Forbearance Covenant. On August 15, 2008 the Term Loan Forbearance and Amendment Agreement expired without extension and therefore the syndication currently has the ability to exercise any or all of their rights and remedies under Term Loan. The Term Loan Forbearance and Amendment Agreement also increased the interest rate payable from LIBOR-based plus 700 basis points to LIBOR-based plus 950 basis points. The Term Loan Forbearance and Amendment Agreement also provides that in no event shall the LIBOR-based rate be less than 4.0%. In addition, the Term Loan Forbearance and Amendment Agreement instituted a payment-in-kind (“PIK”) arrangement which has resulted in additional liability under the Term Loan amounting to $0.4 million for the three and nine months ended September 30, 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	DEBT (continued)

Since the expiration of the Standstill Period, the Company continues to engage in discussions with Laminar and the syndicate to restructure the Company’s debt. As of the filing of this Form 10-Q, other than the actions taken by Laminar more fully described in Note 13 “Subsequent Events,” Laminar has not made any attempt to accelerate or demand payment on the second lien term loan or taken any other remedial or enforcement action. Management recognizes that the second term lien loan is due and payable upon notification from Laminar, and therefore the entire outstanding debt has been classified as a current liability on the accompanying September 30, 2008 balance sheet. In addition to discussions with Laminar and the syndicate, management is also seeking alternative financing arrangements and opportunities for asset divestitures. There is no assurance that Laminar and the syndicate will not accelerate or demand repayment of the second term lien loan or that management will be successful in restructuring the Company’s debt, finding alternative financing arrangements, or selling Company assets.

For the three and nine months ended September 30, 2008, interest and fees incurred for the second lien term loan was $1.8 million and $4.6 million, respectively. For the three and nine months ended September 30, 2007, interest and fees incurred for the second lien term loan was $0.7 million. The Company has also incurred deferred financing fees of approximately $1.8 million with regard to the second lien term loan. The deferred financing fees are being amortized on a straight-line basis over the remaining terms of the second lien term loan obligation. Amortization expense for the second lien term loan is estimated to be $0.3 million per year through 2011. Amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively. Amortization expense was $30,316 for the three and nine months ended September 30, 2007. In addition, the Company incurs annual agency fees which are recorded to interest expense.

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

For the three and nine months ended September 30, 2007, interest and fees incurred for the mezzanine credit facility was $0.6 million and $3.0 million, respectively. Since this agreement was terminated in 2007, no interest or fees were incurred during 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	SHAREHOLDERS’ EQUITY

Common Stock

2008

During May 2008, the Board of Directors granted a special common stock award under the 2006 Stock Incentive Plan to each of the five non-employee directors totaling 250,000 shares, or 50,000 each, for past services rendered. In addition, two of the non-employee directors were granted a special common stock award of an additional 15,000 shares each for services rendered on special projects. Of the 280,000 total shares granted, 100,000 were issued during July 2008 and 180,000 were issued during August 2008. As more fully disclosed in Note 13 “Subsequent Events”, these awards were rescinded by agreement of the Company and those directors on October 23, 2008.

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	SHAREHOLDERS’ EQUITY (continued)

Common Stock Warrants

The following table sets forth information related to stock warrant activity for the nine months ended September 30, 2008 (shares shown in thousands):

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contract Life in Years
Outstanding at the beginning of the period	1,952	$1.74	0.34
Granted	-	-	-
Exercised	-	-	-
Forfeitures and other adjustments	-	-	-
Outstanding at the end of the period	1,952	$1.74	0.34

NOTE 10.	COMMON STOCK OPTIONS

As of September 30, 2008, the Company maintains four stock option plans that are fully described in Note 10 “Common Stock Options” in the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2007. These stock option plans provide for the award of options or restricted shares for compensatory purposes. The purpose of these plans is to promote the interests of the Company by aligning the interests of employees (including directors and officers who are employees), consultants, and non-employee directors of the Company and to provide incentives for such persons to exert maximum efforts for the success of the Company and its subsidiaries.

The following table sets forth activity for the stock option plans referenced above for the nine months ended September 30, 2008 (shares shown in thousands):

Number of Shares Underlying Options
Options outstanding at beginning of period	2,874
Options granted	3,000
Options exercised	(163)
Options forfeited and other adjustments	(508)
Options outstanding at end of period	5,203

The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

Risk-free interest rate	3.68%
Expected years until exercise	6.0
Expected stock volatility	76.38%
Dividend yield	0%

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	COMMON STOCK OPTIONS (continued)

All Stock Options

In addition, the Company has awarded compensatory options and warrants totaling 1,430,280 on an individualized basis that was considered outside the awards issued under its existing stock option plans. Activity with respect to all stock options is presented below for the nine months ended September 30, 2008 (shares and intrinsic value shown in thousands):

	Number of Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (a)
Options outstanding at beginning of period	4,304	$2.25
Options granted	3,000	0.75
Options exercised	(1,163)	0.59
Forfeitures and other adjustments	(508)	2.44
Options outstanding at end of period	5,633	$1.78	$-
Exercisable at end of period	2,277	$2.27	$-
Weighted average fair value of options granted during period	0.52

(a) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. Since the exercise price of all stock options are less than the current market value, no intrinsic value exists for options exercised during the nine months ended September 30, 2008.

The weighted average remaining life by exercise price as of September 30, 2008, is summarized below (shares shown in thousands):

Range of Exercise Prices	Outstanding Shares	Weighted Average Life	Exercisable Shares	Weighted Average Life
$0.38 - $0.63	733	2.5	733	2.5
$0.75	2.750	9.7	-	-
$1.75 - $2.55	385	4.7	363	4.5
$2.90 - $3.62	1,308	2.3	856	2.1
$4.45 - $4.70	457	6.3	325	5.9
$0.38 - $4.70	5,633	6.4	2,277	3.0

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Environmental Risk

Due to the nature of the oil and natural gas business, the Company is exposed to possible environmental risks. The Company manages its exposure to environmental liabilities for both properties it owns as well as properties to be acquired. The Company has historically not experienced any significant environmental liability and is not aware of any potential material environmental issues or claims at September 30, 2008.

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	COMMITMENTS AND CONTINGENCIES (continued)

credit or a substitute financial instrument is required to be in place until the salt water disposal well is plugged and abandoned. For drilling natural gas wells, the Company is required to issue a blanket letter of credit to the Michigan Supervisor of Wells. This blanket letter of credit allows the Company to drill an unlimited number of natural gas wells. The majority of existing letters of credit have been issued by Northwestern Bank of Traverse City, Michigan, and are secured only by a Reimbursement and Indemnification Commitment issued by the Company, together with a right of setoff against all of the Company’s deposit accounts with Northwestern Bank. At September 30, 2008, letters of credit in the amount of $1.0 million were outstanding with the majority issued to the Michigan Supervisor of Wells.

Employment Agreement

Ronald E. Huff resigned as President, Chief Financial Officer and Director of AOG effective January 21, 2008. The Company had a 2-year Employment Agreement with Mr. Huff, providing for an annual salary of $200,000 per year and an award of a stock bonus in the amount of 500,000 shares of the Company’s common stock on January 1, 2009, so long as he remained employed by the Company through June 18, 2008, which required the Company to record approximately $2.1 million in stock-based compensation expense over the contract period. The Company paid Mr. Huff the compensation provided for in the employment agreement through June 18, 2008. This agreement was modified to accelerate the award of Mr. Huff’s stock bonus in the amount of 500,000 shares of common stock from January 1, 2009, to June 18, 2008. As a result of the acceleration, $0.5 million was recorded as stock-based compensation during the nine months ended September 30, 2008.

Retention Bonus

On September 19, 2007, the Company announced that it had retained Johnson Rice & Company, L.L.C. to assist the Board of Directors with investigating strategic alternatives for the Company. The Board of Directors of the Company has approved a retention bonus arrangement to encourage certain key officers and employees to remain with the Company through the completion of the Company’s review of potential strategic alternatives. The services of Johnson Rice & Company, L.L.C. were concluded on March 7, 2008. For the nine months ended September 30, 2008, the Company had recorded $202,179 for retention bonuses in 2008.

Letter of Intent

Effective January 22, 2008, the Board of Directors named John E. McDevitt as President, Chief Operating Officer and Director. The Board of Directors also named Gilbert A. Smith as Vice President of Business Development effective as of February 1, 2008.

On January 10, 2008, the Company signed a non-binding Letter of Intent to acquire Acadian Energy, LLC (“Acadian”). Mr. McDevitt (through a controlled entity) and Mr. Smith are the only members of Acadian (60% and 40% respectively). The proposed acquisition is valued at approximately $12.5 million and will include over 10,000 acres of New Albany Shale properties, 4 development wells, and approximately 7 bcf in proved reserves. The Letter of Intent was terminated on October 1, 2008 more fully described in Note 13 “Subsequent Events”.

Oak Tree Joint Venture

In March 2006, the Company entered into a Joint Venture Agreement covering the acquisition and development of oil and gas leases in an Area of Mutual Interest (“AMI”) in Oklahoma. The Company’s joint venture partner is the manager of the leasing program and is designated as Operator for the AMI. In March 2008, the Company’s joint venture partner filed a complaint alleging breach of contract and unjust enrichment and is seeking a declaratory judgment to terminate the Joint Venture Agreement and to rescind the assignment of leases to the Company’s subsidiary, AOK Energy, LLC.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	COMMITMENTS AND CONTINGENCIES (continued)

As a result of the Company’s Purchase and Sale Agreement more fully described in Note 12 “Related Party Transactions,” on September 23, 2008, the joint venture partner dismissed all claims associated with this complaint.

General Legal Matters

The Company is currently involved in various disputes incidental to its business operations. Management, after consultation with legal counsel, is of the opinion that the final resolution of all currently pending or threatened litigation is not likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

South Knox Loss

The Company operates various wells located in the South Knox project. During August 2008, the facility located in the South Knox project experienced a fire which incurred approximately $0.4 million in damages. Insurance claims have been submitted and the Company anticipates the full claim with the exception of $36,000 will be reimbursed by the insurance company.

NOTE 12.	RELATED PARTY TRANSACTIONS

Presidium Energy, LC

AOK Energy, LLC Purchase and Sale Agreement

In March 2006, the Company entered into a joint venture agreement with certain unrelated parties. The joint venture covered the acquisition and development of oil and gas leases in various counties located in Oklahoma. The joint venture project was known as the "Oak Tree Project." The Company participated in the joint venture through a wholly owned subsidiary, AOK Energy, LLC ("AOK"). Effective May 28, 2008, the Company entered into an Agreement for the Purchase and Sale of Limited Liability Company Memberships with Presidium, which is wholly owned and operated by John V. Miller, who served as the Company’s Vice President from November 1, 2005 until he resigned on February 29, 2008. Under the terms the agreement, the Company would sell to Presidium all of the outstanding member interests in AOK for a purchase price that included the payment by Presidium of certain liabilities that the operator alleged were owed by the Company to other participants in the joint venture, a cash payment to the Company in the amount of $10,500,000, and an assignment to the Company of a 3% overriding royalty in certain leases in the Oak Tree Project.

Effective July 21, 2008, the Company amended the Purchase and Sale of Limited Liability Company Memberships with Presidium (the “First Amendment”) to extend Presidium’s exclusive right to purchase all of the outstanding member interests in AOK until September 15, 2008. In exchange for the extension, Presidium agreed to make a $2 million non-refundable payment to the Company.

Effective September 12, 2008, the Company amended the Purchase and Sale of Limited Liability Company Memberships with Presidium (the “Second Amendment”) increasing the purchase price to $15,000,000. The Second Amendment also required Presidium to pay $1,000,000 in cash and executed a promissory note in the amount of $12,000,000 (“Promissory Note”). In order to induce the Company to enter into the Second Amendment, Mr. Miller granted the Company an option to buy up to one million membership units in Presidium for the sum of $0.50 per unit during the period from six months to five years after closing. If the Promissory Note is repaid in full within the first six months after closing the Company’s option to purchase units in Presidium is null and void.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	RELATED PARTY TRANSACTIONS (continued)

Under the terms of the Promissory Note, Presidium is required to make monthly interest only payments calculated at the lesser of the maximum rate allowed by law or 9.0%. As security for repayment of the Promissory Note Presidium granted a first priority security interest in all of AOK interests and delivered mortgages on all oil and gas leases Presidium holds or will acquire in the Oak Tree Project. In the event Presidium plans to drill a well in the Oak Tree Project, a principal payment on the Promissory Note equal to the amount of $400 per net acre of leases to be included in the drilling unit must be submitted to the Company in order for the Company to subordinate any mortgages held on leases that fall within the drilling unit. Presidium shall be entitled to have outstanding mortgage subordinations for no more than five undrilled well sites at any one time. The entire outstanding principal balance along with all accrued interest is due September 10, 2010. For the three and nine months ended September 30, 2008 the Company accrued $48,000 of interest receivable related to the Promissory Note.

Consulting Agreement and Other

Effective May 20, 2008, the Company entered into a consulting agreement with Presidium in which the Company agreed to provide Presidium services in connection with certain oil and gas leasing, exploration, development, and business projects. This agreement expires December 31, 2008. For the three and nine months ended September 30, 2008, the Company billed Presidium $37,181 and $60,278, respectively, for services rendered.

In the normal course of business the Company engages in certain operational transactions with Presidium. For the three and nine months ended September 30, 2008 the Company sold inventory to Presidium in the amount of $0.1 million and billed Presidium for lease bonus extensions in the amount of $0.1 million.

Acadian Energy, LLC

Operating Agreements

Subsequent to the Company executing a Letter of Intent with Acadian as more fully described in Note 11 “Commitment and Contingencies,” on June 24, 2008, the Company entered into an agreement with Acadian to provide funding to maintain and preserve the value of Acadian’s properties located in the State of Indiana pending the Company’s acquisition of Acadian. The Company agreed to advance approximately $83,000 pursuant to an authority for expenditure to be used for the purpose of bringing wells into compliance with the requirements of the State of Indiana and if practical, into production.

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	RELATED PARTY TRANSACTIONS (continued)

For the three and nine months ended September 30, 2008, the Company incurred expenses in the amount of $0.1 million and $0.3 million, respectively, under the operating agreements with Acadian. Due to the termination of the Letter of Intent agreement with Acadian more fully described in Note 13 “Subsequent Events”, amounts incurred on behalf of Acadian in the amount of $0.3 million has been recorded as a receivable at September 30, 2008.

Simple Financial Solutions, Inc.

Consulting Agreements

Effective January 22, 2008, Barbara E. Lawson was named Chief Financial Officer of the Company. Simple Financial Solutions, Inc., which is owned and operated by Ms. Lawson’s spouse, provides consulting services on a continuous basis to the Company including Bach Services and Manufacturing Co., LLC a Company subsidiary. For the three and nine months ended September 30, 2008, Simple Financial Solutions, Inc. billed the Company $27,930 and $104,367, respectively, for services rendered.

Effective May 1, 2008, the Company entered into a month-to-month agreement with Simple Financial Solutions, Inc. to provide professional services for a subsidiary of the Company, Hudson Pipeline & Processing Co., LLC (“HPPC”). On a monthly basis, Simple Financial Solutions, Inc. will be paid 2% of the gross revenues of HPPC and 3.5% of the net income to HPPC before compensation. Certain revenue resulting from gas transportation will be excluded from the calculations. For the three and nine months ended September 30, 2008, the Company paid $62,770, which included a retainer in the amount of $25,000, and $82,770, respectively, for services received from Simple Financial Solutions, Inc. pursuant to this HPPC agreement.

Disposition of Membership Interest

Effective June 28, 2008, Lawson & Kidd, LLC purchased a 2.5% membership interest in Hudson Pipeline & Processing Co., LLC (“HPPC”), a subsidiary of the Company, for $0.1 million. Lawson & Kidd, LLC is solely owned by Barbara E. Lawson who is the Company’s Chief Financial Officer and Ms. Lawson’s spouse. Lawson & Kidd, LLC’s interest will increase to 5% upon HPPC receiving income equal to 125% of total costs spent on construction of the pipelines owned and operated by HPPC. For the three and nine months ended September 30, 2008, the Company received $0.1 million in capital call contributions from Lawson and Kidd, LLC and paid to Lawson & Kidd, LLC total distributions in the amount of $10,321.

Other

Consulting Agreements

Effective August 15, 2008, the Company entered into a consulting agreement with Richard M. Deneau to provide advice and services in connection with management’s negotiations with the Company’s existing bankers and the creation and maintenance of new banking relationships. Mr. Deneau is the brother of the Company’s Chief Executive Officer and has served as an affiliated director of the Company since 2005. For the three and nine months ended September 30, 2008, the Company paid $22,695 for consulting services received from Mr. Deneau.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	RELATED PARTY TRANSACTIONS (continued)

Working Interest in Certain Projects

Effective May 30, 2007, the board of directors named John C. Hunter as Vice President of Exploration and Production. He has worked for AOG since 2005 as Senior Petroleum Engineer. Prior to that, Mr. Hunter was instrumental in certain projects associated with the Company’s New Albany shale play. Over a series of agreements with the Company, Mr. Hunter (controlling member of Venator Energy, LLC) has acquired 1.25% working interest in certain leases. The leases cover approximately 132,600 acres (1,658 net) in certain counties located in Indiana. The 1.25% carried working interest shall be effective until development costs exceed $30 million. Thereafter, participation may continue as a standard 1.25% working interest owner. The Company is entitled to recovery of 100% of development costs (plus interest at a rate of 6.75% per annum compounded annually) from 85% of the net operating revenue generated from oil and gas production developed directly or indirectly in the area of mutual interest covered by the agreement. As of September 30, 2008, there is no production associated with this working interest and development costs were approximately $13 million.

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

NOTE 13.	SUBSEQUENT EVENTS

Termination of Derivative Instruments

On October 1, 2008, the Company received a notice of early termination from BNP with respect to the Company’s natural gas and interest rate swap derivatives (the “Early Termination Notice”) in accordance with the 1992 International Swap Dealers Association, Inc. (“ISDA”) master agreement dated August 20, 2007 between the Company and BNP. The Early Termination Notice references Sections 6(a) and 6(b) of the ISDA master agreement which gives BNP the right to terminate following an event of default. The settlement amount in connection with the Early Termination notice amounted to approximately $1.6 million for the interest rate swap derivative and $0.6 million for the natural gas derivatives. The total settlement amount due in the approximate amount of $2.2 million was payable on or before October 2, 2008. As of September 30, 2008 the Company has recorded $1.7 million of the $2.2 settlement amount as a current liability. On October 1, 2008 the liability increased by $0.5 million and the entire $2.2 million was classified as a liability included with the senior secured credit facility. As a result of the natural gas derivative contracts termination, the Company is presently exposed to the fluctuation of natural gas prices.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	SUBSEQUENT EVENTS (continued)

Senior Secured Credit Facility

On October 3, 2008 the Company received a notice of default from BNP with respect to the senior secured credit facility (the “Notice of Default”). The Notice of Default states that an event of default occurred under (1) Section 10.01(a) of the senior secured credit facility due to the Company’s failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million, (2) Section 10.01(g) of the senior secured credit facility due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (3) Section 10.01(f) of the senior secured credit facility due to the Company’s failure to pay the settlement amount of approximately $2.2 million by the due date of October 2, 2008 in connection with the Early Termination Notice, and (4) Sections 8.14, 8.18 and 9.01 of the senior secured credit facility and second lien term loan (cross default) due to the Company’s failure to comply with certain financial and non-financial covenants.

The Notice of Default informed the Company, as of October 1, 2008 that the interest rate under the senior secured credit facility shall bear interest at the default rate thereby increasing the Company’s current interest rate under the senior secured credit facility by 2% to approximately 8.0%.

Second Lien Term Loan

On October 6, 2008 the Company received a notice of default from Laminar with respect to the second lien term loan (the “Term Loan Notice of Default”). The Term Loan Notice of Default states that an event of default occurred under (1) Section 10.01(g) of the second lien term loan due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (2) Section 10.01(f) of the second lien term loan due to the Company’s failure to pay the settlement amount of approximately $2.2 million by the due date of October 2, 2008 in connection with the Early Termination Notice, (3) Sections 8.14, 8.18 and 9.01 of the second lien term loan and the senior secured credit facility (cross default) due to the Company’s failure to comply with certain financial and non-financial covenants, and (4) Section 10.01(f) and (g) of the second lien term loan due to the Company’s failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million under Section 10.01(a) of the senior secured credit facility (cross default). Laminar and the syndicate under the second lien term loan cannot take any enforcement or similar actions against the Company or its property for at least 180 days pursuant to the terms of the Intercreditor Agreement, dated August 20, 2007 between the second lien term loan syndicate and the senior secured credit facility syndicate.

The Term Loan Notice of Default also informed the Company, as of October 1, 2008, that the interest rate under the second lien term loan shall bear interest at the default rate thereby increasing the Company’s current interest rate under the Term Loan by 2% to approximately 15.5%.

Other

The Company has decided not to proceed with the acquisition of Acadian. As a result, Acadian acquisition costs initially capitalized in the amount of $0.2 million were recorded as a general and administrative expense as of September 30, 2008. In addition, all amounts paid on behalf of Acadian by the Company pursuant to the operating agreements more fully described in Note 12 “Related Party Transactions” have been recorded as a receivable at September 30, 2008.

Effective October 23, 2008, 280,000 shares of common stock granted to each of the non-employee directors during May 2008 under the 2006 Stock Incentive Plan were rescinded by agreement of the Company and those directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2007 Annual Report on Form 10-K/A and subsequent reports on Forms 10-Q and 8-K, as well as the condensed consolidated financial statements and notes hereto included in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview

We are an independent energy company focused on the exploration, exploitation, and development of unconventional natural gas reserves. Our unconventional natural gas projects target shale plays where large acreage blocks can be easily evaluated with a series of low cost test wells. Shale plays tend to be characterized by high drilling success and relatively low drilling costs when compared to conventional exploration and development plays. Our project areas are focused in the Antrim shale of Michigan and New Albany shale of Southern Indiana and Western Kentucky.

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

Highlights

As of September 30, 2008, our leasehold acres were 1,167,405 (655,070 net) which represent an 8% decrease over our December 31, 2007, net acres. This decrease primarily resulted from the sale of our Oak Tree Project in September 2008 which accounted for all of our acreage within the Woodford shale play located in Oklahoma. Our remaining leasehold acres are included in the following plays: 287,296 (134,278 net) leasehold acres in the Michigan Antrim shale play, 15,837 (15,837 net) leasehold acres in the Indiana Antrim shale play, 779,210 (440,861 net) acres in the New Albany shale play, and 85,062 (64,094 net) acres in the other play areas.

With regard to our drilling activities, we drilled or participated in 20 (4 net) wells for the nine months ended September 30, 2008, with a 75% success rate. As of September 30, 2008, we had 622 (277 net) producing wells, 19 (10 net) wells awaiting hook-up, 32 (9 net) wells undergoing resource assessment, and 51 (37 net) wells temporarily abandoned. We are currently operating 234 (214 net) wells or 32% of our gross wells and 64% of our net wells.

Of the 214 net wells we operate, 166 net wells are producing in the Antrim; 1 net well is awaiting hook-up in the Antrim; 1 net well is undergoing resource assessment in the Antrim; 6 net wells are awaiting hook-up in the New Albany; 4 net wells are undergoing resource assessment in the other plays; and 36 net wells are temporarily abandoned.

Oil and natural gas production for the nine months ended September 30, 2008, was 2,324,339 mcfe, a 1% decrease from the 2,335,198 mcfe produced for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, production continues to be hampered by wells undergoing resource assessment and dewatering in the Antrim along with damages caused by a fire in our South Knox project. During May 2008, we began a well enhancement program to address our decline in production. The program is expected to address 90 wells primarily located in the Hudson 34 and Hudson SW projects located in the Antrim play. To date, we have completed well enhancement activities on 70 wells and experienced an approximate one to two days stoppage in production per well to complete the well enhancement activities. Management believes that production decline has been arrested, but additional time will be required before measurable progress in production can be recognized. In addition, a number of Antrim wells have been identified for re-fracturing. This project is expected to continue through the end of 2008 with an anticipated completion date in early 2009.

Effective September 12, 2008, we closed on an agreement for the sale to Presidium Energy, LC (“Presidium”) of all our membership interest in a wholly owned subsidiary, AOK Energy, LLC (“AOK”). We participated in a joint venture project known as the “Oak Tree Project” through AOK. Presidium is wholly owned and operated by John V. Miller, who served as our Vice President from November 1, 2005 until he resigned on February 29, 2008. Total sales price was $15 million, of which we received $3 million in cash and entered into a note receivable in the amount of $12 million. Under the terms of the note receivable, Presidium is required to make monthly interest only payments calculated at 9.0%. The entire outstanding principal balance along with all accrued interest is due September 10, 2010. In connection with the sale, we also received a 3% overriding royalty interest in certain oil and gas leases located in various counties in Oklahoma.

(Intentionally Left Blank)

Operating Statistics

The following table sets forth certain key operating statistics for the three and nine months ended September 30, 2008 (the “Current Quarter” and the “Current Period”), and the three and nine months ended September 30, 2007 (the “Prior Year Quarter” and the “Prior Year Period”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net wells drilled
Antrim shale	1	17	2	29
New Albany shale (“NAS”)	-	5	-	9
Other	-	2	1	10
Dry	-	2	1	6
Total	1	26	4	54
Total net wells
Antrim—producing	260	283	260	283
Antrim—awaiting hookup	3	10	3	10
NAS—producing	1	4	1	4
NAS—awaiting hookup	6	3	6	3
Other—producing	16	13	16	13
Other—awaiting hookup	1	2	1	2
Total	287	315	287	315
Production
Natural gas (mcf)	699,032	798,540	2,205,192	2,209,360
Crude oil (bbls)	6,373	7,201	19,858	20,973
Natural gas equivalent (mcfe)	737,271	841,746	2,324,339	2,335,198
Average daily production
Natural gas (mcf)	7,598	8,680	8,048	8,093
Crude oil (bbls)	69	78	72	77
Natural gas equivalent (mcfe)	8,014	9,149	8,483	8,555
Average sales price (excluding all gains (losses) on derivatives)
Natural gas ($ per mcf)	$10.02	$6.11	$9.72	$6.91
Crude oil ($ per bbls)	$112.82	$74.71	$111.19	$63.08
Natural gas equivalent ($ per mcfe)	$10.62	$6.43	$10.22	$7.10
Average sales price (including all gains (losses) from derivatives)
Natural gas ($ per mcf)	$9.93	$8.04	$8.47	$8.22
Crude oil ($ per bbls)	$112.82	$74.71	$111.19	$63.08
Natural gas equivalent ($ per mcfe)	$10.39	$8.26	$8.99	$8.35
Production revenue ($ in thousands)
Natural gas	$7,004	$4,877	$21,443	$15,266
Natural gas derivatives—realized (losses) gains	(1,280)	1,542	(2,853)	2,900
Natural gas derivatives—unrealized gains	1,215	-	98	-
Crude oil	719	538	2,208	1,323
Total	$7,658	$6,957	$20,896	$19,489

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average expenses ($ per mcfe)
Production taxes	$0.51	$0.31	$0.48	$0.36
Post-production expenses	$1.00	$0.53	$0.87	$0.53
Lease operating expenses	$2.47	$1.95	$2.52	$2.13
General and administrative expense	$3.76	$2.18	$2.83	$2.60
General and administrative expense excluding stock-based compensation	$3.29	$1.47	$2.21	$1.83
Oil and natural gas depletion and amortization expenses	$1.19	$0.86	$1.20	$0.96
Other assets depreciation and amortization	$0.40	$0.75	$0.37	$0.76
Interest expenses	$2.74	$1.48	$2.26	$1.41
Taxes	$0.04	$0.11	$(0.01)	$0.04

Number of employees including Bach	65	88	65	88

Results of Operations

Three Months Ended September 30, 2008, compared with Three Months Ended September 30, 2007

General. For the Current Quarter, we had a net loss of $16.7 million, or $(0.16) diluted common share, on total revenues of $9.4 million. This compares to a net loss of $3.3 million, or $(0.03) per diluted common share, on total revenue of $7.2 million for the Prior Year Quarter. The $13.5 million increase in net loss is primarily attributable to goodwill write-off in the amount of $16.0 million. The write-off was offset by an increase in revenue in the amount of $2.2 million which is primarily attributable to increases in natural gas prices along with increases in field services revenues.

Oil and Natural Gas Sales. During the Current Quarter, oil and natural gas sales were $7.7 million compared to $7.0 million in the Prior Year Quarter. We produced 737,271 mcfe at a weighted average price of $10.39 compared to 841,746 mcfe at a weighted average price of $8.26. The increase in oil and gas sales was primarily the result of increases in sales price. We had 277 net wells producing as of September 30, 2008, as compared to 300 net wells producing as of September 30, 2007. The decrease in producing net wells is attributable to our effort of reducing operating expenses by shutting in various uneconomical wells. The weighted average price included $1.3 million or $1.74 per mcfe of realized losses from the gas derivative contract for the Current Quarter, and $1.5 million or $1.90 per mcfe of realized gains from the gas derivative contract for the Prior Year Quarter. For the Current Quarter, we also recognized $1.2 million or $1.65 per mcfe of unrealized gains from hedge ineffectiveness.

Production from the Antrim shale play represented approximately 88% of our oil and natural gas revenue for the Current Quarter. The following table summarizes our oil and natural gas revenue by play/trend in the periods set forth below:

Play/Trend	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	(mcfe)	Amount	(mcfe)	Amount
Antrim	676,762	$6,706,868	780,834	$6,309,185
New Albany	20,954	218,915	14,351	90,498
Other	39,555	732,182	46,561	557,386
Total	737,271	$7,657,965	841,746	$6,957,069

Production from the Prior Year Quarter compared to the Current Quarter decreased by 12%. Lower than expected production resulted from Warner Plant outages, damage to our South Knox facility caused by fire, pumping deficiencies, and continued dewatering problems within the Antrim play. We are currently undergoing a well enhancement program to address our decline in production.

Pipeline Transportation and Processing. Pipeline transportation and processing revenues were $0.2 million in the Current Quarter and Prior Year Quarter. This amount represents billings to royalty owners which are not expected to fluctuate significantly from quarter to quarter.

Field Service and Sales. Field service and sales revenues were $1.3 million in the Current Quarter compared to $0.1 million in the Prior Year Quarter. In the Prior Year Quarter, the majority of Bach’s services were performed for the Company. The increase in the Current Quarter was attributable to shifting Bach’s services to unrelated third party customers.

Interest and Other Revenues. Interest and other revenues were $0.2 million in the Current Quarter compared to $28,655 in the Prior Year Quarter. This increase is primarily attributed to billings to Presidium for interest on a note receivable attributable to our Oak Tree Project sale and consulting services performed which amounted to $0.1 million.

Production Taxes. Production taxes were $0.4 million in the Current Quarter compared to $0.3 million in the Prior Year Quarter. This increase is primarily attributed to us submitting one additional estimated payment of $0.1 million or $0.14 per mcfe in the Current Quarter to comply with state taxing requirements. On a unit of production basis, production taxes were $0.51 per mcfe in the Current Quarter compared to $0.31 per mcfe in the Prior Year Quarter representing an increase of production taxes by 44% in the Current Quarter from the Prior Year Quarter. This increase is primarily attributable to the increase in natural gas prices which determines the amount of production taxes charged for Michigan properties.

Production and Lease Operating Expenses. Our production and lease operating expenses include services related to producing oil and natural gas, such as post-production costs which includes marketing and transportation, processing and expenses to operate the wells and equipment on producing leases.

Production and lease operating expenses were $2.6 million in the Current Quarter compared to $2.1 million in the Prior Year Quarter. On a per unit of production basis, production and lease operating expenses were $3.47 per mcfe in the Current Quarter compared to $2.48 per mcfe in the Prior Year Quarter. The increase in the Current Quarter was attributable to our expanding operations which increased energy costs, pumping costs, repair, and maintenance associated with meters, compressors, pumps, production personnel, and compressor sale-leaseback expenses. We also incurred one time charges amounting to $0.6 million or $0.81 per mcfe related to compression analysis and repair along with workover charges related to our well enhancement program.

On a component basis, post-production expenses were $0.7 million, or $1.00 per mcfe, in the Current Quarter compared to $0.5 million, or $0.53 per mcfe, in the Prior Year Quarter. Increase in post-production expenses were primarily related to additional sulfide treatment and pipeline transportation charges including one-time retroactive charges associated with transportation adjustments to royalty owners. Lease operating expenses were $1.9 million, or $2.58 per mcfe, in the Current Quarter compared to $1.6 million, or $1.95 per mcfe, in the Prior Year Quarter. Increase in lease operating expenses were primarily related to one-time charges for compression analysis and repair along with workover charges related to our well enhancement program.

Production and lease operating expenses for operated properties were $3.80 per mcfe in the Current Quarter while non-operated production and lease operating expenses were $2.92 per mcfe in the Current Quarter. Our operated Arrowhead, Black Bear East, Hudson West, and South Knox projects are negatively impacting our operating cost controls and efficiency due to dewatering in the Antrim play, and flooding and fire damages in our South Knox project. Production and lease operating expenses for operated properties excluding Arrowhead, Black Bear East, Hudson West and South Knox projects were $3.17 per mcfe in the Current Quarter.

Pipeline and Processing Operating Expenses. Pipeline and processing operating expenses were $0.2 million in the Current Quarter compared to $0.1 million in the Prior Year Quarter. This increase was the result of incurring additional post-production costs which we were previously being absorbing as operating expenses. We did not reclassify Prior Year Quarter amounts due to insignificance.

Field Services Expenses. Field services expenses were $1.0 million in the Current Quarter compared to $0.1 million in the Prior Year Quarter which are attributable to shifting services performed by Bach to unrelated third party customers.

General and Administrative Expenses. Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, consulting fees, and office related expense. General and administrative expenses in the Current Quarter increased by $0.9 million, or 51%, from the Prior Year Quarter. This increase was primarily the result of additional legal and consulting services and charge offs in connection with (1) refinancing efforts amounting to $0.4 million, (2) write-off of capitalized costs incurred investigating strategic alternatives amounting to $0.2 million, (3) write-off of acquisition costs associated with the Acadian letter of intent in the amount of $0.2 million as a result of our decision not to proceed with the acquisition, and (4) general legal costs incurred for corporate matters in the amount of $0.2 million. This increase was offset by a decrease in payroll and related costs by $0.1 million to $1.2 million in the Current Quarter due to lower employee payroll, bonus expenses, and stock-based compensation.

We follow the full cost method of accounting under which all costs associated with property acquisition, exploration, and development activities are capitalized. We capitalized certain internal costs that can be directly identified with our acquisition, exploration, and development activities and do not include any costs related to production, general corporate overhead, or similar activities. We capitalized $0.1 million of payroll and benefit costs for the Current Quarter compared to $0.5 million in the Prior Year Quarter. This decrease was primarily related to the reduction in the number of employees associated with acquisition, exploration and development activities along with limited drilling which has reduced our ability to capitalize associated costs.

Oil and Natural Gas Depletion, Depreciation and Amortization (“DD&A”). DD&A of oil and natural gas properties was $0.9 million and $0.7 million during the Current Quarter and the Prior Year Quarter, respectively. DD&A is a function of capitalized costs in the full cost pool and related underlying reserves in the periods presented. This increase is the result of $0.9 million being added to proved properties in the full cost pool. The average DD&A cost per mcfe also increased to $1.19 in the Current Quarter compared to $0.86 in the Prior Year Quarter due to the additional proved properties added to the full cost pool.

Other Assets Depreciation and Amortization (“D&A”). D&A of other assets was $0.3 million in the Current Quarter compared to $0.6 million in the Prior Year Quarter. This decrease was primarily the result of the complete amortization of certain intangible assets during January 2008 associated with the Cadence merger.

Interest Expense. Interest expense was $2.0 million in the Current Quarter compared to $1.2 million in the Prior Year Quarter. This increase is due to the higher utilization of debt to develop operating interests primarily in the New Albany shale. In addition, as part of the forbearance and amendment agreements executed during June 2008, more fully described in the liquidity section, interest rates for the senior secured credit facility and second lien term loan increased resulting in an additional $0.6 million of interest expense for the Current Quarter.

Taxes, Other. Other taxes primarily include state franchise taxes . We have significant net operating loss carryforwards, thus no federal income tax expense has been recognized for either the Current Quarter or Prior Year Quarter. We are still subject to state income taxes, state business taxes and state franchise taxes. Tax expense was $29,005 in the Current Quarter compared to $0.1 million in the Prior Year Quarter.

Nine Months Ended September 30, 2008, compared with Nine Months Ended September 30, 2007

General. For the Current Period, we had a net loss of $18.6 million, or $(0.18) per diluted common share, on total revenues of $23.9 million. This compares to a net loss of $3.8 million, or $(0.01) per diluted common share, on total revenue of $20.8 million for the Prior Year Period. The $14.9 million increase in net loss is primarily attributable to goodwill write-off in the amount of $16.0 million. The write-off was offset by an increase in revenue in the amount of $1.4 million primarily attributable to increases in natural gas prices along with increases in field services revenues.

Oil and Natural Gas Sales. During the Current Period, oil and natural gas sales were $20.9 million compared to $19.5 million in the Prior Year Period. We produced 2,324,339 mcfe at a weighted average price of $8.99 compared to 2,335,198 mcfe at a weighted average price of $8.35. This increase in oil and gas sales was the result of increases in sales price. We had 277 net wells producing as of September 30, 2008, as compared to 300 net wells producing as of September 30, 2007. The decrease in producing net wells is attributable to our effort to reduce operating expenses by shutting in various uneconomical wells. The weighted average price included $2.9 million or $1.23 per mcfe of realized losses from the gas derivative contract for the Current Period, and $2.9 million or $1.24 per mcfe of realized gains from the gas derivative contract for the Prior Year Period. For the nine months ended September 30, 2008, we also recognized $0.1 million or $0.04 per mcfe of unrealized gains from hedge ineffectiveness.

Production from the Antrim shale play represented approximately 86% of our oil and natural gas revenue for the Current Period. The following table summarizes our oil and natural gas revenue by play/trend in the periods set forth below:

Play/Trend	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	(mcfe)	Amount	(mcfe)	Amount
Antrim	2,121,973	$17,867,453	2,165,342	$17,869,384
New Albany	81,764	806,758	37,724	264,259
Other	120,602	2,221,405	132,132	1,355,431
Total	2,324,339	$20,895,616	2,335,198	$19,489,074

Production from the Prior Year Period compared to the Current Period decreased by less than 1%. Lower than expected production resulted from Warner Plant outages, damage to our South Knox facility caused by a fire and flooding, pumping deficiencies, continued dewatering problem within the Antrim play, and heavy snowfall causing delays in response to freezing complications associated with compressors, booster stations, and water lines. We are currently undergoing a well enhancement program to address our lower than expected production.

Pipeline Transportation and Processing. Pipeline transportation and processing revenues were $0.5 million in the Current Period and Prior Year Period. This amount represents billings to royalty owners which are not expected to fluctuate significantly from year-to-year.

Field Service and Sales. Field service and sales revenues were $2.0 million in the Current Period compared to $0.3 million in the Prior Year Period. In the Prior Year Period, the majority of Bach’s services were performed for the Company. The increase in the Current Period was attributable to shifting Bach’s services to unrelated third party customers.

Interest and Other Revenues. Interest and other revenues were $0.5 million in the Current Period and Prior Year Period.

Production Taxes. Production taxes were $1.1 million in the Current Period compared to $0.8 million in the Prior Year Period. This increase is attributed to the increase in natural gas prices which determines the amount of production taxes charged for Michigan properties and us submitting one additional estimated payment of $0.1 million or $0.04 per mcfe in the Current Period to comply with state taxing requirements. On a unit of production basis, production taxes were $0.48 per mcfe in the Current Period compared to $0.36 per mcfe in the Prior Year Period representing an increase of production taxes by 35% in the Current Period from the Prior Year Period.

Production and Lease Operating Expenses. Our production and lease operating expenses include services related to producing oil and natural gas, such as post-production costs which includes marketing, transportation, processing and expenses to operate the wells and equipment on producing leases.

Production and lease operating expenses were $7.9 million in the Current Period compared to $6.2 million in the Prior Year Period. On a per unit of production basis, production and lease operating expenses were $3.39 per mcfe in the Current Period compared to $2.66 per mcfe in the Prior Year Period. The increase in the Current Period was attributable to our expanding operations which increased energy costs, pumping costs, repair, and maintenance associated with meters, compressors, pumps, production personnel, and compressor sale-leaseback expenses. We also incurred one time charges amounting to $1.1 million or $0.47 per mcfe related to compression analysis and repair along with workover charges related to our well enhancement program.

On a component basis, post-production expenses were $2.0 million, or $0.87 per mcfe, in the Current Period compared to $1.2 million, or $0.53 per mcfe, in the Prior Year Period. Increase in post-production expenses were primarily related to additional sulfide treatment and pipeline transportation charges, including one-time retroactive charges associated with transportation adjustments to royalty owners. Lease operating expenses were $5.9 million, or $2.52 per mcfe, in the Current Period compared to $5.0 million, or $2.13 per mcfe, in the Prior Year Period. Increases in lease operating expenses were primarily related to one-time charges for compression analysis and repair along with workover charges related to our well enhancement program.

Production and lease operating expenses for operated properties were $3.67 per mcfe in the Current Period while non-operated production and lease operating expenses were $2.87 per mcfe in the Current Period. Our operated Arrowhead, Black Bear East, Hudson West, and South Knox projects are negatively impacting our operating cost controls and efficiency due to dewatering, and flooding and fire damages in our South Knox project. During the Current Period, we have experienced improving results from the Blue Chip and Gaylord Fishing Club projects, primarily as a result of reducing our operating expenses by shutting in various uneconomical wells. Production and lease operating expenses for operated properties excluding Arrowhead, Black Bear East, Hudson West, and South Knox projects were $3.00 per mcfe in the Current Period.

Pipeline and Processing Operating Expenses. Pipeline and processing operating expenses were $0.4 million in the Current Period compared to $0.3 million in the Prior Year Period. This increase was the result of incurring additional post-production costs which we were previously absorbing as operating expenses by the Company. We did not reclassify Prior Year Period amounts due to insignificance.

Field Services Expenses. Field services expenses were $1.6 million in the Current Period compared to $0.3 million in the Prior Year Period which are attributable to shifting services performed by Bach to unrelated third party customers.

General and Administrative Expenses. Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, consulting fees, and office related expense. General and administrative expenses in the Current Period increased by $0.5 million, or 8%, from the Prior Year Period. This increase was primarily the result of additional legal and consulting services and charge offs in connection with (1) refinancing efforts amounting to $0.4 million, (2) write-off of capitalized costs incurred investigating strategic alternatives amounting to $0.2 million, (3) write-off of acquisition costs associated with the Acadian letter of intent in the amount of $0.2 million as a result of our decision not to proceed with the acquisition, and (4) general legal costs incurred for corporate matters in the amount of $0.2 million. This increase was offset by a decrease in payroll and related costs by $0.2 million to $3.9 million in the Current Period due to lower employee payroll, bonus expense, and stock-based compensation along with a reduction in professional fees primarily related to reduced audit and Sarbanes Oxley fees in the amount of $0.3 million.

We follow the full cost method of accounting under which all costs associated with property acquisition, exploration, and development activities are capitalized. We capitalized certain internal costs that can be directly identified with our acquisition, exploration, and development activities and do not include any costs related to production, general corporate overhead, or similar activities. We capitalized $0.7 million of payroll and benefit costs for the Current Period compared to $1.1 million in the Prior Year Period. This decrease was primarily related to the reduction in the number of employees associated with acquisition, exploration and development activities along with limited drilling which has reduced our ability to capitalize associated costs.

Oil and Natural Gas Depletion, Depreciation and Amortization (“DD&A”). DD&A of oil and natural gas properties was $2.8 million and $2.2 million during the Current Period and the Prior Year Period, respectively. DD&A is a function of capitalized costs in the full cost pool and related underlying reserves in the periods presented. This increase is the result of $8.4 million being added to proved properties in the full cost pool. The average DD&A cost per mcfe also increased to $1.20 in the Current Period compared to $0.96 in the Prior Year Period due to the additional proved properties added to the full cost pool.

Other Assets Depreciation and Amortization (“D&A”). D&A of other assets was $0.9 million in the Current Period compared to $1.8 million in the Prior Year Period. This decrease was primarily the result of the complete amortization of certain intangible assets during January 2008 associated with the Cadence merger.

Interest Expense. Interest expense was $5.2 million in the Current Period compared to $3.3 million in the Prior Year Period. This increase is due to the higher utilization of debt to develop operating interests primarily in the New Albany shale. In addition, as part of the forbearance and amendment agreements executed during June 2008, more fully described in the liquidity section following, interest rates for the senior secured credit facility and second lien term loan increased resulting in an additional $0.8 million of interest expense for the Current Period.

Taxes, Other. Other taxes include state franchise taxes, state income taxes and state business taxes. We have significant net operating loss carryforwards, thus no federal income tax expense has been recognized for either the Current Period or Prior Year Period. There was a tax refund of $16,241 in the Current Period compared to tax expense of $0.1 million in the Prior Year Period. This decrease primarily represents a 2006 State of Louisiana income tax refund received during 2008.

Liquidity and Capital Resources

The Company’s financial statements for the nine months ended September 30, 2008, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. With the loss of production and significant deficiencies in working capital along with an increase in interest rates and the termination of our natural gas and interest rate derivatives more fully described in the following paragraphs, our operations and existing cash balances are not sufficient to support interest requirements on existing debt balances for longer than one year. We are currently in default under the senior secured credit facility and second lien term loan more fully described in the following paragraphs. We recognize our continued existence is dependent on (1) lenders’ willingness to refrain from accelerating or demanding repayment on current debt obligations, (2) restructuring of our current debt, (3) securing alternative financing arrangements, and/or (4) asset divestitures. We continue discussions with existing lenders and are seeking alternative financing arrangements and opportunities for asset divestitures. Due to the recent events within the banking industry we are having difficulty securing alternative financing arrangements. There is no assurance the lenders will not call the debt obligation or that we will be able to restructure or refinance our current debt or sell assets in an amount sufficient to remedy our loan defaults.

On October 1, 2008, we received a notice of early termination from BNP with respect to our natural gas and interest rate swap derivatives (the “Early Termination Notice”) in accordance with the 1992 International Swap Dealers Association, Inc. (“ISDA”) master agreement dated August 20, 2007, between us and BNP. The Early Termination Notice references Sections 6(a) and 6(b) of the ISDA master agreement which gives BNP the right to terminate following an event of default. The settlement amount in connection with the Early Termination Notice amounted to approximately $1.6 million for the interest rate swap derivative and $0.6 million for the natural gas derivatives. The total settlement amount due in the approximate amount of $2.2 million was payable on or before October 2, 2008. As of the filing of this Form 10-Q we have not paid the $2.2 million liability and instead have included the amount in our debt balance. As a result of the natural gas derivative contracts termination, we are presently exposed to the fluctuation of natural gas prices.

Senior Secured Credit Facility

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

The senior secured credit facility provides for borrowings tied to BNP’s prime rate (or, if higher, the federal funds effective rate plus 0.5%) or LIBOR-based rate plus 1.25% to 3.0% (increased range by 1.0% from 2.0% to 3.0% as a result of the forbearance agreement and amendment no. 1 to the senior secured credit facility dated June 12, 2008, more fully described in the following paragraphs) depending on the borrowing base utilization, as selected by us. The borrowing base utilization is the percentage of the borrowing base that is drawn under the senior secured credit facility from time to time. As the borrowing base utilization increases, the LIBOR-based interest rates increase under this facility. As of September 30, 2008, interest on the borrowings had a weighted average interest rate of 5.2%. The maturity date of the outstanding loan may be accelerated by the lenders upon occurrence of an event of default under the senior secured credit facility.

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

On June 12, 2008 (but as of June 2, 2008), we entered into a forbearance agreement and amendment no. 1 to the senior secured credit facility (the “Forbearance and Amendment Agreement”) with BNP and the syndication. In accordance with the Forbearance and Amendment Agreement, BNP has permanently waived any defaults or events of default resulting from the non-compliance with any covenant failures for any date of determination prior to and including March 31, 2008. BNP also agreed to forbear and refrain from (i) accelerating any loans outstanding, (ii) exercising all rights and remedies, and (iii) taking any enforcement action under the senior secured credit facility or otherwise as a result of certain potential covenant defaults during the period from June 2, 2008, until August 15, 2008 (the “Standstill Period”), provided we comply with certain forbearance covenants (collectively, the “Forbearance Covenants”). The Forbearance Covenants are (i) we shall deliver to the syndication on or before the twentieth business day of each month, a detailed monthly financial reporting package for the previous month that shall include an account payables aging, working capital, monthly production reports and lease operating statements, (ii) we shall participate in monthly conference calls with the syndication during which a financial officer shall provide the syndication with an update on restructuring and cost reduction efforts, and (iii) no later than August 18, 2008, we will execute (or cause to be executed) additional mortgages such that, after giving effect to such additional mortgages, the syndication will have liens on not less than 90% of the PV10 of all proved oil and gas properties evaluated in the reserve report most recently delivered prior to such date. As of September 30, 2008, the syndication has liens on less than 90% of all our proved oil and gas properties and we are therefore not in compliance with a Forbearance Covenant. On August 15, 2008, the Forbearance and Amendment Agreement expired without extension, and therefore the syndication currently has the ability to exercise any or all of their rights and remedies under the senior secured credit facility. The Forbearance and Amendment Agreement also increased the additional margin spread from 2.0% to 3.0% when electing a LIBOR-based borrowing rate.

On October 3, 2008, we received a notice of default from BNP with respect to the senior secured credit facility (the “Notice of Default”). The Notice of Default states that an event of default occurred under (1) Section 10.01(a) of the senior secured credit facility due to our failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million, (2) Section 10.01(g) of the senior secured credit facility due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (3) Section 10.01(f) of the senior secured credit facility due to our failure to pay the settlement amount of approximately $2.2 million by the due date of October 2, 2008 in connection with the Early Termination Notice, and (4) Sections 8.14, 8.18 and 9.01 of the senior secured credit facility and second lien term loan (cross default) due to our failure to comply with certain financial and non-financial covenants.

The Notice of Default informed us, as of October 1, 2008, that the interest rate under the senior secured credit facility shall bear interest at the default rate thereby increasing our current interest rate under the senior secured credit facility by 2% to approximately 8.0%.

Since the expiration of the Standstill Period, we continue to engage in discussions with BNP and the syndicate to restructure our debt. As of the filing of this Form 10-Q, other than the actions taken by BNP described previously, BNP has not made any attempt to accelerate or demand payment on the senior secured credit facility or taken any other remedial or enforcement action. We recognize that the senior secured credit facility is due and payable upon notification from BNP, and therefore the entire outstanding debt has been classified as a current liability on the September 30 2008, balance sheet. In addition to discussions with BNP and the syndicate, we are also seeking alternative financing arrangements and opportunities for asset divestitures. There is no assurance that BNP and the syndicate will not accelerate or demand repayment of the senior secured credit facility or that we will be successful in restructuring our debt, finding alternative financing arrangements, or selling company assets in an amount sufficient to remedy our loan defaults.

Second Term Lien Loan

On August 20, 2007, we entered into a second lien term loan agreement with BNP, as the arranger and administrative agent, and several other lenders forming a syndicate. During August 2008 we were notified that Laminar Direct Capital, LLC (“Laminar”) succeeded BNP as the arranger and administrative agent for the second term lien loan. The initial term loan is $50 million for a 5-year term which may increase up to $70 million under certain conditions over the life of the loan facility. The proceeds of the second lien term loan were used to payoff our existing mezzanine financing with TCW and for general corporate purposes.

Interest under the second lien term loan is payable at rates based on the London Interbank Offered Rate plus 950 basis points (increased from 700 basis points as a result of the forbearance agreement and amendment no. 1 to the second lien term loan dated June 12, 2008, more fully described in the following paragraphs) with a step-down of 25 basis points once our ratio of total indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and other noncash charges is lower than or equal to a ratio of 4.0 to 1.0 on a trailing four quarters basis. We may prepay the second lien term loan during the first year at a price equal to 103% of par, during the second year at a price equal to 102% of par, and thereafter at a price equal to 100% of par.

On June 12, 2008 (but as of June 2, 2008), we entered into a forbearance agreement and amendment no. 1 to the second lien term loan (the “Term Loan Forbearance and Amendment Agreement”) with BNP and the syndication. In accordance with the Term Loan Forbearance and Amendment Agreement, BNP has permanently waived any defaults or events of default resulting from the non-compliance with any covenant failures for any date of determination prior to and including March 31, 2008. BNP has also agreed to forbear and refrain from (i) accelerating any loans outstanding, (ii) exercising all rights and remedies, and (iii) taking any enforcement action under the second lien term loan or otherwise as a result of certain potential covenant defaults during the Standstill Period, provided we comply with the Forbearance Covenants, as applicable to the second lien term loan. As of September 30, 2008, the syndication for the second lien term loan has liens on less than 90% of all our proved oil and gas properties and we are therefore not in compliance with a Forbearance Covenant. On August 15, 2008 the Term Loan Forbearance and Amendment Agreement expired without extension and therefore the syndication currently has the ability to exercise any or all of their rights and remedies under the second lien term loan. The Term Loan Forbearance and Amendment Agreement also increased the interest rate payable from LIBOR-based plus 700 basis points to LIBOR-based plus 950 basis points. The Term Loan Forbearance and Amendment Agreement also provided that in no event shall the LIBOR-based rate be less than 4.0%. In addition, the Term Loan Forbearance and Amendment Agreement modified the treatment of interest payments under the second lien term loan.

On October 6, 2008 we received a notice of default from Laminar with respect to the second lien term loan (the “Term Loan Notice of Default”). The Term Loan Notice of Default states that an event of default occurred under (1) Section 10.01(g) of the second lien term loan due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (2) Section 10.01(f) of the second lien term loan due to our failure to pay the settlement amount of approximately $2.2 million by the due date of October 2, 2008 in connection with the Early Termination Notice, (3) Sections 8.14, 8.18 and 9.01 of the second lien term loan and the senior secured credit facility (cross default) due to our failure to comply with certain financial and non-financial covenants, and (4) Section 10.01(f) and (g) of the second lien term loan due to our failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million under Section 10.01(a) of the senior secured credit facility (cross default). Laminar and the syndicate under the second lien term loan cannot take any enforcement or similar actions against us or our property for at least 180 days pursuant to the terms of the Intercreditor Agreement, dated August 20, 2007 between the second lien term loan syndicate and the senior secured credit facility syndicate.

The Term Loan Notice of Default also informed us, as of October 1, 2008, that the interest rate under the second lien term loan shall bear interest at the default rate thereby increasing our current interest rate under the Term Loan by 2% to approximately 15.5%.

Since the expiration of the Standstill Period, we continue to engage in discussions with Laminar and the syndicate to restructure our debt. As of the filing of this Form 10-Q, other than the actions taken by Laminar described previously, Laminar has not made any attempt to accelerate or demand payment on the second lien term loan or taken any other remedial or enforcement action. We recognize that the second term lien loan is due and payable upon notification from Laminar, and therefore the entire outstanding debt has been classified as a current liability on the September 30, 2008 balance sheet. In addition to discussions with Laminar and the syndicate, we are also seeking alternative financing arrangements and opportunities for asset divestitures. There is no assurance that Laminar and the syndicate will not accelerate or demand repayment of the second term lien loan or that we will be successful in restructuring our debt, finding alternative financing arrangements, or selling company assets in an amount sufficient to remedy our loan defaults.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $4.9 million or 53% to $4.4 million in the Current Period compared to the Prior Year Period. See “Results of Operations” for discussion of changes in revenues and expenses. Non-cash charges such as depreciation, depletion and amortization and stock-based compensation decreased by $0.9 million as a result of complete amortization of certain intangibles in January 2008, write-off of debt issuance costs related to TCW mezzanine debt refinanced during August 2007, and less stock awards granted during 2008. Non-cash charge of goodwill impairment increased by $16.0 million due to the write-off of goodwill associated with Cadence acquisition. Changes in current operating assets and liabilities decreased cash flow from operations by $2.7 million which is primarily related to a significant amount of collections from joint venture partners during 2007 as opposed to 2008 due to our significant reduction in drilling efforts for 2008.

Cash Flows Used in Investing Activities

Cash flows used in investing activities was $10.7 million in the Current Period compared to $52.1 million in the Prior Year Period. The following table describes our significant investing transactions that we completed in the periods set forth below:

	Nine Months Ended September 30,
	2008	2007
Acquisitions of leasehold
Michigan Antrim shale	$556,094	$1,206,400
Indiana Antrim shale	3,018	464,190
New Albany shale	625,664	3,074.492
Woodford shale	456,236	4,451,072
Other	17,969	118,155
Drilling and development of oil and natural gas properties
Michigan Antrim shale	1,449,827	18,983,846
Indiana Antrim shale	11,994	1,309,324
New Albany shale	1,031,119	7,682,040
Other	827,249	1,484,745
Infrastructure properties
Michigan Antrim shale	51,807	9,347,451
New Albany shale	1,861,915	277,971
Other	-	10,439

Capitalized interest and general and administrative costs on exploration, development and leasehold	3,972,593	3,984,154
Acquisitions of oil and natural gas properties	-	2,405,609
Acquisitions/additions for pipeline, property, and equipment	105,697	1,290,037
Other, net	12,206	78,970
Redesignation of cash equivalents to short-term investments	2,871,010	-
Subtotal of capital expenditures	13,854,398	56,168,895

Sale of oil and natural gas properties	3,191,043	2,079,518
Sale and leaseback of gas compression equipment	-	1,202,000
Sales of other investment and other	12,334	763,731
Subtotal of capital divestitures	3,203,377	4,045,249
Total	$10,651,021	$52,123,646

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $14.0 million in the Current Period compared to $41.8 million in the Prior Year Period. Cash flows provided in the Current Period included: (1) $13.8 million of senior secured borrowing; (2) $0.4 million of capital contributions from minority interest members; (3) $0.7 million of proceeds received from exercise of common stock options and warrants. Cash flows used in the Current Period included: (1) paydown of $0.2 million in mortgage and notes payable obligations; and (2) payment of $0.7 million in financing fees.

Cash flows provided by financing activities in the Prior Year Period included: (1) $42.0 million of senior secured credit borrowing; (2) $50.0 million of second lien term loan borrowing; (3) $16.2 million of short-term bank borrowings; and (4) $0.1 million in proceeds from exercise of options and warrants. Cash flows used by financing in the Prior Year Period included: (1) net pay-down of $16.8 million within short-term bank borrowings; (2) pay down of $40.0 million in mezzanine financings; (3) pay down of $6.0 million in senior credit borrowings; (4) pay-down of $0.3 million in mortgage and notes payable obligations; (5) payments of $1.7 million in financing fees; and (6) payment of $1.9 million in prepayment penalties.

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

Off Balance Sheet Arrangements

We have no special purpose entities, financing partnerships, guarantees, or off-balance sheet arrangements other than the $1.0 million of outstanding letter of credits discussed in Note 11 “Commitments and Contingencies.”

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our results of operations and operating cash flows are impacted by the fluctuations in the market prices of natural gas. To mitigate a portion of the exposure to adverse market changes, we previously entered into various derivative instruments with BNP. On October 1, 2008, we received a letter of termination for all our natural gas derivative instruments from BNP. The purpose of the derivative instrument is to provide a measure of stability to our cash flow in meeting financial obligations while operating in a volatile natural gas market environment. The derivative instrument reduces our exposure on the hedged production volumes to decreases in commodity prices and limits the benefit we might otherwise receive from any increases in commodity prices on the hedged production volumes. Since BNP has terminated all of our natural gas derivatives, we are presently exposed to the fluctuation of natural gas prices. Based on current production levels, a $0.50 increase or decrease in natural gas prices would have the effect of causing $0.4 million addition or reduction to our monthly production revenue.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate. On October 1, 2008, we received a letter of termination for our interest rate derivative instrument from BNP. Since BNP has terminated our interest rate derivative we are presently exposed to the fluctuation of interest rates. Based on current borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing $0.1 million additional charge or reduction to our monthly interest expense.

The following table sets forth our principal financing obligation and the related interest rates as of September 30, 2008:

	Expected Maturity	Average Interest Rate as of September 30, 2008	Principal Outstanding
Obligations under capital lease	01/10/09	8.25%	$3,258
Notes payable	08/01/07-04/25/11	6.50% - 7.50%	323,267
Mortgage payable	10/15/09	Fixed at 6.00%	359,752
Mortgage payable	11/01/08	Fixed at 5.95%	2,640,062
Mortgage payable	10/01/11	Fixed at 6.00%	70,000
Second lien term loan	02/01/11	Default at 15.50% (a)	50,393,750
Senior secured credit facility	01/31/10	Default at 7.00% (a)	69,800,000
Total debt			$123,590,089

(a) Current default rate as of November 5, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008, and have concluded that these disclosure controls and procedures are effective at the reasonable assurance level. Our CEO and CFO believe that the condensed consolidated financial statements included in this report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Refer to Note 11 on page 29 of this Form 10-Q.

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

We did not sell any of our unregistered equity securities nor did we repurchase any of our outstanding equity securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on August 29, 2008. At the meeting, each of the Company’s nominees for Board of Directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	For	Withheld
William W. Deneau	72,866,320	1,947,963
Richard M. Deneau	72,815,570	1,998,713
John E. McDevitt	72,795,184	2,019,099
Gary J. Myles	72,865,560	1,948,723
Wayne G. Schaeffer	72,865,185	1,949,098
Kevin D. Stulp	72,864,185	1,950,098
Earl V. Young	69,719,941	5,094,342

At the meeting, the Board’s appointment of Weaver and Tidwell, L.L.P. as our independent registered accounting firm for the year ending December 31, 2008, was ratified by the shareholders, with 73,698,713 shares cast in favor of the motion, 735,694 shares against, and 379,877 shares abstaining.

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

AURORA OIL & GAS CORPORATION

Date: November 7, 2008	By:	/s/ William W. Deneau
Name: William W. Deneau
Title: Chief Executive Officer

Date: November 7, 2008	By:	/s/ Barbara E. Lawson
Name: Barbara E. Lawson
Title: Chief Financial Officer