Form 10-K
period 2008-12-31
Aurora Oil & Gas CORP
filed 2009-03-13
CIK 933157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐      No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2008 was $35,576,214.  The number of outstanding shares of the Registrant’s common stock as of March 3, 2009, was 103,282,788.

AURORA OIL & GAS CORPORATION
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	changes in general economic, market, industry, or business conditions;
•	the volatibility of natural gas and oil prices caused in part by the volatility of domestic and international demand for oil and natural gas;
•	impacts the current national and international financial crisis may have on our business and financial condition;
•	our ability to execute certain business strategies and debt restructuring initiatives;
•	our ability to increase our production and oil and natural gas income through exploration and development;
•	the anticipated impact on production of our well enhancement program, Antrim remediation program, or other corrective actions that we may take in an attempt to improve production;
•	uncertainties inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production and the timing of development expenditures;
•	leasehold terms expiring before production can be established;
•	declines in the values of our natural gas and oil properties resulting in ceiling test write-downs;
•	fluctuations in the values of certain of our assets and liabilities;
•	actions taken with respect to non-performance by third parties, including suppliers, contractors, operators, processors, customers, and counterparties;
•	drilling and operating risks;
•	drilling and operating activities that do not result in commercially productive reserves;
•	the availability of equipment, such as drilling rigs and transportation pipelines;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
•	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Our Business”.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

ii

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

In 1969, we commenced operations to explore and mine natural resources under the name Royal Resources, Inc. In July 2001, we reorganized our business to pursue oil and natural gas exploration and development opportunities and changed our name to Cadence Resources Corporation (“Cadence”). We acquired Aurora Energy, Ltd. ("Aurora") on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora. The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. The Aurora executive management team also assumed management control at the time the merger closed, and we moved our corporate offices to Traverse City, Michigan. Effective May 11, 2006, Cadence amended its articles of incorporation to change the parent name to Aurora Oil & Gas Corporation (“AOG”).

During 2008, due to the current global economic crisis coupled with significant losses in production, significant deficiencies in working capital, loss of revenue due to the termination of our natural gas derivatives, and increases in interest rates on our debt obligations, we have been unable to gain access to the credit markets.  As a result, our drilling activities have substantially decreased and we have had to adjust our short-term strategy, placing less emphasis on drilling and more emphasis on cash conservation and pursuing farmout relationships in order to develop our undeveloped reserves.  We continue discussions with existing lenders to restructure our debt and are currently undergoing an Antrim remediation program to address our decline in production.

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

As an early stage developer of properties, we have successfully accumulated a large acreage base of unconventional shale opportunities. As we develop these leaseholds, we anticipate reserve growth will be our initial focus followed by a more traditional balance between reserve and production growth. The following table sets forth our approximate leasehold acreage as of December 31, 2008:

	Total Acreage		Percentage Developed
Play/Trend	Gross	Net	Gross	Net
Michigan Antrim	286,390	134,003	23%	30%
New Albany	787,595	449,183	2%	1%
Other	90,475	68,203	2%	1%
Total	1,164,460	651,389	7%	7%

As of December 31, 2008, our proved reserves decreased by approximately 68.6 bcfe from December 31, 2007, to approximately 98.0 bcfe.  Of the 98.0 bcfe, 73% was in our Antrim shale properties and 73% was proved developed.  The New Albany shale provided a modest increase in proved reserves during the year, adding a net 1.0 bcfe, which is a 4% increase over the 25.0 bcfe reported on December 31, 2007.  The Antrim shale proved reserves were reduced by a net 69.3 bcfe due to the following developments:

•	Reserves were reduced by 3.0 bcfe due to production during the year.
•
A reduction in natural gas prices (from an average of $7.18 per mcf on December 31, 2007, to an average of $6.07 per mcf on December 31, 2008) has caused a reduction in the volume of natural gas that can be economically produced.  We attribute approximately 7.9 bcfe of the reduction in Antrim shale proved reserves to be attributable to lower natural gas prices.

•
As a result of changes in regulatory criteria, the Michigan Department of Environmental Quality (“DEQ”) forced us to plug 5 wells and shut in 13 wells during 2008 due to water quality issues, resulting in a setback in our efforts to dewater the Antrim shale in the Arrowhead project.  Furthermore, the DEQ blocked our efforts to drill additional wells needed for dewatering.  With no means to effectively dewater the project area, performance of the existing wells resulted in net reserve reduction of 7.1 bcfe on the three producing units in the project.

•
Due to the DEQ issues cited above, the absence of available capital needed to install infrastructure for existing wells and drill additional wells, and lack of performance of wells in the Arrowhead project, the proved reserves associated with the Blue Lakes Unit, Tomahawk 26 Unit, Tomahawk 27 Unit and Tomahawk 35 Unit were eliminated, resulting in a reduction of 12.8 bcfe.

•
Our Antrim shale proved reserves have historically been determined by our third party reserve engineers using type curves derived from a combination of reservoir simulation and production performance from nearby more mature Antrim shale units operated by others.  At the end of 2007, the type curves were modified to conform to our historical production history to date, but we had an insufficient amount of production on our working interest units to significantly alter the type curves.  Now that we have sufficient data to develop decline curves for our wells, our engineers have based their projections of future production volumes on actual historical data from our own wells instead of representative data from other wells in the Antrim play.  Not only did this affect the proved developed producing reserves, but the type curves for proved undeveloped reserves were modified accordingly.  This resulted in type curves projecting lower reserves, and certain future drilling locations with proved undeveloped reserves were eliminated due to unacceptable economics. We estimate that approximately 41.3 bcfe of the reduction in Antrim shale proved reserves is attributable to this change.

•	We added 2.8 bcfe in extensions to proved reserves due to drilling activities in various areas.

Unconventional shale plays tend to be characterized by high drilling success rates. For the 12-month period ending December 31, 2008, we incurred $10.5 million to drill and participate in 26 (6 net) wells, with an 88% drilling success rate.  Of the total 26 (6 net) wells, 14 (3 net) wells were drilled in the Antrim, with a 100% drilling success rate.  The remaining 12 (3 net) wells were drilled in other plays with a 75% drilling success rate.  Our drilling activities were significantly reduced during 2008 due to our financial constraints and inability to refinance or restructure our debt obligations.  We also incurred $2.2 million on property and leasehold acquisitions.  Average net daily production decreased from 8,787 mcfe per day in 2007 to 8,316 mcfe per day in 2008. Lower than expected production resulted from damage to our South Knox facility caused by fire and flooding, pumping deficiencies, and continued dewatering problems with the Antrim play.  During the first and second quarter we also experienced delays from Warner Plant outages and heavy snowfall causing delays in response to freezing complications associated with compressors, booster stations, and water lines.

During 2008, we implemented a well enhancement program on our operated Antrim shale properties to address our decline in production.  We completed well enhancement activities on 74 wells and experienced an approximate one to two days stoppage in production per well to complete the well enhancement activities.  We also shut down the downhole pumps on various wells that were producing large volumes of water with insignificant volumes of gas.  Since we discontinued the pumping operations on these wells, we have observed a detrimental impact on the gas production levels in the remaining producing wells.  We believe that maximizing water production from all operated Antrim shale wells, regardless of their individual economic impact, is necessary to maximize gas production from the projects as a whole.  Therefore, we have initiated a renewed well enhancement program in February 2009 that emphasizes measures that will increase water production.  The program will be implemented in three phases throughout 2009 with the first phase incorporating the Hudson 19, Hudson 34, Hudson SW and Hudson West Units.  As part of this process, we are planning to install water meters at each well location to track water production.  Additional time will be required before measurable progress in production can be recognized.  The table below highlights our portfolio of producing wells as of December 31, 2008.

Play /Trend	Gross Wells Producing	Net Wells Producing	Gross Wells Waiting Hook-Up	Net Wells Waiting Hook-Up	Gross Wells Undergoing Resource Assessment	Net Wells Undergoing Resource Assessment
Michigan Antrim	567.00	261.89	24.00	4.80	10.00	2.84
New Albany	25.00	1.25	6.00	6.00	-	-
Other	36.00	18.35	1.00	-	10.00	4.00
Total	628.00	281.49	31.00	10.80	20.00	6.84

Effective September 15, 2008, we closed the sale to Presidium Energy, LC (“Presidium”) of all our membership interest in a wholly owned subsidiary, AOK Energy, LLC (“AOK”).  We participated in a joint venture project known as the “Oak Tree Project” through AOK which held all of our Woodford shale properties.  Presidium is wholly owned and operated by John V. Miller, who served as our Vice President from November 1, 2005 until he resigned on February 29, 2008.  Total sales price was $15 million, of which we received $3 million in cash and received a note receivable in the amount of $12 million.  In connection with the sale, we also received a 3% overriding royalty interest in certain oil and gas leases located within the Oak Tree Project.

On October 1, 2008, we received a notice of early termination from BNP Paribas (“BNP”) with respect to our natural gas and interest rate swap derivatives (the “Early Termination Notice”) in accordance the 1992 International Swap Dealers Association, Inc. (“ISDA”) master agreement dated August 20, 2007 between the Company and BNP.  For the year ended December 2008, the effect of the termination of our natural gas derivatives resulted in a loss of oil and gas revenue in the approximate amount of $1.2 million.  Based on a sales price of $4.50 per mcf, we estimate lost revenues from our terminated natural gas contracts to be $10.8 million, $10.7 million, and $8.0 million for the years ending December 31, 2009, 2010, and 2011, respectively.  As a result of the natural gas derivative contracts terminations, we are presently exposed to the fluctuation of natural gas prices.

On October 29, 2008, we entered into a farmout arrangement with Atlas Energy Resources, LLC (“Atlas”) to farm out our 64.43% interest in undeveloped acreage in the Wabash project.  The Wabash project is a 121,702 gross acre New Albany shale project located in the Indiana counties of Clay, Greene, Owen, and Sullivan.  Under the terms of the farmout arrangement, Atlas must (1) drill at least 20 horizontal wells on an annual basis, (2) pay a well site fee, (3) accept responsibility for any lease obligations, including payments for lease extensions, (4) provide us with an overriding royalty interest in production, and (5) allow us to participate as a working interest owner, if requested, in a 25% working interest in any leases pooled into a drilling unit.  As of the filing of this Form 10-K, no drilling activities have commenced under the farmout arrangement and we declined an option to participate in 2 anticipated wells.

If Atlas fails to drill the minimum number of wells per year, the farmout agreement will automatically terminate for each lease not earned or subject to assignment.  If Atlas fails to comply with any other provision or requirement, Atlas will have 30 days to correct the non-compliance.  At the expiration of the 30 days if the non-compliance has not been corrected, the farmout agreement may be terminated at our option, and we would have the right to exercise all rights and remedies under the agreement.

Our Strategy

The objective of our business is to maximize shareholder value through the development of our substantial acreage base, which we expect to generate into significant increases in natural gas reserves and production growth.  To achieve this objective, we employ the following strategies:

Establish a base of lower risk development projects.  We have established an extensive leasehold position in the Antrim shale and New Albany shale. Both plays are at varying stages of their respective development life cycle. We believe the New Albany shale represents emerging plays, as development activity has only been initiated within the last several years. As we and others invest capital into these plays, we believe that increased information resulting from drilling and production data by all operators will lower the risk profile, enhance results and provide opportunities for creating natural gas reserves and production growth.

Improve financial flexibility.  As an early-stage company with extensive development potential, we believe it is very important to have the right capital structure in place to facilitate our development activities.  We continue discussions with existing lenders to restructure our debt.  We are also seeking alternative financing arrangements.  Due to the recent events within the banking industry and decline in operations, we are having difficulty restructuring our debt and securing alternative financing arrangements.  Fostering stable financing for our producing properties and providing flexibility for pursuing our growth development strategy is dependent on restructuring our debt or securing alternative financing arrangements.

Generate growth through drilling and farmout arrangement. We expect to generate long-term reserve and production growth through farmout arrangements and drilling activities. We believe the experience and expertise of our management and technical teams enables us to identify and evaluate farmout arrangements and develop natural gas projects.

Optimize our asset portfolio.   With extensive leasehold positions in two shale plays, as well as several smaller targeted projects in other locations, we believe that we have created a diverse asset portfolio which must be carefully developed to limit our risk profile. Due to challenges in the capital markets, our focus has shifted from drilling and operating natural gas and oil wells, to working in partnership with others to develop our assets.  We expect to regularly review our projects to optimize the value of this asset portfolio, the result of which will include appropriate joint ventures, farm-outs, equity partnerships, acquisitions, or divestitures.

OPERATING AREAS

Antrim shale

Our Antrim shale properties are primarily located in northern Michigan and represent the majority of our production and proved reserves.  Prior to 2008, we had focused on development drilling in the Antrim shale, creating a stable base of production and proved reserves.  At December 31, 2008, we owned working interests in 652 (318 net) Antrim wells which included 48 (45 net) non-producing wells.  In 2008, we drilled or participated in 14 gross (3 net) Antrim wells and completed 14 gross wells for a success rate of 100%.  In 2007, we drilled 56 gross (35 net) Antrim wells and completed 54 gross wells for a success rate of 96%.  We currently have 134,003 net acres leased, with approximately 39,956 acres developed in the Michigan Antrim shale play.

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

The Antrim shale is a thick shale (140 to 200 feet), with a high organic content (up to 20%).  Over 9,000 wells are currently producing in the Antrim shale and are expected to provide an average of 0.5 bcf of natural gas per well, with a productive life between 30 and 50 years.

A typical production curve for the shale suggests a peak rate of gas occurring within the first two years of production, after the shale reservoir has gone through a period of dewatering.  Once the gas is able to fully release from the shale, the production will typically decline between 2% and 10% annually.

New Albany shale

Our New Albany shale properties are primarily located in southwestern Indiana and represent the majority of our developable acreage base.  As with the Antrim shale, our New Albany shale operations are focused on the unconventional shale play.  At December 31, 2008, we owned working interests in 56 (19 net) New Albany shale wells which included 25 (11 net) non-producing wells.  In 2008, we did not drill or participate in any New Albany wells due to our financial constraints and inability to access capital.  In 2007, we drilled or participated in 27 gross (11 net) New Albany shale wells and completed 27 gross wells for a success rate of 100%.  We currently have 449,183 net acres leased, with approximately 5,148 net acres developed in the New Albany shale.

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

The New Albany shale is a thick shale (100 to over 200 feet), with high organic content (up to 25%).  Over 200 vertical wells and less than 50 horizontal wells are currently producing in the New Albany shale.  Horizontal wells are expected to provide an average of 1.2 bcf of natural gas per well with a productive life between 30 and 50 years.  A typical production curve for the shale suggests a peak rate of gas and water occurs within the first 60 days of production.  Together, the natural gas and water decline an average of 2% to 10% annually.

While the New Albany shale is our primary target, our acreage also includes a variety of producible oil and natural gas formations, including coalbed methane formations and those formations overlying Silurian-age reefs. Our New Albany shale drilling efforts will also provide useful information about these other producible formations for future evaluation strategies.  We believe this will provide further insight into our ability to predict the commerciality of the resource.

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

We use skid mounted booster compressors to maximize compression efficiencies from the well to the transportation line. We also seek to maintain low pressure in the gathering systems. Gas is usually produced at low wellhead pressure from a wellbore equipped with five and one-half inch or seven inch diameter production casing and through a polypipe flowline that has a minimum diameter of four inches.

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

Oil and natural gas reserves

The following table presents information as of December 31, 2008, with respect to our estimated proved reserves. Estimates of our future net revenues from proved reserves are discounted to present value using an annual discount rate of 10% (PV-10), using oil and natural gas prices in effect as of the dates of such estimates, held constant throughout the life of the properties. The information presented is based on a reserve report prepared by Data & Consulting Services Division of Schlumberger Technology Corporation (“Schlumberger”). According to this report, approximately 44% of our proved reserves are classified as either proved developed non-producing or proved undeveloped.

	As of December 31, 2008
Oil and Natural Gas Reserves	Oil (mbbls)	Gas (mmcf)	Total (mmcfe)	PV-10(c) (In thousands)	Standardized Measure (In thousands)
Proved developed producing	73	54,830	55,268	$42,653	42,636
Proved developed non-producing	23	16,209	16,347	14,350	14,344
Proved undeveloped	19	26,321	26,435	11,595	11,591
Total proved (a) (b)	115	97,360	98,050	$68,598	68,571

Oil and Natural Gas Reserves by Play/Trend			Total (mmcfe)	Percent of Proved Reserves	PV-10(c) (In thousands)
Michigan Antrim			71,448	73%	$48,650
New Albany			26,002	26%	18,691
Other			600	1%	1,257
Total			98,050	100%	$68,598

Change in reserve quantity information for the year ended December 31, 2008			Oil (mbbls)	Gas mmcf	Total (mmcfe)
Proved reserves as of December 31, 2007			188	165,467	166,595
Revisions of previous estimates			(74)	(67,843)	(68,287)
Purchases of minerals in place			-	-	-
Extensions and discoveries			26	2,630	2,786
Production			(25)	(2,894)	(3,044)
Sales of minerals in place			-	-	-
Proved reserves as of December 31, 2008			115	97,360	98,050

(a)
Proved reserves are those quantities of gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable from known reservoirs and under current economic conditions, operating methods, and government regulations.

(b)
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

(c)
Represents the present value, discounted at 10% per annum (PV-10), of estimated future net revenue before income tax of our estimated proved reserves. The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2008. The estimated future production is priced at December 31, 2008, without escalation, using an average of $41.30 per bbl and an average of $6.07 per mmbtu, in each case adjusted for transportation fees and regional price differentials. PV-10 is a non-GAAP financial measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP. We have included a reconciliation of PV-10 to the most directly comparable GAAP measure – standardized measure of discounted future net cash flow – in the following table:

	As of December 31,
	2008	2007	2006
Standardized measure of discounted future net cash flows	$68,570,766	$175,543,140	$130,461,821
Add: Present value of future income tax discounted at 10%	27,724	14,392,640	28,320,989
PV-10	$68,598,490	$189,935,780	$158,782,810

Management uses present value of future net revenue, which is calculated without deducting estimated future income tax expense, and the present value thereof as one measure of the value of our current proved reserves and to compare relative values among peer companies without regard to income taxes. We also understand that securities analysts use this measure in similar ways.

Acreage

The following table sets forth as of December 31, 2008, the gross and net acres of both developed and undeveloped oil and gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest. Acreage numbers do not include our options to acquire additional leaseholds which have not been exercised.

	Developed(a)		Undeveloped(b)		Total(c)
Play/Trend	Gross	Net	Gross	Net	Gross	Net
Michigan Antrim	65,973	39,956	220,417	94,047	286,390	134,003
New Albany	767,935	5,148	19,660	444,035	787,595	449,183
Other	1,410	941	89,065	67,262	90,475	68,203
Total	835,318	46,045	329,142	605,344	1,164,460	651,389

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

(c)	While we are focused on developing the shale, our acreage covers a variety of different formations in addition to the shale that have the possibility of being developed and marketed.

Production and price information

The following table summarizes sales volumes, sales prices, and production cost information for the periods indicated ($ in thousands):

	Year Ended December 31
	2008	2007	2006
Production
Oil (bbls)	25,321	27,907	22,588
Natural gas (mcf)	2,892,186	3,039,714	2,517,897
Natural gas equivalent (mcfe)	3,044,112	3,207,155	2,653,427

Oil and natural gas sales
Natural gas sales	$26,208	$20,911	$17,510
Natural gas derivatives-realized (losses) gains	(3,537)	3,874	2,683
Oil sales	2,531	1,939	1,399
Total	$25,202	$26,724	$21,592

Average sales price (excluding all gains (losses) from derivatives)
Natural gas ($ per mcf)	$9.06	$6.88	$6.95
Oil ($ per bbl)	99.96	69.49	61.96
Natural gas equivalent ($ per mcfe)	9.44	7.12	7.13

Average sales price (including all gains (losses) from derivatives)
Natural gas ($ per mcf)	$7.84	$8.15	$8.02
Oil ($ per bbl)	99.96	69.49	61.96
Natural gas equivalent ($ per mcfe)	8.28	8.33	8.14

Average production expenses ($ per mcfe)
Production taxes	$0.44	$0.35	$0.33
Post-production expenses	0.93	0.59	0.55
Leasing operating expenses	2.36	2.14	1.82
Total	$3.73	$3.08	$2.70

Productive wells

The following table sets forth as of December 31, 2008, information relating to the productive wells in which we owned a working interest. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
Play/Trend	Gross Wells	Net Wells	Gross Wells	Net Wells
Michigan Antrim	591.00	266.69	-	-
New Albany	31.00	7.25	-	-
Other	1.00	0.10	36.00	18.35
Total	623.00	274.04	36.00	18.35

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

	Gross Wells			Net Wells
Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total

Year Ended 12/31/08(e)

Exploratory(a)
Michigan Antrim	-	-	-	-	-	-
New Albany	-	-	-	-	-	-
Other	7	2	9	1.07	0.53	1.60
Total	7	2	9	1.07	0.53	1.60

Development(a)
Michigan Antrim	14	-	14	2.80	-	2.80
New Albany	-	-	-	-	-	-
Other	2	1	3	1.23	0.50	1.73
Total	16	1	17	4.03	0.50	4.53

Year Ended 12/31/07(d)

Exploratory(a)
Michigan Antrim	1	-	1	0.22	-	0.22
New Albany	15	-	15	10.57	-	10.57
Other	7	6	13	5.51	5.00	10.51
Total	23	6	29	16.30	5.00	21.30

Development(a)
Michigan Antrim	50	2	52	29.43	2.00	31.43
New Albany	12	-	12	0.60	-	0.60
Other	8	-	8	5.80	-	5.80
Total	70	2	72	35.83	2.00	37.83

Year Ended 12/31/06

Exploratory(a)
Michigan Antrim	2	-	2	2.00	-	2.00
New Albany	13	1	14	6.39	0.50	6.89
Other	1	3	4	0.38	1.25	1.63
Total	16	4	20	8.77	1.75	10.52

Development(a)
Michigan Antrim	162	9	171	91.53	4.93	96.46
New Albany	12	-	12	0.60	-	0.60
Other	6	-	6	3.95	-	3.95
Total	180	9	189	96.08	4.93	101.01

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

(b)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(c)	A dry well is an exploratory or development well that is not a producing well or a well that has either been plugged or has been converted to another use.

(d)	At December 31, 2007, we had 3 gross (1 net) wells in the process of being drilled which are included in the December 31, 2008 totals.

(e)	At December 31, 2008, we had 5 gross (1 net) wells in the process of being drilled.

Sale of production

We market natural gas and oil production on a competitive basis for our operated properties. In most cases, we connect to nearby high pressure transmission pipelines and utilize a gas marketing firm for the sale of production. Effective June 1, 2007, we entered into a firm sales contract with Integrys Energy Services, Inc. (formerly WPS) for 5,000 mmbtu per day at MichCon city-gate for the period June 1, 2007, through December 31, 2008. Since the expiration of the firm sales contract on December 31, 2008, the Company has been negotiating 4,500 mmbtu per day on a month by month basis.  We are currently in discussions about the possibility of entering into a long term contract.  Our average daily production for operated Antrim was 5,259 mmbtu per day for 2008. Integrys Energy Services, Inc. is our primary marketing partner for the majority of our Michigan operated properties. In addition, we have established other base contracts primarily for future natural gas sales in Indiana and Michigan. We set the firm delivery volume obligation under these contracts on either a monthly or a daily basis with the amount of the obligation varying from month to month or day to day. As new wells come online and production volume increases, new production will be sold under the base contracts on a spot market pricing structure.

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

On October 1, 2008, we received a notice of early termination from BNP with respect to our then existing natural gas and interest rate swap derivatives (the “Early Termination Notice”) in accordance the 1992 International Swap Dealers Association, Inc. (“ISDA”) master agreement dated August 20, 2007 between the Company and BNP.  The Early Termination notice amounted to approximately $1.6 million for the interest rate swap derivative and $0.6 million for the natural gas derivatives.  The total settlement amount due in the approximate amount of $2.2 million has been classified as a liability included with the senior secured credit facility.  For the year ended December 31, 2008, the effect of the termination of our natural gas derivatives resulted in a loss of oil and gas revenue in the approximate amount of $1.2 million.  If natural gas continues selling at current prices, our oil and gas revenue will be impacted negatively due to the inability to benefit from gains resulting from hedged production.  Based on a sales price of $4.50 per mcf, we estimate lost revenues from our terminated natural gas contracts to be $10.8 million, $10.7 million, and $8.0 million for the years ending December 31, 2009, 2010, and 2011, respectively.  As a result of the natural gas derivative contracts and interest rate contract terminations, we are presently exposed to the fluctuation of natural gas prices and fluctuation of interest rates.

Other properties

On October 4, 2005, we purchased office space in the Copper Ridge Professional Center Five, located in Traverse City, Michigan. Our unit contains approximately 14,645 square feet on the second floor of a three story building, plus common areas and 15 covered parking spaces. We moved our corporate offices into this space on December 5, 2005.

Employees

As of December 31, 2008, we had 61 full-time employees and 2 part-time employees.  Of our 61 full-time employees 29 are employed by Bach Services & Manufacturing Co. LLC, a subsidiary engaged in oil and gas field services. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

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

Regulatory considerations

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission (“FERC”), the Minerals Management Service (“MMS”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. The natural gas industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, except for the water quality issue described below, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

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

A permit from the EPA and the Michigan Department of Environmental Quality (‘DEQ”) or a state regulatory agency (Indiana) must be obtained before we may drill a salt water disposal well. The amount of time required to obtain such a permit varies from state to state, but can take as much as six or more months in Michigan. Since many gas wells can only be produced if a salt water disposal well is available, the salt water disposal well permit requirement may delay the commencement of production.

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

We believe that we are in substantial compliance with all currently applicable environmental laws and regulations. We are currently in discussions with the DEQ regarding water quality issues from certain wells in Arrowhead, Blue Chip, and Gaylord Fishing Club projects.  In 2007, the DEQ instituted a water sampling and monitoring requirement for wells north of a line of demarcation that includes most of our Antrim projects.  The drilling permits for new wells in this area now require produced water monitoring and reporting of gas and water volume and water quality.  If the water produced by a well has levels of chloride or total dissolved solids concentration below specified levels, we may be required to shut-in the well.  If such wells cannot be remediated so that fresh water is no longer produced, we may be required to plug such wells.

In September 2007, the DEQ collected and analyzed water samples from certain wells in the Arrowhead, Blue Chip, and Gaylord Fishing Club projects.  On January 31, 2008, we met with the DEQ to review the analyses.  Since the water composition in most of the wells fell within the range deemed by the DEQ to be fresh water, the DEQ requested that we plug six wells, plug or remediate an additional 15 wells, and collect water samples from the remaining wells that had not been previously sampled.  We agreed to plug five of the six wells requested and collected a new round of water samples from each requested well for additional analysis.

In September 2008, we received a notice of violation from the DEQ requesting a proposal from management to plug 25 wells in the Arrowhead and Blue Chip projects.  Five of the wells listed on this notice had been agreed to during the January 31, 2008 meeting and were plugged during 2008.  In December 2008, we met again with the DEQ to discuss the remaining wells.  We agreed to shut-in three additional wells, bringing total shut-in wells to 13, and continue to provide water samples for the remaining wells for further analysis.  We are expecting to meet again with the DEQ in March 2009 to discuss the results.  There is no assurance that we will not be required to plug the remaining wells in the Arrowhead project.  If we are required to plug the remaining wells, operations are not expected to be materially impacted as most of these wells are uneconomic.  We anticipate plugging costs of approximately $12,000 per well if we are required to plug the remaining wells.

To date, compliance with environmental laws and regulations has not required the expenditure of any material amount of money. Since environmental laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge, other than the potential water quality issue described above, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency, or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

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

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are currently in default with our lenders.

We are currently in default under our senior secured credit facility and second lien term loan.  We are currently operating under a forbearance agreement with the senior secured credit facility which expires on April 30, 2009.  We received notice of default under the second lien term loan in October 2008.  Under the terms of the second lien term loan no enforcement action can be taken against us for at least 180 days beginning November 24, 2008.  While we have previously entered into a series of forbearance agreements and voluntary standstill periods there can be no assurance once the current forbearance period ends under the senior secured credit facility and the 180 days expires under the second lien term loan that the lenders will not enforce their rights and remedies under the agreements and demand partial or full payment.

We are currently in discussions with our current lenders to restructure our debt obligations and continue to seek alternative financing arrangements.  There can be no assurance we will be successful in restructuring our debt or finding alternative financing arrangements.  If we are unsuccessful restructuring our current debt obligations or securing alternative financing arrangements, our liquidity would be affected in a material manner and we may elect to file for bankruptcy protection.

Our independent registered public accounting firm’s report on our 2008 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of our recurring losses from operations, loss of production, significant deficiencies in working capital, increases in interest rates, termination of our natural gas and interest rate derivatives, and limited capital resources, our independent registered public accounting firm’s report on our consolidated financial statements as of December 31, 2008 and the years ended December 31, 2008 and 2007 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We have a history of losses.

We reported a net loss for the years ended December 31, 2008, 2007 and 2006.  There can be no assurance that we will be able to achieve and maintain profitability.

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

Prices for natural gas fluctuate widely. For example, from January 1, 2006, through December 31, 2008, natural gas prices quoted for the near month NYMEX contract have ranged from a low of $4.67 per mmbtu to a high of $13.61 per mmbtu. The prices for natural gas are subject to a variety of factors beyond our control, including:

•	the level of consumer product demand;
•	weather conditions and fluctuating and seasonal demand;
•	domestic and foreign governmental relations, regulations, and taxation;
•	the price and availability of alternative fuels;
•	political conditions in oil and natural gas producing regions;
•	the domestic and foreign supply of oil and natural gas including U.S. inventories of natural gas and oil reserves;
•	speculative trading and other market uncertainty;
•	technological advances affecting energy consumption;
•	impact of energy conservation efforts;
•	the cost, proximity and capacity of natural gas pipelines and other transportation facilities; and
•	overall domestic and global economic conditions.

Failure to hedge our production may result in losses.

On October 1, 2008, we received a notice of early termination for all our natural gas derivatives due to our default on the senior secured credit facility and second lien term loan.  Currently, we do not have the ability to hedge our production due to our bank defaults and the lack of borrowing base capacity to meet margin calls.  By failing to hedge our production, we are more adversely affected by declines in natural gas prices than our competitors who are currently engaged in hedging arrangements.  For example, for the year ended December 31, 2008, the effect of the termination of our natural gas derivatives resulted in a loss of oil and gas revenue in the approximate amount of $1.2 million.  If natural gas continues selling at current prices, our oil and gas revenue will be impacted negatively due to the inability to benefit from gains resulting from hedged production.  Based on a sales price of $4.50 per mcf, we estimate lost revenues from our terminated natural gas contracts to be $10.8 million, $10.7 million, and $8.0 million for the years ending December 31, 2009, 2010, and 2011, respectively.

Failure to develop reserves could adversely affect our production and cash flows.

Our success depends upon our ability to find, develop or acquire natural gas reserves that are economically recoverable. We will need to conduct successful exploration or development activities, joint venture relationships, and/or acquire properties containing proved reserves.  The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to expand our natural gas reserves from cash flows, and external sources of capital may be limited or unavailable. Our drilling and joint venture activities may not result in significant reserves, and we may not have continuing success drilling productive wells. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations in which proved reserves have not been discovered. Additionally, while our revenues may increase if prevailing gas prices increase significantly, our finding costs for reserves also could increase, and we may not be able to finance additional exploration or development activities.  Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. Our ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on our generating sufficient cash flow from operations and other sources of capital, including our joint venture partnerships, all of which are subject to the risks discussed elsewhere in this section.

Some of our undeveloped leasehold acreage is subject to leases that may expire in the near future.

Leases covering approximately 148,429 of our 651,389 net acres, or 23%, are scheduled to expire on or before December 31, 2009.  An additional 72% of our net acres are scheduled to expire in the years 2010 and 2011.  If we are unable or choose not to renew these leases or any leases scheduled for expiration beyond December 31, 2009 we will lose the right to develop the acreage that is covered by an expired lease which would impair our ability to expand our reserves and production.

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

As of December 31, 2008, we had over 3,700 net potential drilling locations to be included in our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy.  Our ability to find joint venture or farmout partners to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, seasonal conditions, regulatory approvals, natural gas prices, costs and drilling results.  Because of these uncertainties, we do not know whether we will be able to find suitable joint venture or farmout partners, whether our numerous potential drilling locations will ever be drilled, or whether natural gas will ever be produced from these or any other potential drilling locations, which could materially affect our business.

We do not operate a substantial amount of our properties.

We conduct much of our oil and natural gas exploration, development and production activities in joint ventures with others. In some cases, we act as operator and retain significant management control. In other cases, we have reserved only an overriding royalty interest and have surrendered all management rights. In still other cases, we have reserved the right to participate in management decisions, but do not have ultimate decision-making authority. As of December 31, 2008, we operated 31% of our gross wells and 63% of our net wells. We anticipate that in the future the percentage of gross wells that we operate may decline.  As a result of these varying levels of management control, for those properties that we do not operate, we have no control over:

•	the number and location of wells to be drilled;
•	the timing of drilling and re-completing of wells;
•	the field company hired to drill and maintain the wells;
•	the timing and amounts of production;
•	the approval of other participants in drilling wells;
•	development and operating costs;
•	capital calls on working interest owners; and
•	pipeline nominations.

These and other aspects of the operation of our properties and the success of our drilling and development activities will in many cases be dependent on the expertise and financial resources of our joint venture partners and third-party operators.

We may be unable to make acquisitions of producing properties or prospects or successfully integrate them into our operations.

Acquisitions of producing properties and undeveloped oil and natural gas leases have been an essential part of our long-term growth strategy. As of December 31, 2008, we had acquired approximately 1,164,460 (651,389 net) acres with 98,050 mmcfe in net proved reserves. We may not be able to identify suitable acquisitions in the future or to finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, many of whom have substantially greater managerial and financial resources than we have. The successful acquisition of producing properties and undeveloped natural gas leases requires an assessment of the properties’ potential natural gas reserves, future natural gas prices, development costs, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact and their accuracy inherently uncertain. Such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than existing properties. Our acquisitions may not be integrated successfully into our operations and may not achieve desired profitability objectives.

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

Of our proved natural gas reserves as of December 31, 2008, approximately 56% are classified as proved developed producing, 17% are classified as proved developed non-producing, and 27% are classified as proved undeveloped.

You should be aware that our ability to convert proved reserves into revenues is subject to certain limitations, including the following:

•	Reserves characterized as proved developed producing reserves may be producing predominantly water and generate little or no production revenue;

•
Production revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, after we have installed supporting infrastructure or taken other necessary steps. It will be necessary to incur additional capital expenditures to install this required infrastructure, and we are currently unable to access significant capital for these expenditures;

•
Production revenues from estimated proved undeveloped reserves will not be realized until after such time, if ever, as we make significant capital expenditures with respect to the development of such reserves, including expenditures to fund the cost of drilling wells, dewatering the wells, and building the supporting infrastructure, and we are currently unable to access significant capital for these expenditures; and

•
The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of the costs associated with developing these reserves in accordance with industry standards, no assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities, or that development activities will be either successful or in accordance with our schedule. We cannot control the performance of our joint venture partners on whom we depend for development of a substantial number of properties in which we have an economic interest and which are included in our reserves. Further, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled. No assurance can be given that any wells will yield commercially viable quantities.

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

•	Because we have limited historical production and operating cost data to draw upon, the estimated production volume and operating costs used to calculate our reserve values may be inaccurate;

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

•
The 10% discount factor, which is required by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks that will be associated with our operations or the oil and natural gas industry in general;

•	We may be unable to expend the capital resources required to achieve and maintain production within the time frame assumed in the calculation of revenues; and

•	Unanticipated regulatory problems not contemplated in the calculation of reserves may defer or impair production.

Drilling for and producing natural gas are high-risk activities with many uncertainties.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for natural gas can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	the high cost, shortages or delivery delays of equipment and services;

•	unexpected operational events and drilling conditions;

•	adverse weather conditions, including flooding;

•	facility or equipment malfunctions;

•	title problems;

•	pipeline ruptures or spills;

•	compliance with environmental and other governmental requirements;

•	unusual or unexpected geological formations;

•	formations with abnormal pressures;

•	injury or loss of life;

•	environmental accidents such as gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment or , including groundwater contamination;

•	fires, blowouts, craterings and explosions; and

•	uncontrollable flows of natural gas or well fluids.

Any one or more of the factors discussed above could reduce or delay our receipt of production revenues, thereby reducing our earnings.  In addition, any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

Although we will maintain insurance against various losses and liabilities arising from our operations, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could reduce our results of operations.

Drilling and production delays may occur.

In order to generate revenues from the sale of oil and natural gas production from new wells, we must complete significant development activity. Delay in receiving governmental permits, adverse weather, natural disasters such as fire and flooding, a shortage of labor or parts, and/or dewatering time frames may cause delays, as discussed below. These delays will result in delays in achieving and maintaining revenues from these new wells.

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

For each new well, before drilling can commence, we will have to obtain a drilling permit from the state in which the well is located. We will also have to obtain a permit for each salt water disposal well. It is possible that for reasons outside of our control, the issuance of the required permits will be delayed, thereby delaying the time at which production is achieved. We have previously experienced a delay in receiving permits from the State of Michigan, Department of Environmental Quality ("DEQ"), for drilling horizontal wells, while the DEQ further reviews this drilling methodology. As a result of these delays, we have had to defer the drilling of certain wells in the Antrim shale until the review by the DEQ was completed and permits were issued. The DEQ has also forced us to discontinue operations in certain areas, and has required us to plug certain wells as a result of the outcome of water quality tests.  We have no control over this type of regulatory delay or loss of producing wells.

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

We do not own any drilling equipment.

Since we do not own any drilling equipment, we are affected by competition for drilling rigs and the availability of related equipment. In the past, on occasion the oil and natural gas industry has experienced shortages of drilling rigs, equipment, and personnel which has delayed development drilling and other exploration activities and has caused significant price increases. We are unable to predict when or if such shortages may again occur or how they would affect our development and exploration program.

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

Our electricity sources may be unreliable, resulting in interference with production.

We have experienced a problem with periodic electricity outages, particularly in the area of our Antrim wells.  Because our pumps are powered by electricity, such outages can reduce our production until each of the affected pumps is restarted.

Equipment failures may reduce our production.

We have experienced significant production down time due to failed equipment in our wells and production facilities.  There is no assurance that our well enhancement program will remediate this problem, or that we will be able to retain the services of experts who can improve the maintenance and repair of our wells sufficiently to reduce down time.

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

The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. Personal injuries, damage to property and equipment, reservoir damage, or loss of reserves may occur if such a catastrophe occurs, any one of which could cause us to experience substantial losses. In addition, we may be liable for environmental damage caused by previous owners of properties purchased or leased by us. To illustrate this risk, in late December 2006, a well in which we had a 13.33% cost interest (10% working interest) experienced a blow-out. Our associated liability was $762,000, only $266,666 of which was covered by insurance.

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

Under full cost accounting rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded.  As of December 31, 2008, we recorded a ceiling write-down of $78.5 million.  The write-down of oil and gas properties is not reversible at a later date.  Additional write-downs in future years may be required if the ceiling is exceeded again.

We face risks rising from potential material weaknesses in our internal control environment.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal audit controls can prevent all possible error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurances that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that we have detected all control issues and instances of fraud, if any.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future condition;, over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

At December 31, 2008, a material weakness was identified in our reserve reporting process as further described in management’s report on internal control over financial reporting included in Item 8 of this report.  While management believes we will be able to successfully remediate this material weakness, our remedial actions may prove to be ineffective or inadequate and expose us to further risk of misstatements in our financial statements.  In such circumstances, investors and other users of our financial statements may lose confidence in the reliability of our financial information and we could fail to comply with certain representations, warranties and covenants in our debt and other financing-related agreements or be obligated to incur additional costs to improve our internal controls.

Because we handle natural gas and oil, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

The operations of our wells and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example:

•	the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•	the federal Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	Resource Conservation and Recovery Act (“RCRA”) and comparable state laws that impose requirements for the handling and disposal of waste, including produced waters, from our facilities; and

•
Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances we handle. For example, an accidental release from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover remediation costs under our insurance policies.

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

The development, production, handling, storage, transportation and disposal of natural gas and crude oil, by-products and other substances and materials produced or used in connection with oil and natural gas operations are subject to laws and regulations primarily relating to protection of human health and the environment. The discharge of natural gas, crude oil or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may result in the assessment of civil or criminal penalties or require us to incur substantial costs of remediation.  As described above, we have recently been required to plug wells as a result of water quality issues.

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

For the 36-month period ended December 31, 2008, our stock traded as high as $4.59 per share and as low as $0.07 per share. The market price of our common stock may fluctuate significantly in response to a number of factors some of which are within our control such as non compliance with debt covenants and other lender requirements and lack of access to credit markets.  Other factors are beyond our control, including:

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

We may, in the future, issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. Our authorized capital stock consists of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock with such designations, preferences and rights as may be determined by our Board of Directors. On December 31, 2008, we had 103,282,788 shares of common stock outstanding and no shares of preferred stock outstanding.

At December 31, 2008, we had warrants and options outstanding that were exercisable for 4,533,944 shares of our common stock. We have an additional 2,257,500 shares available for award as either option or stock grants under our existing incentive plans. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock, preferred stock, or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, private placements of our securities for capital raising purposes, debt refinancing, or for other business purposes. In the future, we may engage in public offerings of our stock.  Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public markets.

The issuance of a large number of shares of our common stock in connection with future acquisitions, equity financing, debt restructuring or otherwise, could cause the market price of our common stock to decline significantly. As of December 31, 2008, we had approximately 103.3 million shares of common stock issued and outstanding, including approximately 5.0 million shares of our common stock held or controlled by our executive officers and directors. Of those 5.0 million shares, 0.5 million are eligible for resale on two S-8 registration statements and the balance are eligible for sale under Rule 144 ("Rule 144") under the Securities Act of 1933, as amended (the "Securities Act"). We have two currently effective S-8 registration statements that, combined, include 469,996 shares owned or controlled by our executive officers and directors that are registered for resale.

We could be delisted, resulting in a less robust trading market for our shares.

Because of our recent financial difficulties and low trading price, we are at risk of being delisted by the NYSE Alternext US LLC (formerly known as the American Stock Exchange).  If this occurs, our shares may be traded over the counter, which is likely to result in lower visibility for our stock and lower trading volumes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is included in Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Note 12 beginning on page 91 of the Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders for the quarter ended December 31, 2008.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades under the symbol AOG on the NYSE Alternext US LLC (formerly known as the American Stock Exchange) ("AMEX").  The following chart shows the range of high and low sales prices for our common stock for each fiscal quarter in the two most recent fiscal years.

Quarter Ended	High Sales Price	Low Sales Price
March 31, 2007	$3.30	$2.06
June 30, 2007	$2.77	$1.30
September 30, 2007	$2.35	$1.37
December 31, 2007	$1.75	$1.16
March 31, 2008	$1.57	$0.53
June 30, 2008	$0.92	$0.39
September 30, 2008	$0.51	$0.12
December 31, 2008	$0.20	$0.07

On March 3, 2009, the last reported sale price of our common stock on AMEX was $0.07 and there were 103,282,788 shares of our common stock outstanding and approximately 498 holders of record.

DIVIDEND POLICY

There have been no cash dividends declared on our common stock since we were formed. We do not intend to pay cash dividends on our common stock for the foreseeable future. Our current credit facilities prohibit us from declaring dividends.

STOCK PERFORMANCE GRAPH

The graph below compares the monthly performance of our common stock to the Russell 2000 Index and the AMEX Natural Gas Index for the period beginning on the close of trading on the AMEX on December 29, 2006, and ending on the close of trading on the AMEX on December 31, 2008.  The graph assumes a $100 investment in our common stock and each of the indices and reinvestment of dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

During October 2005, the Company (formerly Cadence) acquired Aurora through the wholly-owned subsidiary with and into Aurora.  As a result of the merger, Aurora became a wholly-owned subsidiary.

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

In March 2006, our Board of Directors adopted, and in May 2006 our shareholders approved, the 2006 Stock Incentive Plan. This Plan provides for the award of options or restricted shares for compensatory purposes for up to 8,000,000 shares. As of December 31, 2008, we had awarded restricted stock and options to purchase restricted stock in a total amount of 5,742,500 shares, leaving 2,257,500 shares available for future awards.

We have awarded compensatory options and warrants to individuals that are considered outside the awards issued under our 2004 Equity Incentive Plan. Aurora has also issued compensatory options and warrants to individuals that are considered outside the awards issued under its 1997 Stock Option Plan and Equity Compensation Plan for Non-Employee Directors.

The following chart sets forth certain information as of December 31, 2008 regarding the shares of our common stock (i) issuable upon exercise of options or warrants granted as compensation for services; and (ii) available for grant under existing plans (No of Securities in thousands).

Plan Category	No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in the First Column of this Table)

Equity compensation plans approved by security holders	4,178		$2.11	2,258

Equity compensation plans and awards not approved by security holders	56	(a)	$1.25	-0-

Total/combined	4,234		$2.10	2,258

(a)
Warrants to purchase 56,000 shares (these are Aurora conversion shares originally issued to purchase 28,000 shares of Aurora common stock) were issued to Nathan A. Low's designees in compensation for investment banking services rendered.

UNREGISTERED EQUITY SALES/PURCHASES

None.

ITEM 6.     SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our December 31, 2008, 2007, 2006, 2005, and 2004 year end selected financial data as of and for each of the periods indicated. The data as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 is derived from our audited consolidated financial statements for the periods indicated. You should review this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and audited consolidated financial statements and related notes included elsewhere in this report.  The following information is not necessarily indicative of our future financial results.

	2008	2007	2006	2005(a)	2004(a)
Statement of Operations Data

Reve nues:
Oil and natural gas sales	$25,201,777	$26,723,818	$21,591,811	$6,743,444	$960,011
Pipeline transportation and marketing	710,250	578,020	489,473	-	-
Field service and sales	3,051,419	390,401	125,611	-	-
Interest and other	877,488	549,149	220,592	666,850	1,240,513
Total revenues	29,840,934	28,241,388	22,427,487	7,410,294	2,200,524

Expenses:
Production taxes	1,338,397	1,123,070	877,319	506,635	72,001
Production and lease operating expense	9,995,981	8,424,096	5,966,341	1,587,205	542,337
Pipeline and processing operating expense	593,059	482,647	265,795	-	-
Field services expense	2,439,939	321,753	90,913	-	-
General and administrative expense	9,075,903	8,029,122	7,531,718	3,435,507	2,057,333
Oil and natural gas depletion and amortization	5,380,106	3,769,104	2,681,290	767,511	203,249
Other assets depreciation and amortization	1,193,993	2,396,026	2,083,191	308,647	-
Interest expense	9,201,343	4,582,021	4,573,785	1,307,370	392,402
Ceiling-write down of oil and gas properties	78,457,801	-	-	-	-
Goodwill impairment	19,373,264	-	-	-	-
Loss on debt extinguishment	-	3,448,520	-	-	-
Taxes, other	77,671	19,021	250,884	29,651	75,000
Total expenses	137,127,457	32,595,380	24,321,236	7,942,526	3,342,322
Loss before minority interest	(107,286,523)	(4,353,992)	(1,893,749)	(532,232)	(1,141,798)
Minority interest in income of subsidiaries	(78,139)	(67,841)	(50,898)	15,960	38,087
Net loss	(107,364,662)	(4,421,833)	(1,944,647)	(516,272)	(1,103,711)
Less dividends on preferred stock	-	-	-	-	(30,268)
Loss attributable to common shareholders	$(107,364,662)	$(4,421,833)	$(1,944,647)	$(516,272)	$(1,133,979)

Net loss per common share – basic and diluted	$(1.04)	$(0.04)	$(0.02)	$(0.01)	$(0.05)

Weighted average common shares outstanding – basic and diluted	103,062,697	101,633,162	82,288,243	40,622,000	23,636,000

Cash Flow Data
Cash provided by operating activities	$4,098,818	$10,079,049	$5,467,910	$(2,404,739)	$218,441
Cash used by investing activities	(10,701,427)	(61,100,489)	(89,606,098)	(39,869,326)	(8,716,784)
Cash provided by financing activities	14,182,069	51,711,722	73,892,946	49,075,121	12,632,173

(a)
We acquired Aurora Energy, Ltd. (“Aurora”) on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora.  The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes.  As a result of the reverse merger, the historical financial statements presented for periods prior to the acquisition date are the financial statements of Aurora.  The operations of the former Cadence Resources Corporation (now known as Aurora Oil & Gas Corporation) businesses have been included in the financial statements from the date of acquisition.

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Cash and cash equivalents	$10,005,138	$2,425,678	$1,735,396	$11,980,638	$5,179,582
Other current assets	5,411,250	8,901,774	11,306,797	7,274,869	2,636,114
Oil and natural gas properties, net (using full cost accounting)	116,426,381	205,260,103	161,471,277	68,960,754	14,967,457
Other property and equipment, net	14,451,523	14,923,840	10,465,897	3,610,138	-
Other assets	13,906,789	23,160,273	27,407,825	24,995,746	662,676
Total assets	$160,201,081	$254,671,668	$212,387,192	$116,822,145	$23,445,829

Current liabilities	$127,312,547	$8,580,990	$18,040,082	$17,279,518	$6,085,330
Long-term debt, net of current maturities	5,265,459	113,835,028	54,538,138	42,794,862	11,090,369
Minority interest in net assets of subsidiaries	467,937	112,661	77,873	61,913	23,826
Shareholders’ equity	27,155,138	132,142,989	139,731,099	56,685,852	6,246,304
Total liabilities and shareholders’ equity	$160,201,081	$254,671,668	$212,387,192	$116,822,145	$23,445,829

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

In 1969, we commenced operations to explore and mine natural resources under the name Royal Resources, Inc. In July 2001, we reorganized our business to pursue oil and gas exploration and development opportunities and changed our name to Cadence Resources Corporation (“Cadence”). We acquired Aurora Energy, Ltd. ("Aurora") on October 31, 2005 through the merger of our wholly-owned subsidiary with and into Aurora. The acquisition of Aurora was accounted for as a reverse merger, with Aurora being the acquiring party for accounting purposes. The Aurora executive management team also assumed management control at the time the merger closed, and we moved our corporate offices to Traverse City, Michigan. Effective May 11, 2006, Cadence amended its articles of incorporation to change the parent name to Aurora Oil & Gas Corporation (“AOG”).

Operational Highlights

As of December 31, 2008, our leasehold acres were 1,164,460 (651,389 net) which represent a 9% decrease over our December 31, 2007 net acres. This decrease primarily resulted from the sale of our Oak Tree Project acreage of 37,325 (33,219 net) acres in September 2008 which accounted for all our acreage within the Woodford shale play located in Oklahoma.  Our remaining leasehold acres are included in the following plays: 286,390 (134,003 net) leasehold acres in the Antrim shale play, 787,595 (449,183 net) acres in the New Albany shale play, and 90,475 (68,203 net) acres in the Other play areas.

With regard to our drilling activities, we drilled or participated in 26 (6 net) wells for the year ended December 31, 2008, with an 88% success rate.  As of December 31, 2008, we had 628 (281 net) producing wells, 31 (11 net) wells awaiting hook-up, 20 (7 net) wells undergoing resource assessment and 54 (37 net) wells temporarily abandoned.

We began 2008 with estimated proved reserves of 166.6 bcfe and at December 31, 2008 had 98.0 bcfe, a decrease of 68.6 bcfe, or 41%. The New Albany shale provided a modest increase in proved reserves during the year, adding a net 1.0 bcfe, which is a 4% increase over the 25 bcfe reported on December 31, 2007.  The Antrim shale proved reserves were reduced by a net 69.3 bcfe due to the following recent developments:

•	Reserves were reduced by 3.0 bcfe due to production during the year.
•
A reduction in natural gas prices (from an average of $7.18 per mcf on December 31, 2007, to an average of $6.07 per mcf on December 31, 2008) has caused a reduction in the volume of natural gas that can be economically produced.  We attribute approximately 7.9 bcfe of the reduction in Antrim shale proved reserves to be attributable to lower natural gas prices.

•
As a result of changes in regulatory criteria, the Michigan Department of Environmental Quality (“DEQ”) forced us to plug 5 wells and shut in 13 wells during 2008 due to water quality issues, resulting in a setback in our efforts to dewater the Antrim shale in the Arrowhead project.  Furthermore, the DEQ blocked our efforts to drill additional wells needed for dewatering.  With no means to effectively dewater the project area, performance of the existing wells resulted in net reserve reduction of 7.1 bcfe on the three producing units in the project.

•
Due to the DEQ issues cited above, the absence of available capital needed to install infrastructure for existing wells and drill additional wells, and lack of performance of wells in the Arrowhead project, the proved reserves associated with the Blue Lakes Unit, Tomahawk 26 Unit, Tomahawk 27 Unit and Tomahawk 35 Unit were eliminated, resulting in a reduction of 12.8 bcfe.

•
Our Antrim shale proved reserves have historically been determined by our third party reserve engineers using type curves derived from a combination of reservoir simulation and production performance from nearby more mature Antrim shale units operated by others.  At the end of 2007, the type curves were modified to conform to our historical production history to date, but we had an insufficient amount of production on our working interest units to significantly alter the type curves.  Now that we have sufficient data to develop decline curves for our wells, our engineers have based their projections of future production volumes on actual historical data from our own wells instead of representative data from other wells in the Antrim play.  Not only did this affect the proved developed producing reserves, but the type curves for proved undeveloped reserves were modified accordingly.  This resulted in type curves projecting lower reserves, and certain future drilling locations with proved undeveloped reserves were eliminated due to unacceptable economics. We estimate that approximately 41.3 bcfe of the reduction in Antrim shale proved reserves is attributable to this change.

•	We added 2.8 bcfe in extensions to proved reserves due to drilling activities in various areas.

Oil and natural gas production for 2008 was 3,044,112 mcfe, or a 5% decrease over the 3,207,155 mcfe produced in 2007.  During 2008, production continued to be hampered by wells undergoing resource assessment and dewatering in the Antrim along with damages caused by a fire in our South Knox project.  During 2008, we implemented a well enhancement program on our operated Antrim shale properties to address our decline in production.  We completed well enhancement activities on 74 wells and experienced an approximate one to two days stoppage in production per well to complete the well enhancement activities.  We also shut down the downhole pumps on various wells that were producing large volumes of water with insignificant volumes of gas.  Since we discontinued the pumping operations on these wells, we have observed a detrimental impact on the gas production levels in the remaining producing wells.  We believe that maximizing water production from all operated Antrim shale wells, regardless of their individual economic impact, is necessary to maximize gas production from the projects as a whole.  Therefore, we have initiated a renewed well enhancement program in February 2009 that emphasizes measures that will increase water production.  The program will be implemented in three phases throughout 2009 with the first phase incorporating the Hudson 19, Hudson 34, Hudson SW and Hudson West Units.  As part of this process, we are planning to install water meters at each well location to track water production.  Additional time will be required before measurable progress in production can be recognized.  Our average daily production for 2008 was 8,317 mcfe per day compared to 8,787 mcfe per day in 2007.  Daily production for operated properties was 5,259 mcfe and 6,397 mcfe for 2008 and 2007, respectively.  Daily production for non-operated properties was 3,058 and 2,390 mcfe for 2008 and 2007, respectively.

Effective September 15, 2008, we closed on the sale to Presidium Energy, LC (“Presidium”) of all our membership interest in a wholly owned subsidiary, AOK Energy, LLC (“AOK”).  We participated in a joint venture project known as the “Oak Tree Project” through AOK.  Presidium is wholly owned and operated by John V. Miller, who served as our Vice President from November 1, 2005 until he resigned on February 29, 2008.  Total sales price was $15 million, of which we received $3 million in cash and entered into a note receivable in the amount of $12 million.  Under the terms of the note receivable, Presidium is required to make monthly interest only payments calculated at 9.0%.  The entire outstanding principal balance along with all accrued interest is due September 10, 2010.  In connection with the sale, we also received a 3% overriding royalty interest in certain oil and gas leases located in various counties in Oklahoma.

On October 29, 2008, we entered into a farmout arrangement with Atlas Energy Resource, LLC (“Atlas”) to farm out our 64.43% interest in undeveloped acreage in the Wabash project.  The Wabash project is a 121,702 gross acre New Albany shale project located in the Indiana counties of Clay, Greene, Owen, and Sullivan.  Under the terms of the farmout arrangement Atlas must (1) drill at least 20 horizontal wells on an annual basis, (2) pay a well site fee, (3) accept responsibility for any lease obligations, including payments for lease extensions, (4) provide us with an overriding royalty interest on production, and (5) allow us to participate as a working interest owner, if requested, in a 25% working interest in any leases pooled into a drilling unit.  As of the filing of this Form 10-K, no drilling activities have commenced under the farmout arrangement.

Other Developments

On October 3, 2008, we received a notice of default from BNP with respect to the senior secured credit facility (the “Notice of Default).  The Notice of Default states that an event of default occurred under (1) Section 10.01(a) of the senior secured credit facility due to our failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million, (2) Section 10.01(g) of the senior secured credit facility due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (3) Section 10.01(f) of the senior secured credit facility due to our failure to pay the settlement amount of approximately $2.2 million ($0.6 million for natural gas derivatives and $1.6 million for interest rate derivative) by the due date of October 2, 2008, in connection with the Early Termination Notice, and (4) Sections 8.14, 8.18, and 9.01 of the senior secured credit facility and second lien term loan (cross default) due to our failure to comply with certain financial and non-financial covenants.

The Notice of Default informed us, as of October 1, 2008, that the interest rate under the senior secured credit facility shall bear interest at the default rate of prime plus 3.0%, thereby increasing our current interest rate under the senior secured credit facility by 2% to approximately 8.0% (which has since declined to the current rate of  6.25% at March 4, 2009).

On October 6, 2008, we received a notice of default from Laminar with respect to the second lien term loan (“the “Term Loan Notice of Default”).  The Term Loan Notice of Default states that an event of default occurred under (1) Section 10.01(g) of the second lien term loan due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (2) Section 10.01(f) of the second lien term loan due to our failure to pay the settlement amount of approximately $2.2 million ($0.6 million for natural gas derivatives and $1.6 million for interest rate derivative) by the due date of October 2, 2008, in connection with the Early Termination Notice, (3) Sections 8.14, 8.18, and 9.01 of the second lien term loan and the senior secured  credit facility (cross default) due to our failure to comply with certain financial and non-financial covenants, and (4) Section 10.01(f) and (g) of the second lien term loan due to our failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million under Section 10.01(a) of the senior secured credit facility (cross default).  Laminar and the syndication under the second lien term loan cannot take any enforcement or similar actions against us or our property for at least 180 days beginning November 24, 2008 pursuant to the terms of the Intercreditor Agreement, dated August 20, 2007, between the second lien term loan syndication and the senior secured credit facility syndication.

The Term Loan Notice of Default also informed us, as of October 1, 2008, that the interest rate under the second lien term loan will bear interest at the default rate thereby increasing our current interest rate under the Term Loan by 2% to approximately 15.5%.

Consequently, all of the above debt is classified as current liabilities as of December 31, 2008.

On February 12, 2009, we entered into a forbearance agreement to the senior secured credit facility (the “Second Forbearance Agreement”) with BNP Paribas (“BNP” or the “Administrative Agent”) and the syndication.  In accordance with the Second Forbearance Agreement, during the period from December 31, 2008 until April 30, 2009 (the “Second Forbearance Period”), BNP will forbear and refrain from (i) accelerating any loans outstanding and (ii) taking any other enforcement action under the senior secured credit facility at law or otherwise as a result of designated defaults or potential defaults, provided we comply with the forbearance covenants (collectively, the “Second Forbearance Covenants”).

A summary of the Second Forbearance Covenants is as follows: (i) we shall retain and employ a financial advisor, (ii) we shall deliver to the Administrative Agent an initial detailed budget on or before February 20, 2009, and provide subsequent monthly updates, (iii) we shall deliver to the Administrative Agent prior week aggregated cash balances on or before the last business day of the current week, (iv) no later than February 23, 2009, we will execute (or cause to be executed) additional mortgages and no later than February 18, 2009, we will execute  (or cause to be executed) other security instruments such that, after giving effect to such additional mortgages and other security instruments, the syndication will have liens on 100% of our oil and gas properties, promissory notes, all significant overriding royalties, and all significant farmout agreements prior to such date, (v) we must obtain prior written approval of the Administrative Agent to farmout any assets or sell any assets for more than $200,000; (vi) we shall provide the Administrative Agent notice of any unwritten or written expressions of interest with respect to the purchase of assets of the Company or any of its subsidiaries for an amount in excess of $2.0 million, (vii) we and the financial advisor shall participate in weekly conference calls with the Administrative Agent and the syndication during which a financial officer of the Company must provide updates on restructuring, sale prospects, and cost reduction efforts, (viii) we must deliver to the Administrative Agent copies of any detailed audit reports, management letters, or recommendations submitted to the board of directors, (ix) no later than February 28, 2009, we must deliver a restructuring plan to resolve the borrowing base deficiency, (x) we must maintain a liquidity position of at least $4.0 million during Second Forbearance Period, and (xi) no later than February 23, 2009, we must obtain the consent of the second lien term loan syndication for us to defer until no earlier than the termination of the Second Forbearance Period, payment of the scheduled interest payment currently payable to the second lien term loan syndication on February 24, 2009.

Our failure to comply with the Second Forbearance Covenants will terminate the Second Forbearance Agreement and allow the syndication to exercise any or all of their rights and remedies purportedly provided to them under the senior secured credit facility.

On February 18, 2009, we executed the mortgages, security agreement and pledge agreement necessary to provide the senior secured credit facility lenders a first secured lien on substantially all of our oil and gas properties not previously pledged to them.  We have also complied with the other Second Forbearance Covenants, except that we have not obtained the consent of the second lien lenders to defer payment of the $1.6 million interest payment scheduled to be paid on the second lien term loan on February 24, 2009.  We have received correspondence from BNP dated February 27, 2009 indicating that the first lien lenders agree not to declare a forbearance termination event as a result of our failure to obtain the consent of the second lien lenders to defer payment of the interest scheduled to be paid on February 24, 2009, as long as we do not actually make the interest payment during the Second Forbearance Period.  The entire $1.6 million interest payment owed to the second lien lenders has been recorded as a liability included with the second lien term loan debt obligation.  As more fully described above, Laminar and the second lien term loan syndication cannot take any enforcement or similar actions against us or our property for at least 180 days beginning November 24, 2008.

RESULTS OF OPERATIONS
Operating Statistics

The following table sets forth certain key operating statistics for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006

Net wells drilled
Antrim	3	33	93
New Albany	-	11	7
Other	2	8	5
Dry	1	7	7
Total	6	59	112

Total producing net wells
Antrim – producing	262	287	199
Antrim – awaiting hookup	5	7	51
NAS – producing	1	3	1
NAS – awaiting hookup	6	5	7
Other – producing	18	15	14
Other – awaiting hookup	-	3	1
Total	292	320	273

Production
Natural gas (mcf)	2,892,186	3,039,714	2,517,897
Crude oil (bbls)	25,321	27,907	22,588
Natural gas equivalent (mcfe)	3,044,112	3,207,155	2,653,427

Average daily production
Natural gas (mcf)	7,902	8,328	6,898
Crude oil (bbls)	69	76	62
Natural gas equivalent (mcfe)	8,317	8,787	7,270

Average sales prices (excluding all gains (losses) on derivatives)
Natural gas ($ per mcf)	$9.06	$6.88	$6.95
Crude oil ($ per bbl)	$99.96	$69.49	$61.96
Natural gas equivalent ($ per mcfe)	$9.44	$7.12	$7.13

Average sales prices (including all gains (losses) from derivatives)
Natural gas ($ per mcf)	$7.84	$8.15	$8.02
Crude oil ($ per bbl)	$99.96	$69.49	$61.96
Natural gas equivalent ($ per mcfe)	$8.28	$8.33	$8.14

Production revenue ($ in thousands)
Natural gas	$26,208	$20,911	$17,510
Natural gas derivatives-realized (losses) gains	(3,537)	3,874	2,683
Crude oil	2,531	1,939	1,399
Total	$25,202	$26,724	$21,592

	Year Ended December 31,
	2008	2007	2006
Average expenses ($ per mcfe)
Production taxes	$0.44	$0.35	$0.33
Post-production expenses	0.93	0.59	0.46
Leasing operating expenses	2.36	2.03	1.78
General and administrative expense	2.90	2.50	2.84
General and administrative expense excluding stock-based compensation	2.47	1.81	2.00
Oil and natural gas depreciation, depletion and amortization expense	1.19	1.18	1.01
Other assets depreciation and amortization	0.39	0.75	0.79
Interest expense	3.02	1.43	1.72
Taxes	0.03	0.01	0.09

Number of employees including Bach employees	63	68	90

Year Ended December 31, 2008, compared with Year Ended December 31, 2007

General. For the year ended December 31, 2008, we had a net loss of $107.4 million, or $(1.04) per diluted common share, on total revenues of $29.8 million. This compares to a net loss of $4.4 million, or $(0.04) per diluted common share, on total revenue of $28.2 million during the year ended December 31, 2007. The $103.0 million increase in net loss is primarily attributable to goodwill write-off in the amount of $19.4 million, ceiling write-down of oil and gas properties in the amount of $78.5 million, increase in interest expense in the amount of $4.6 million, increase in oil and gas depletion and amortization in the amount of $1.6 million, increase in production and lease operating expense of $1.6 million, and increase in general and administrative expense of $1.1 million.  The increases in expenses were offset by a decrease in other assets depreciation and amortization of $1.2 million and loss of debt extinguishment of $3.4 million.  The remaining revenues and expenses amount to a decrease of $0.6 million.

Oil and Natural Gas Sales. During 2008, oil and natural gas sales were $25.2 million compared to $26.7 million in 2007.  We produced 3,044,112 mcfe at a weighted average price of $8.28 compared to 3,207,155 mcfe at a weighted average price of $8.33.  This decrease in oil and gas sales was primarily related to the realization of losses from natural gas derivative contracts in the amount of $3.5 million.  The losses realized on natural gas derivative contracts were offset by increases in natural gas prices.  We had 281 net wells producing as of December 31, 2008, as compared to 305 net wells producing as of December 31, 2007.  The decrease in producing net wells is attributable to our effort to reduce operating expenses by shutting in various uneconomic wells.  Production from the Antrim shale play represented approximately 86% of our oil and natural gas revenue for 2008.

The following table summarizes our oil and natural gas revenue by play/trend in the periods set forth below:

	Year Ended December 31, 2008		Year Ended December 31, 2007
Play/Trend	(mcfe)	Amount	(mcfe)	Amount

Antrim	2,789,727	$21,705,991	2,975,715	$24,346,250
New Albany	100,678	948,677	57,186	404,967
Other	153,707	2,547,109	174,254	1,972,601
Total	3,044,112	$25,201,777	3,207,155	$26,723,818

Production from the year ended December 31, 2008 compared to the year ended December 31, 2007, decreased by 5%.  Lower than expected production resulted from damage to our South Knox facility caused by a fire and flooding, pumping deficiencies, and continued dewatering problem within the Antrim play.  During the first and second quarter, we also experienced delays from Warner Plant outages and heavy snowfall causing delays in response to freezing complications associated with compressors, booster stations, and water lines.

We have also instituted an Antrim remediation program pursuant to which we plan to reinstate to producing status certain uneconomic wells that we previously shut in due to significant water production.  Since we shut in these wells, we have observed gas production from surrounding wells simultaneously declining.  We believe pumping water from these uneconomic wells will increase gas production from the surrounding wells. As part of this process, we are also planning to install water meters at each well location to track water production.

Pipeline Transportation and Processing.  Pipeline transportation and processing revenues were $0.7 million in 2008 compared to $0.6 million in 2007.  This amount represents billings to royalty and working interest owners which are not expected to fluctuate significantly from year-to-year.

Field Service and Sales.  Field service and sales revenues were $3.1 million in 2008 compared to $0.4 million in 2007.  In 2007, the majority of services performed by our field services subsidiary, Bach Services and Manufacturing Co., LLC (“Bach”), were performed for us.  The increase in 2008 was attributable to shifting Bach’s services to unrelated third parties.

Interest and Other Revenues.  Interest and other revenues were $0.9 million in 2008 compared to $0.5 million in 2007.  The increase is primarily related to interest received on the Presidium Energy, LC note receivable in the amount of $0.3 million.

Production Taxes.  Production taxes were $1.3 million in 2008 compared to $1.1 million in 2007. This increase is attributed to an increase in natural gas prices which determined the amount of production taxes charged for Michigan properties.  On a unit of production basis, production taxes were $0.44 per mcfe in 2008 compared to $0.35 per mcfe in 2007.

Production and Lease Operating Expenses. Our production and lease operating expenses include services related to producing oil and natural gas, such as post-production costs, which includes marketing, transportation, processing and expenses to operate the wells and equipment on producing leases.

Production and lease operating expenses were $10.0 million in 2008 compared to $8.4 million in 2007.  On a unit of production basis, production and lease operating expenses were $3.29 per mcfe in 2008 compared to $2.62 per mcfe in 2007. The increase in 2008 was attributable to increased energy costs, pumping costs, repair, and maintenance associated with meters, compressors, pumps, production personnel, and compressor sale-leaseback expenses.  We also incurred one-time charges amounting to $1.2 million or $0.41 per mcfe related to compression repair and workover charges related to our well enhancement program.

On a component basis, post-production expenses were $2.8 million, or $0.93 per mcfe in 2008 compared to $1.9 million, or 0.59 per mcfe, in 2007.  Increase in post-production expenses were primarily related to additional sulfide treatment and pipeline transportation charges, including one-time retroactive charges associated with transportation adjustments to royalty owners.  Lease operating expenses were $7.2 million, or $2.36 per mcfe, in 2008 compared to $6.5 million, or $2.03 per mcfe in 2007.  Increases in lease operating expenses were primarily related to one-time charges for compression repair and workover charges related to our well enhancement program.

Production and lease operating expenses for operated properties were $3.46 per mcfe in 2008 while non-operated production and lease operating expenses were $2.97 per mcfe in 2008.  Our operated Arrowhead, Black Bear East, Hudson West, and South Knox projects are negatively impacting our operating cost controls and efficiency due to dewatering, and flooding and fire damages in our South Knox project.  During 2008, we have experienced improving results from the Blue Chip, Chandler North, and Gaylord Fishing Club projects, primarily as a result of reducing our operating expenses by shutting in various uneconomical wells. Production and lease operating expenses for operated properties excluding Arrowhead, Black Bear East, Hudson West, and South Knox projects were $2.89 per mcfe in 2008.

Pipeline and Processing Operating Expenses. Pipeline and processing operating expenses were $0.6 million in 2008 compared to $0.5 million in 2007.  This increase was the result of incurring additional post-production costs which we were previously absorbing as operating expenses.

Field Service Expenses.  Field services expenses were $2.4 million in 2008 compared to $0.3 million in 2007 which are attributable to shifting services performed by Bach to unrelated third party customers.

General and Administrative Expenses. Our general and administrative expenses include officer and employee compensation, travel, audit, tax and legal fees, office supplies, utilities, insurance, consulting fees and office related expense.  General and administrative expenses in 2008 increased by $1.0 million, or 13%, from 2007. This increase was primarily the result of additional legal and consulting services and charge offs in connection with (1) refinancing efforts amounting to $1.3 million, (2) write-off of capitalized costs incurred investigating strategic alternatives amounting to $0.2 million, (3) write-off of acquisition costs associated with the Acadian letter of intent in the amount of $0.2 million as a result of our decision not to proceed with the acquisition, (4) write-off of impaired mineral properties, other investments, patent and fixed assets amounting to $0.5 million, and (5) general legal costs incurred for corporate matters in the amount of $0.2 million.  This increase was offset by a decrease in payroll and related costs by $0.8 million to $5.4 million in 2008 due to lower employee payroll, bonus expense, and stock-based compensation along with a reduction in professional fees primarily related to reduced accounting, audit, engineering, and Sarbanes Oxley fees in the amount of $0.6 million.

We follow the full cost method of accounting under which all costs associated with property acquisition, exploration, and development activities are capitalized.  We capitalize certain internal costs that can be directly identified with our acquisition, exploration, and development activities and do not include any costs related to production, general corporate overhead, or similar activities.  We capitalized $0.6 million of payroll and benefit costs for 2008 compared to $1.3 million in 2007.  This decrease was primarily related to the reduction in the number of employees associated with acquisition, exploration and development activities along with limited drilling which has reduced our ability to capitalize associated costs.

Oil and Natural Gas Depletion, Depreciation and Amortization (“DD&A”).  DD&A of oil and natural gas properties was $5.4 million and $3.8 million during 2008 and 2007, respectively. DD&A is a function of capitalized costs in the full cost pool and related underlying reserves in the periods presented. This increase is the result of $7.5 million being added to proved properties in the full cost pool and signification reduction of underlying reserves.  As a result of the significant reduction in reserves of approximately 62.8 bcfe, a fourth quarter adjustment of approximately $1.7 million was recorded for 2008.  The average DD&A cost per mcfe was $1.86 and $1.18 in 2008 and 2007, respectively.

Other Assets Depreciation and Amortization (“D&A”).  D&A of other assets was $1.2 million in 2008, compared to $2.4 million in 2007.  This decrease was primarily the result of the complete amortization of certain intangible assets during January 2008 associated with the Cadence merger.

Interest Expense.  Interest expense was $9.2 million in 2008 and $4.6 million in 2007.  This increase is due to the higher utilization of debt.  In addition, as part of the forbearance and amendment agreements executed during June 2008, more fully described in the liquidity section following and our defaults on the senior secured credit facility and second lien term loan, interest rates for the senior secured credit facility and second lien term loan increased resulting in an additional $4.5 million of interest charges for 2008.

Goodwill Impairment.  We recorded a $19.4 million goodwill impairment loss related to the reverse acquisition of Cadence entered into in 2005 of $16.0 million and acquisition of Bach executed in 2006 of $3.4 million.  For the acquisition of Cadence, we measured goodwill impairment using quoted market prices adjusted for known synergies and other benefits arising from subsidiaries.  For the Bach acquisition, we measured goodwill using the anticipated sales price of Bach derived from internal valuations.

Ceiling Write-down of Oil and Gas Properties.  During 2008, we recognized a ceiling write-down of oil and gas properties in the amount of $78.5 million as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitations.

Taxes, Other.  Other taxes include state franchise taxes, state income taxes, and state business taxes.  We have significant net operating loss carry forwards, thus no federal income tax expense has been recognized.  Tax expense was $0.1 million in 2008, compared to $19,021 in 2007.  This increase is primarily related to our estimated state of Oklahoma tax liability associated with the sale of our Oak Tree Project.

Year Ended December 31, 2007, compared with Year Ended December 31, 2006

General. For the year ended December 31, 2007, we had a net loss of $4.4 million, or $(0.04) per diluted common share, on total revenues of $28.2 million. This compares to a net loss of $1.9 million, or $(0.02) per diluted common share, on total revenue of $22.4 million during the year ended December 31, 2006. The $5.8 million increase in revenue represents increased production and improved price realization as a result of higher market prices and financial hedging. In addition, the net loss of $4.4 million in 2007 included $3.4 million in a one time charge on debt extinguishment and $2.2 million in stock-based compensation expense.

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

Other Revenues. Other revenues increased by $0.7 million, or 88%, to $1.5 million in 2007 from $0.8 million in 2006. This increase is attributed to two acquisitions completed in 2006 and the sale of mining claims in 2007. The first acquisition is the Hudson gas properties with pipeline business component and the second acquisition is Bach which provides oil and natural gas field services.

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

Production and lease operating expenses were $8.4 million in 2007 compared to $6.0 million in 2006. On a unit of production basis, production and lease operating expenses were $2.62 per mcfe in 2007 compared to $2.24 per mcfe in 2006. The increase in 2007 was primarily attributable to our expanding operations which increased energy costs, property taxes, pumping costs, repair, and maintenance associated with meters, compressors and pumps, and outside labor.  On a component basis, post-production expenses were $1.9 million, or $0.59 per mcfe in 2007 compared to $1.2 million or $0.46 per mcfe in 2006 and lease operating expenses were $6.5 million, or $2.03 per mcfe in 2007 compared to $4.7 million, or $1.78 per mcfe in 2006.

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

Pipeline Operating Expense and Field Services Expenses. Pipeline operating expenses were $0.5 million in 2007 compared to $0.3 million in 2006. Field services expenses were $0.3 million in 2007 compared to $0.1 million in 2006, which was attributable to the Bach acquisition in October 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements for the year ended December 31, 2008, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  With the loss of production and significant deficiencies in working capital along with an increase in interest rates and the termination of our natural gas and interest rate derivatives more fully described in the following paragraphs, our operations and existing cash balances are not sufficient to support interest requirements on existing debt balances for longer than one year.  We are currently in default under the senior secured credit facility and second lien term loan more fully described in the following paragraphs.  We recognize our continued existence is dependent on (1) lenders’ willingness to refrain from accelerating or demanding repayment on current debt obligations, (2) restructuring of our current debt, (3) securing alternative financing arrangements, and/or (4) asset divestitures.  We continue discussions with existing lenders and are seeking alternative financing arrangements and opportunities for asset divestitures.  Due to the recent events within the banking industry we are having difficulty securing alternative financing arrangements.  There is no assurance the lenders will not call the debt obligation or that we will be able to restructure or refinance our current debt or sell assets in an amount sufficient to remedy our loan defaults.

On October 1, 2008, we received a notice of early termination from BNP with respect to our natural gas and interest rate swap derivatives (the “Early Termination Notice”) in accordance with the 1992 International Swap Dealers Association, Inc. (“ISDA”) master agreement dated August 20, 2007, between us and BNP.  The Early Termination Notice references Sections 6(a) and 6(b) of the ISDA master agreement which gives BNP the right to terminate following an event of default.  The settlement amount in connection with the Early Termination Notice amounted to approximately $1.6 million for the interest rate swap derivative and $0.6 million for the natural gas derivatives.  The total settlement amount due in the approximate amount of $2.2 million was payable on or before October 2, 2008.  As of the filing of this Form 10-K we have not paid the $2.2 million liability and instead have included the amount in our debt balance.  For the year ended December 31, 2008, the effect of the termination of our natural gas derivatives resulted in a loss of oil and gas revenue in the approximate amount of $1.2 million.  If natural gas continues selling at current prices, our oil and gas revenue will be impacted negatively due to the inability to benefit from gains resulting from hedged production.  Based on a sales price of $4.50 per mcf, we estimate lost revenues from our terminated natural gas contracts to be $10.8 million, $10.7 million, and $8.0 million for the years ended December 31, 2009, 2010, and 2011, respectively.  As a result of the natural gas derivative contracts termination, we are presently exposed to the fluctuation of natural gas prices.

Senior Secured Credit Facility

Our senior secured credit facility is a $100 million senior secured credit facility with BNP. In connection with the second lien term loan, we also agreed to the amendment and restatement of our senior secured credit facility with BNP and other lenders, pursuant to which the borrowing base under the senior secured credit facility was increased from the current authorized borrowing base of $50 million to $70 million. The amount of the borrowing base was based primarily upon the estimated value of our oil and natural gas reserves.  The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at our request. The required semiannual reserve report may result in an increase or decrease in credit availability. As noted above, on June 6, 2008, we were notified that our borrowing base was determined to be only $50 million.  The security for this facility is substantially all of our oil and natural gas properties; guarantees from all material subsidiaries; and a pledge of 100% of our stock or member interest of all material subsidiaries.

The senior secured credit facility provides for borrowings tied to BNP’s prime rate (or, if higher, the federal funds effective rate plus 0.5%) or LIBOR-based rate plus 1.25% to 3.0% (increased range by 1.0% from 2.0% to 3.0% as a result of the First Forbearance and Amendment dated June 12, 2008) depending on the borrowing base utilization, as selected by us. The borrowing base utilization is the percentage of the borrowing base that is drawn under the senior secured credit facility from time to time. As the borrowing base utilization increases, the LIBOR-based interest rates increase under this facility.  As of December 31, 2008, interest on the borrowings including the Early Termination Notice liability had a weighted average interest rate of 6.5%.  The maturity date of the outstanding loan may be accelerated by the lenders upon occurrence of an event of default under the senior secured credit facility.

On February 12, 2009, we entered into a forbearance agreement to the senior secured credit facility (the “Second Forbearance Agreement”) with BNP Paribas (“BNP” or the “Administrative Agent”) and the syndication.  In accordance with the Second Forbearance Agreement, during the period from December 31, 2008 until April 30, 2009 (the “Second Forbearance Period”), BNP will forbear and refrain from (i) accelerating any loans outstanding and (ii) taking any other enforcement action under the senior secured credit facility at law or otherwise as a result of designated defaults or potential defaults, provided we comply with the forbearance covenants (collectively, the “Second Forbearance Covenants”).

A summary of the Second Forbearance Covenants is as follows: (i) we shall retain and employ a financial advisor, (ii) we shall deliver to the Administrative Agent an initial detailed budget on or before February 20, 2009, and provide subsequent monthly updates, (iii) we shall deliver to the Administrative Agent prior week aggregated cash balances on or before the last business day of the current week, (iv) no later than February 23, 2009, we will execute (or cause to be executed) additional mortgages and no later than February 18, 2009, we will execute  (or cause to be executed) other security instruments such that, after giving effect to such additional mortgages and other security instruments, the syndication will have liens on 100% of our oil and gas properties, promissory notes, all significant overriding royalties, and all significant farmout agreements prior to such date, (v) we must obtain prior written approval of the Administrative Agent to farmout any assets or sell any assets for more than $200,000; (vi) we shall provide the Administrative Agent notice of any unwritten or written expressions of interest with respect to the purchase of assets of the Company or any of its subsidiaries for an amount in excess of $2.0 million, (vii) we and the financial advisor shall participate in weekly conference calls with the Administrative Agent and the syndication during which a financial officer of the Company must provide updates on restructuring, sale prospects, and cost reduction efforts, (viii) we must deliver to the Administrative Agent copies of any detailed audit reports, management letters, or recommendations submitted to the board of directors, (ix) no later than February 28, 2009, we must deliver a restructuring plan to resolve the borrowing base deficiency, (x) we must maintain a liquidity position of at least $4.0 million during Second Forbearance Period, and (xi) no later than February 23, 2009, we must obtain the consent of the second lien term loan syndication for us to defer until no earlier than the termination of the Second Forbearance Period, payment of the scheduled interest payment currently payable to the second lien term loan syndication on February 24, 2009.

Our failure to comply with the Second Forbearance Covenants will terminate the Second Forbearance Agreement and allow the syndication to exercise any or all of their rights and remedies purportedly provided to them under the senior secured credit facility.

We recognize that the senior secured credit facility may become due and payable after expiration of the Second Forbearance Period on April 30, 2009.  For this reason, the entire outstanding debt has been classified as a current liability on the December 31, 2008 balance sheet.

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

Interest under the second lien term loan is payable at rates based on the London Interbank Offered Rate plus 950 basis points (increased from 700 basis points as a result of the forbearance agreement and amendment no. 1 to the second lien term loan dated June 12, 2008, and by another 2% pursuant to the Term Loan notice of Default dated October 1, 2008).

We continue to engage in discussions with Laminar and the syndication to restructure our second lien term loan debt. We recognize that the second term lien loan is due and payable upon notification from Laminar after the expiration of the 180 days beginning November 24, 2008, and therefore the entire outstanding debt has been classified as a current liability on the December 31, 2008 balance sheet.  In addition to discussions with Laminar and the syndication, we are also seeking alternative financing arrangements and opportunities for asset divestitures.  There is no assurance that we will be successful in restructuring our debt, finding alternative financing arrangements, or selling company assets in an amount sufficient to remedy our loan defaults.

Cash Flows from Operating Activities

Cash provided by operating activities decreased 59% to $4.1 million in 2008, compared to $10.1 million in 2007.  See “Results of Operations” for discussion of changes in revenues and expenses. Non-cash charges such as depreciation, depletion and amortization and stock based compensation decreased by $0.5 million as a result of complete amortization of certain intangibles in January 2008, write-off of debt issuance costs and reduced compensation expense for previously issued stock awards.  Non-cash charges of goodwill impairment and ceiling write-down of oil and gas properties increased by $19.4 million and $78.5 million, respectively, due to the write-off of goodwill associated with the Cadence and Bach acquisitions and the carrying amount of oil and gas properties exceeding the full cost limitation.  Changes in current operating assets and liabilities decreased cash flow from operations by $1.1 million which is primarily related to a significant amount of collections from joint venture partners during 2007 as opposed to 2008 due to our significant reduction in drilling efforts for 2008.

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

Cash Flows used in Investing Activities

Cash flows used in investing activities were $10.7 million in 2008, $61.1 million in 2007, and $89.6 million in 2006.  The following table describes our significant investing transactions that we completed in the periods set forth below:

	Year Ended December 31
	2008	2007	2006
Acquisitions of leasehold
Michigan Antrim shale	$610,307	$1,443,243	$5,325,872
Indiana Antrim shale	3,230	491,127	4,631
New Albany shale(a)	1,019,064	3,476,568	15,567,504
Woodford shale	456,236	5,413,132	2,063,181
Other	91,798	172,459	1,233,485

Drilling and development of oil and natural gas properties
Michigan Antrim shale	1,536,002	22,123,120	20,449,950
Indiana Antrim shale	12,182	1,398,811	500
New Albany shale	990,960	10,318,178	2,808,030
Other	907,301	1,502,129	5,918,128

Infrastructure properties
Michigan Antrim shale	112,496	10,128,646	10,988,527
New Albany shale	1,832,554	1,791,091	1,789,816
Other	-	10,438	350,268

Capitalized interest and general and administrative cost on exploration, development and leasehold	5,078,969	5,646,672	5,252,900

Acquisitions of oil and natural gas properties	-	2,405,609	24,011,335
Acquisitions/additions for pipeline, property and equipment	372,847	1,586,328	4,647,497
Other, net	12,206	186,334	855,070
Redesignation of cash equivalents to short-term investments	1,114,627	-	-
Subtotal of capital expenditures	$14,150,779	$68,093,885	$101,266,694

Sale of oil and natural gas properties(a)	(3,263,762)	(2,079,518)	(11,489,456)
Option fees related to farmouts	(173,256)	-	-
Sale and leaseback of gas compression equipment	-	(3,844,500)	-
Sale of other investments	(12,334)	(1,069,378)	(171,140)
Subtotal of capital divestitures	(3,449,352)	(6,993,396)	(11,660,596)

Total	$10,701,427	$61,100,489	$89,606,098

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

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $14.2 million in 2008 compared to $51.7 million in 2007.  Cash flows provided in 2008 included: (1) $13.8 million of senior secured borrowing; (2) $0.4 million of capital contributions from minority interest members; and (3) $0.7 million of proceeds received from exercise of common stock options and warrants.  Cash flows used in 2008 included: (1) paydown of $0.3 million in mortgage and notes payable obligations; (2) payment of $0.1 million in financing fees; (3) distributions of $0.1 million to minority interest members; and (4) payment of other in the amount of $0.2 million.

Cash flows provided by financing activities were $51.7 million in 2007 compared to $73.9 million in 2006. Cash flows provided in 2007 included: (1) $55.0 million of senior secured credit borrowing; (2) $50.0 million of second lien term loan; and (3) $0.2 million of net proceeds received from exercise of common stock options and warrants.  Cash flows used in 2007 included: (1) $40.0 million pay-down of the mezzanine financing; (2) net pay-down of $0.5 million in short-term bank borrowings; (3) $9.0 million pay-down of the senior secured credit facility; (4) pay-down of $0.3 million in mortgage obligations; (5) payment of $1.9 million of prepayment penalties associated with debt extinguishment; and (6) payment of $1.75 million in financing fees.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and to evaluate the full cost pool in the ceiling test analysis, the estimated fair value of asset retirement obligations, goodwill impairment, and fair value of stock options.

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

Income Taxes

We have adopted the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted income tax rates to apply to taxable income in the years in which those differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.  At December 31, 2008, we had approximately $120.0 million of net operating loss carryforwards which expire between 2010 and 2028.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007.  No liabilities or assets have been recognized as a result of the implementation of FIN 48.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements.  The revised rules change the way oil and gas companies report their reserves in the financial statements.  The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978.  Definitions were updated to be consistent with Petroleum Resource Management System (“PRMS”).  Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures.  The revised rules will be effective for our annual report on Form 10-K for the fiscal year ending December 31, 2009.  The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted.  We are currently evaluating the effect the new rules will have on our financial reporting and anticipate that the following rule changes could have a significant impact on our results of operations as follows:

•
The price used in calculating reserves will change from a single-day closing price measured on the last day of the company’s fiscal year to a 12-month average price, and will affect our depletion and ceiling test calculations.

•	Several reserve definitions have changed that could revise the types of reserves that will be included in our year-end reserve report.

•	Some of our financial reporting disclosures could change as a result of the new rules.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities”.  The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), and FIN 46R are finalized and approved by the FASB.  The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets.  It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities.  This FSP is effective December 31, 2008 and has not had a material impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities, including:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  With the termination of the Company’s derivative instruments more fully disclosed in Note 6 “Risk Management Activities”, management does not expect the adoption to have any impact on the consolidated financial statements.

In November 2007, the FASB issued SFAS 141 (revised 2007), “Business Combination” (“SFAS 141R”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008.  SFAS 141R will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  Management does not expect the adoption of SFAS 141R and SFAS 160 to have a material impact on the consolidated financial statements.  However, SFAS 160 will change our reporting of the minority interests in subsidiaries.

On February 15, 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of SFAS Statement No. 115 (“SFAS 115”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Use of the statement will expand the use of fair value measurements for accounting for financial instruments.  The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We did not elect to apply the fair value option to any of our financial instruments.

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

Relative to SFAS 157, the FASB issued FSP 157-1 and 157-2.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 14, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  In October 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 for financial assets in a market that is not active.  FSP No. FAS 157-3 was effective upon issuance.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and asset retirement obligations initially measured at fair value.  SFAS 157 has not and is not expected to materially affect how we determine fair value, but has resulted and will result in certain additional disclosures.

OFF BALANCE SHEET ARRANGEMENTS

We have no special purpose entities, financing partnerships, guarantees, or off-balance sheet arrangements other than the $0.8 million of outstanding letters of credit discussed in Note 12 “Commitments and Contingencies” to our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2009	2010	2011	2012	2013	2014 and thereafter
Senior secured credit facility and second lien term loan	$123,001	$123,001	$-	$-	$-	$-	$-
Interest on long-term debt (a)	10,356	10,356	-	-	-	-	-
Notes and mortgage payable	3,228	179	518	2,496	28	7	-
Capital leases	1	1	-	-	-	-	-
Land and mineral leases (b)	7,398	1,698	2,863	1,916	664	146	111
Operating leases	2,357	550	550	550	550	105	52
Total contractual cash obligations	$146,341	$135,785	$3,931	$4,962	$1,242	$258	$163

(a)
Amounts estimated based on current interest rates.  If our senior secured credit facility and second lien term loan are held until maturity, interest is estimated at $7.1 million, $6.9 million, and $3.5 million for 2009, 2010, and 2011, respectively.

(b)	Amount represents lease renewal options available to the Company. Renewal options are evaluated on a periodic basis and, based on those evaluations, the amount stated above may be lower.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our results of operations and operating cash flows are impacted by the fluctuations in the market prices of natural gas. To mitigate a portion of the exposure to adverse market changes, we previously entered into various derivative instruments with BNP.  The purpose of the derivative instrument was to provide a measure of stability to our cash flow in meeting financial obligations while operating in a volatile natural gas market environment. The derivative instrument reduced our exposure on the hedged production volumes to decreases in commodity prices and limited the benefit we might otherwise have received from any increases in commodity prices on the hedged production volumes.  Since BNP has terminated all of our natural gas derivatives, we are presently exposed to the fluctuations of natural gas prices.  Based on current production levels, a $0.50 increase or decrease in natural gas prices would have the effect of causing $0.1 million addition or reduction to our monthly oil and gas revenue.

Interest Rate Risk

Our use of debt directly exposes us to interest rate risk. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate.  On October 1, 2008, we received a letter of termination for our interest rate derivative instrument from BNP.  Since BNP has terminated our interest rate derivative, we are presently exposed to the fluctuation of interest rates.  Based on current borrowing levels, a 1.0% increase or decrease in current market rates would have the effect of causing $0.1 million additional charge or reduction to our monthly interest expense.

The following table sets forth our principal financing obligation and the related interest rates as of December 31, 2008:

	Expected Maturity	Average Interest Rate as of December 31, 2008	Principal Outstanding
Obligations under capital lease	01/10/09	8.25%	$900
Notes payable	09/15/10-10/03/13	5.00% - 6.95%	188,133
Mortgage payable	06/15/10	Fixed at 6.00%	356,435
Mortgage payable	02/01/11	Fixed at 5.95%	2,613,735
Mortgage payable	10/01/11	Fixed at 5.95%	69,419
Second lien term loan	02/01/11	Default at 15.50%(a)	50,980,022
Senior secured credit facility	01/31/10	Default at 6.25%(a)	72,021,446
Total debt			$126,230,090

(a)  Current default rate as of March 4, 2009.

ITEM 8.     FINANCIAL STATEMENTS

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	54
Reports of Independent Registered Public Accounting Firms	55-58

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2008 and 2007	59-60
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	61
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	63-64
Notes to Consolidated Financial Statements	65
Supplemental Oil and Natural Gas Information (Unaudited)	101

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

Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined the Company’s internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In the course of auditing our year-end financial statements, our auditors identified a material weakness that resulted from an error made by us during our initial pricing of our reserve report.  The Company initially priced its reserve report using the effective price at December 31, 2008, including an adjustment of the price based on a contract that expired on December 31, 2008.  Since the contract expired on December 31, 2008, the contract price was incorrectly used to initially price future reserves.  The effect of this error resulted in understating impairment of the full cost pool by approximately $20.0 million as a result of the ceiling test at December 31, 2008.  An audit adjustment was made to correct the error and is reflected in the December 31, 2008 financial statements.  This error had no impact on the December 31, 2007 or 2006 financial statements.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been attested by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in its report which appears herein.

William W. Deneau
Chairman, Director, and Chief Executive Officer

Barbara E. Lawson
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aurora Oil & Gas Corporation and Subsidiaries
Traverse City, Michigan

We have audited the accompanying consolidated balance sheets of Aurora Oil & Gas Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Aurora Oil & Gas Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aurora Oil & Gas Corporation at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced decreased production and significant deficiencies in working capital, which results in existing cash balances being insufficient to support existing debt service requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aurora Oil & Gas Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an adverse opinion.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Aurora Oil & Gas Corporation and Subsidiaries
Traverse City, Michigan

We have audited Aurora Oil & Gas Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aurora Oil & Gas Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  The Company’s controls in place did not identify errors in the pricing used to prepare its reserve report.  The Company initially priced the natural gas in its reserve report utilizing the effective price at December 31, 2008 including adjustments for a contract that expired on December 31, 2008.  Prices used in the reserve report should only be adjusted for fixed and determinable escalations for the term of a contract.  The effect of the material weakness resulted in an additional impairment of the full cost pool of approximately $20 million as a result of the ceiling test. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Aurora Oil & Gas Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of Aurora Oil & Gas Corporation, and our report dated March 13, 2009 expressed an unqualified opinion.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aurora Oil & Gas Corporation and Subsidiaries
Traverse City, Michigan

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Aurora Oil & Gas Corporation and Subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Aurora Oil & Gas Corporation and Subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

RACHLIN LLP
(formerly known as Rachlin Cohen & Holtz LLP)

Miami, Florida
March 13, 2007

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,005,138	$2,425,678
Short-term investments	1,114,627	-
Accounts receivable:
Oil and natural gas sales	2,100,363	5,036,416
Joint interest owners	676,299	827,353
Field service and sales	520,126	24,285
Prepaid expenses and other current assets	999,835	765,730
Short-term derivative instruments	-	2,247,990
Total current assets	15,416,388	11,327,452

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, using full cost accounting:
Proved properties	88,380,779	162,724,004
Unproved properties	47,855,625	56,937,683
Less: accumulated depletion and amortization	(19,810,023)	(14,401,584)
Total oil and natural gas properties, net	116,426,381	205,260,103
Other property and equipment:
Pipelines, processing facilities, and compression	11,056,319	11,027,577
Other property and equipment	5,876,830	5,450,452
Less: accumulated depreciation	(2,481,626)	(1,554,189)
Total other property and equipment, net	14,451,523	14,923,840
Total property and equipment, net	130,877,904	220,183,943

OTHER ASSETS:
Note receivable	12,000,000	-
Goodwill	-	19,373,264
Intangibles (net of accumulated amortization of $4,642,499 and $4,497,920, respectively)	62,501	457,080
Other investments	-	733,836
Debt issuance costs (net of accumulated amortization of $846,397 and $360,972, respectively)	1,211,340	1,661,603
Other	632,948	934,490
Total other assets	13,906,789	23,160,273

TOTAL ASSETS	$160,201,081	$254,671,668

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,082,298	$6,490,981
Accrued exploration, development, and leasehold costs	50,317	1,341,917
Current portion of obligations under capital leases	900	6,288
Current portion of note payable	53,014	76,416
Current portion of mortgage payables	124,550	112,326
Senior secured credit facility	72,021,446	-
Second lien term loan	50,980,022	-
Drilling advances	-	168,356
Short-term derivative instruments	-	384,706
Total current liabilities	127,312,547	8,580,990

LONG-TERM LIABILITIES:
Obligations under capital leases, net of current portion	-	1,496
Asset retirement obligation	1,686,393	1,494,745
Notes payable	135,119	143,062
Mortgage payables	2,915,039	2,969,870
Senior secured credit facility	-	56,000,000
Second lien term loan	-	50,000,000
Long-term derivative instruments	-	2,248,326
Other long-term liabilities	528,908	977,529
Total long-term liabilities	5,265,459	113,835,028
Total liabilities	132,578,006	122,416,018

Minority interest in net assets of subsidiaries	467,937	112,661

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS (Note 12 and Note 17)

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; authorized 250,000,000 shares; issued and outstanding 103,282,788 and 101,769,456 shares, respectively	1,032,828	1,017,695
Additional paid-in capital	142,518,095	140,541,460
Accumulated other comprehensive loss	-	(385,043)
Accumulated deficit	(116,395,785)	(9,031,123)
Total shareholders' equity	27,155,138	132,142,989

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$160,201,081	$254,671,668

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Oil and natural gas sales	$25,201,777	$26,723,818	$21,591,811
Pipeline transportation and marketing	710,250	578,020	489,473
Field service and sales	3,051,419	390,401	125,611
Interest and other	877,488	549,149	220,592
Total revenues	29,840,934	28,241,388	22,427,487

EXPENSES:
Production taxes	1,338,397	1,123,070	877,319
Production and lease operating expense	9,995,981	8,424,096	5,966,341
Pipeline and processing operating expense	593,059	482,647	265,795
Field services expense	2,439,939	321,753	90,913
General and administrative expense	9,075,903	8,029,122	7,531,718
Oil and natural gas depletion and amortization	5,380,106	3,769,104	2,681,290
Other assets depreciation and amortization	1,193,993	2,396,026	2,083,191
Interest expense	9,201,343	4,582,021	4,573,785
Ceiling write-down of oil and gas properties	78,457,801	-	-
Goodwill impairment	19,373,264	-	-
Loss on debt extinguishment	-	3,448,520	-
Taxes, other	77,671	19,021	250,884
Total expenses	137,127,457	32,595,380	24,321,236

LOSS BEFORE MINORITY INTEREST	(107,286,523)	(4,353,992)	(1,893,749)

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(78,139)	(67,841)	(50,898)

NET LOSS	$(107,364,662)	$(4,421,833)	$(1,944,647)

NET LOSS PER COMMON SHARE—BASIC and DILUTED	$(1.04)	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC and DILUTED	103,062,697	101,633,162	82,288,243

Supplemental Information

Net loss for the years ended December 31, 2008, 2007, and 2006, included stock-based compensation expense of $1,330,907, $2,222,200, and $2,206,801, respectively, under Statement of Financial Accounting Standards No. 123 (revised 2004).  See Note 11 “Common Stock Options” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK:
Balance, beginning	101,769,456	$1,017,695	101,412,966	$1,014,130	61,536,261	$615,363
Cashless exercise of stock options and warrants	-	-	78,158	782	3,280,105	32,801
Conversion of redeemable convertible preferred stock to common stock	-	-	-	-	34,984	349
Exercise of stock options and warrants	1,163,332	11,633	353,332	3,533	15,823,457	158,235
Issuance of stock in connection with public equity offering	-	-	-	-	19,600,000	196,000
Issuance of stock in connection with an acquisition	-	-	-	-	1,378,299	13,783
Issuance of stock to officers and directors in lieu of compensation	350,000	3,500	-	-	90,000	900
Issuance of stock to related parties in lieu of commission relating to exercise of warrants	-	-	-	-	1,469,860	14,699
Rescission of stock option exercises by certain officers	-	-	-	-	(1,800,000)	(18,000)
Adjustment to stock ledger	-	-	(75,000)	(750)	-	-

Balance, ending	103,282,788	1,032,828	101,769,456	1,017,695	101,412,966	1,014,130
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning		140,541,460		138,105,626		58,670,698
Cashless exercise of stock awards, options, and warrants		(90,450)		(782)		(32,801)
Conversion of redeemable convertible preferred stock to common stock		-		-		59,576
Stock-based compensation		1,395,969		2,397,995		2,663,814
Exercise of stock options and warrants		671,116		194,967		18,143,714
Proceeds (cost of) equity offering		-		(10,096)		54,309,807
Issuance of stock in connection with an acquisition		-		-		4,686,217
Issuance of stock to officers and directors in lieu of compensation		-		-		348,300
Issuance of stock to related parties in lieu of commission relating to exercise of warrants		-		-		(14,699)
Rescission of stock option exercises by certain officers		-		-		(729,000)
Adjustment to stock ledger		-		(146,250)		-
Balance, ending		142,518,095		140,541,460		138,105,626
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning		(385,043)		5,220,633		-
Changes in fair value of derivative instruments		(5,294,190)		(1,679,507)		7,903,933
Recognition of loss (gain) on derivative instruments		5,679,233		(3,926,169)		(2,683,300)
Balance, ending		-		(385,043)		5,220,633
ACCUMULATED DEFICIT:
Balance, beginning		(9,031,123)		(4,609,290)		(2,660,134)
Dividends accrued on redeemable convertible preferred stock		-		-		(4,509)
Net loss		(107,364,662)		(4,421,833)		(1,944,647)
Balance, ending		(116,395,785)		(9,031,123)		(4,609,290)
TOTAL SHAREHOLDERS’ EQUITY		$27,155,138		$132,142,989		$139,731,099

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,364,662)	$(4,421,833)	$(1,944,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,574,099	6,165,130	4,764,481
Ceiling write-down of oil and gas properties	78,457,801
Goodwill and intangible impairments	19,623,264	-	-
Amortization of debt issuance costs	548,518	779,943	813,715
Accretion of asset retirement obligation	111,337	76,768	74,097
Loss on debt extinguishment	-	3,448,520	-
Recognition of deferred gain on sale of natural gas compression equipment	(132,827)	-	-
Stock-based compensation	1,330,907	2,222,200	2,206,801
Equity loss (gain) of other investments and other	292	(317,367)	291,890
Interest paid in kind on second lien term loan	980,022	-
Realized gain (loss) on sale and disposal of other investments	216,834	(434,849)	-
Realized loss on termination of interest and gas derivative	2,221,446	-	-
Loss on sale and disposal of property and equipment	12,374	-	-
Minority interest income of subsidiaries	78,139	67,841	50,898
Changes in operating assets and liabilities:
Account receivables	2,580,044	1,607,835	397,694
Drilling advance—liabilities	(168,356)	148,973	19,383
Notes receivable	-	221,788	20,720
Prepaid expenses and other assets	(13,785)	(1,838)	(1,105,539)
Accounts payable and accrued liabilities	(956,629)	515,938	(121,583)
Net cash provided by operating activities	4,098,818	10,079,049	5,467,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration and development of oil and natural gas properties	(10,470,464)	(51,955,565)	(42,776,914)
Leasehold expenditures, net	(2,180,635)	(11,960,049)	(28,975,878)
Acquisition of oil and natural gas properties	-	(2,405,609)	(24,011,335)
Sale of oil and natural gas properties	3,263,762	2,079,518	11,489,456
Option fees related to farmouts	173,256	-	-
Sale and leaseback of gas compression equipment	-	3,844,500	-
Acquisitions/additions for pipeline, property, and equipment	(372,847)	(1,586,328)	(4,647,497)
Additions in other investments	(12,206)	(186,334)	(855,070)
Sales of other investments	12,334	1,069,378	171,140
Redesignation of cash equivalents to short-term investments	(1,114,627)	-	-
Net cash used in investing activities	(10,701,427)	(61,100,489)	(89,606,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank borrowings	100,000	16,412,822	5,580,199
Short-term bank payments	(100,000)	(16,955,610)	(11,355,827)
Advances on senior secured credit facility	13,800,000	55,000,000	60,000,000
Payments on senior secured credit facility	-	(9,000,000)	(50,000,000)
Payments on mezzanine financing	-	(40,000,000)	-
Advances on second lien term loan	-	50,000,000	-
Payments on mortgage obligations and notes payable	(337,739)	(272,471)	(73,205)
Payments of financing fees on credit facilities	(85,163)	(1,691,371)	(2,452,786)
Prepayment penalties on debt extinguishment	-	(1,866,580)	-
Capital contributions from minority interest members	363,183	16,786	-
Distributions to minority interest members	(86,046)	(49,839)	-
Proceeds from sales of common stock	-	-	54,505,807
Proceeds from exercise of options and warrants	682,749	198,500	17,554,949
Dividends paid on preferred stock	-	-	(20,250)
Other	(154,915)	(80,515)	154,059
Net cash provided by financing activities	14,182,069	51,711,722	73,892,946

Net increase (decrease) in cash and cash equivalents	7,579,460	690,282	(10,245,242)
Cash and cash equivalents, beginning of the period	2,425,678	1,735,396	11,980,638
Cash and cash equivalents, end of the period	$10,005,138	$2,425,678	$1,735,396

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
NONCASH FINANCING AND INVESTING ACTIVITIES:
Oil and natural gas properties asset retirement obligation	$80,311	$116,324	$1,257,796
Accrued exploration and development costs on oil and natural gas properties	26,202	947,109	11,161,730
Accrued leasehold costs	14,115	394,808	426,120
Field service acquisition through common stock issuance, including $600,000 of unproven leasehold	-	-	4,686,217
Pipeline acquisition, transfer of investment to pipeline costs	2,209,400	-	1,100,973
Processing facilities and compression, transfer from unproven properties	2,348,841	1,244,669	-
Oil and natural gas properties capitalized stock-based compensation	65,062	175,795	457,013
Oil and natural gas properties acquisition through other long-term liability	-	600,000	-
Conversion of redeemable convertible preferred stock to common stock	-	-	59,925
Conversion of accounts receivable to notes receivable	11,222	35,469	118,072
Vehicle and equipment purchases through financing	193,787	118,526	-
Land purchase through financing	70,000	-	-
Sale of oil land gas properties through note receivable	12,000,000	-	-
SUPPLEMENTAL INFORMATION OF INTEREST AND INCOME TAXES PAID:
Interest, net of amount capitalized of $4,539,244, $4,508,767 and $3,896,645, respectively	$5,803,401	$2,811,714	$3,389,966
Income taxes	21,892	107,700	6,629

The accompanying notes are an integral part of these consolidated financial statements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

Aurora Oil & Gas Corporation (“AOG”) and its wholly owned subsidiaries (collectively, the “Company”) is an  independent energy company focused on the exploration, development, and production of unconventional natural gas reserves. The Company generates most of its revenue from the production and sale of natural gas. The Company is focused on developing operating interests in unconventional drilling programs in the Michigan Antrim shale and the New Albany shale of Indiana and Kentucky. The Company’s drilling program is dependent on access to the credit markets.  Due to the current economic events within the banking industry and the Company currently being in default under the senior secured credit facility and second lien term loan more fully described in Note 8 “Debt”, the Company is having difficulty securing the necessary credit to move forward with a development program.  The Company is a Utah corporation whose common stock is listed and traded on the American Stock Exchange.

The Company’s revenue, profitability, and future rate of growth are substantially dependent on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile, and it is likely that oil and natural gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital, and the quantities of natural gas and oil reserves that can be economically produced.  Prior to the termination of the Company’s natural gas derivatives on October 1, 2008, more fully described in Note 6 “Risk Management Activities”, the Company periodically entered into various derivative instruments with a major financial institution to mitigate a portion of the exposure to adverse market changes.  The Company is presently exposed to the fluctuation of natural gas prices.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil and natural gas reserves used to compute depletion of oil and natural gas properties and to evaluate the full cost pool in the ceiling test analysis, the estimated fair value of asset retirement obligations, goodwill impairment, and fair value of stock options.

Reclassifications

Certain reclassifications have been made to consolidated financial statements for 2007 and 2006 in order to conform to the presentation used for the 2008 consolidated financial statements.  These reclassifications had no effect on net loss or net cash flows as previously reported.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents.  The Company’s bank accounts are held at four separate financial institutions and periodically exceed federally insured limits.  As of December 31, 2008, cash in excess of FDIC limits amounted to approximately $9.7 million.  The Company does not anticipate any potential losses from uninsured amounts.

Short-Term Investments

The Company’s short-term investments are comprised of an investment in The Reserve Primary Fund (the “Primary Fund”), a money market fund that has suspended redemptions and is being liquidated.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company records these investments as trading securities at fair value.

In mid-September, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy on September 15, 2008.  Management has requested the redemption of the Company’s investment in the Primary Fund.  Management expects distributions will occur as the Primary Fund’s assets mature or are sold.  While management expects to receive substantially all of the Company’s current holdings in the Primary Fund, management cannot predict when this will occur or the amount that ultimately will be received.  Accordingly, management has reclassified the investment from cash and cash equivalents to short-term investments as of December 31, 2008.

Accounts Receivable

Accounts receivable generally consist of amounts due from the sale of oil and natural gas, field service and sales, and from working interest partners for their proportionate share of expenses related to certain oil and natural gas projects. Each customer and/or partner is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Customers and partners are reviewed on a periodic basis throughout the year and when collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established.

The Company extends credit, primarily in the form of uncollateralized oil and natural gas sales, field service and sales, and joint interest owner's receivables, to various companies in the oil and natural gas industry which results in a concentration of credit risk.  The concentration of credit risk may be affected by changes in economic or other conditions within the industry and may accordingly impact the Company’s overall credit risk.  However, the risk of these unsecured receivables is mitigated by the size, reputation, and nature of the companies to which the Company extends credit.

Capitalized Interest

The Company capitalizes interest on debt related to expenditures made in connection with exploration and development projects that are not subject to the full cost amortization pool. Interest is capitalized only for the period that exploration and development activities are in progress. Interest is capitalized using a weighted average interest rate based on the outstanding borrowing and cost of equity of the Company. Capitalized interest was $4.5 million, $4.5 million, and $3.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Oil and Natural Gas Properties

The Company utilizes the full cost method of accounting for oil and natural gas properties.  Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration, and development activities of oil and natural gas, including costs of unsuccessful exploration and overhead charges directly related to acquisition, exploration, and development activities, are capitalized.  The Company is currently participating in oil and natural gas exploration and development projects in the Antrim shale of Michigan, the New Albany shale of southern Indiana and western Kentucky.  Thus, all capitalized costs of oil and natural gas properties considered proven, are amortized on the unit-of-production method using estimates of proven reserves.  No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and natural gas properties unless the sale represents a significant portion of oil and natural gas properties and the gain or loss significantly alters the relationship between capitalized costs and proven reserves.

Capitalized costs of oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties. Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year-end prices of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  During the year ended December 31, 2008, the Company recognized a ceiling write-down of oil and gas properties in the amount of $78.5 million as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation.

The following table sets forth financial data associated with unproved oil and natural gas properties costs at December 31, 2008 ($ in thousands):

	Balance as of	Net Costs Incurred During the Year Ended December 31,
	December 31, 2008	2008		2007	2006	2005 and prior
Acquisition costs	$40,928	$3,924		$6,516	$8,695	$21,793
Development costs	6,928	(13,005	)(a)	5,458	(1,012)	15,487
Total unproved properties	$47,856	$(9,081)		$11,974	$7,683	$37,280

(a) Reduction is as a result of various sales more fully described in Note 7 “Acquisition and Dispositions”.

Interest costs capitalized on unproved properties during the years ended December 31, 2008, 2007, and 2006, totaled $4.5 million, $4.5 million, and $3.9 million, respectively.  Capitalized interest costs of $3.2 million, $3.8 million, and $1.8 million are included in the balances above at December 31, 2008, 2007, and 2006, respectively, after transferring $1.3 million, $0.7 million, and $2.1 million from unproved to proven during the years 2008, 2007, and 2006, respectively.

Note Receivable

Note receivable consists of amount due from the sale of our Oak Tree Project more fully described in Note 13 “Related Party Transactions.”  Prior to extending credit in the form of a note receivable the Company reviews the customer for credit worthiness and secures collateral when appropriate.  Interest income is recognized when earned.

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

Revisions for the year ended December 31, 2008, are not considered material and primarily relate to changes in working interest on certain properties.  Effective January 1, 2007, the accretion of ARO on producing wells was adjusted for a change in estimated life of the wells based on a reserve study prepared by Data & Consulting Services, Division of Schlumberger Technology Corporation, an independent reserve engineering firm. The estimated life of the wells was increased by 10 years to an estimated life of 50 years per well resulting in a reduction of $0.6 million to estimated liabilities.  In addition, revisions of estimated liabilities included increases due to the removal of equipment salvage value totaling $0.1 million and a decrease in the estimated well plugging costs for certain non-Antrim wells totaling $0.1 million.  Revisions of estimated liabilities for 2006 included reductions in well working interest totaling $0.1 million and increases in the salvage value of equipment totaling $0.1 million.

The change in the ARO for the years ended December 31, 2008, 2007, and 2006 is as follows ($ in thousands):

	2008	2007	2006

Beginning balance	$1,495	$1,332	$813
Liabilities incurred	92	708	719
Liabilities settled	(15)	(62)	(124)
Accretion expense	111	77	74
Revisions of estimated liabilities	3	(560)	(150)
Ending balance	$1,686	$1,495	$1,332

Other Property and Equipment

Other property and equipment are recorded at original cost and depreciated using the straight-line method over the estimated useful lives.  Major improvements, replacements, and renewals are capitalized while ordinary maintenance and repairs are expensed as incurred.  Long-lived assets, other than oil and natural gas properties, are evaluated annually for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  During 2008, the Company sold and disposed of various assets resulting in a loss of $12,374.  Total proceeds received in connection with the sale amounted to $785.  The Company did not recognize any impairment losses for the years ended December 31, 2007 or 2006.  A summary of the other property and equipment for the year ended December 31, 2008 and 2007 and the useful lives are as follows ($ in thousands):

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2008	2007	Useful Life in Years

Pipelines	$7,366	$7,322	15
Processing facilities and compression	2,640	2,656	10
Building	1,050	1,050	30
Total pipelines, processing facilities and compression	11,056	11,028
Less: accumulated depreciation	(1,429)	(818)
Pipelines, processing facilities, and compression, net	$9,627	$10,210

Land	$170	$78	N/A
Buildings	3,565	3,552	40
Furniture and fixtures	289	329	5-10
Office equipment	92	68	5
Computer equipment	177	252	5
Software	240	257	3-5
Vehicles and other equipment	1,344	914	5
Total other property and equipment	5,877	5,450
Less: accumulated depreciation	(1,052)	(736)
Other property and equipment, net	$4,825	$4,714

Other Investments

The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence.  Under the equity method of accounting, the Company’s proportionate share of the investees’ net income or loss is included in the results of operations as other income.  During 2008, the Company sold certain properties in GeoPetra Partners, LLC more fully described in Note 7 “Acquisitions and Dispositions”.  Investment in GeoPetra Partners, LLC amounted to $0.5 million at December 31, 2007.  Investments in mineral properties and other investments amounted to $0.2 million at December 31, 2007 and were written off to general and administrative expense for the year ended December 31, 2008.

Intangible Assets

Acquired intangible assets consist of a noncompete agreement. This asset is recorded at fair value or cost and amortized on a straight-line basis using an estimated useful life of 7 years.  A summary of amortization expense over the next 4 years is as follows ($ in thousands):

Year	Amount
2009	$17
2010	17
2011	17
2012	12
$63

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2008, the Company determined a patent was impaired and recorded an expense to general and administrative expense for the year ended December 31, 2008 in the amount of $250,000.

Revenue Recognition

Oil and natural gas revenue is recognized as income as production is extracted and sold.  Field service and sales revenue is recognized as income as services are rendered.  Revenues from service contracts are recognized ratably over the term of the contract.

Sales and Major Customers

The Company markets natural gas production on a competitive basis for its operated properties. In most cases, the Company connects to nearby high pressure transmission pipelines and utilizes a gas marketing firm for the sale of production. Effective June 1, 2007, the Company entered into a firm sales contract with Integrys Energy Services, Inc. (formerly WPS) for 5,000 mmbtu per day at MichCon city-gate for the period June 1, 2007, through December 31, 2008.  Since the expiration of the firm sales contract on December 31, 2008, the Company has been negotiating 4,500 mmbtu per day on a month by month basis.

Management is currently in discussions about the possibility of entering into a long-term contract.  Integrys Energy Services, Inc. is the Company’s primary marketing partner for the majority of Michigan operated properties. In addition, the Company has established other base contracts primarily for future natural gas sales in Indiana and Michigan. The Company sets the firm delivery volume obligation under these contracts on either a monthly or a daily basis with the amount of the obligation varying from month to month or day to day. As new wells come online and production volume increases, new production will be sold under the base contracts on a spot market pricing structure.

For the year ended December 31, 2008, one gas marketing firm accounted for 63% of total oil and natural gas revenues. For the year ended December 31, 2007, two gas marketing firms accounted for 56% of total oil and natural gas revenues. For the year ended December 31, 2006, one gas marketing firm accounted for 62% of total oil and natural gas revenues.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), to account for stock-based employee compensation. Among other items, SFAS No. 123R eliminates the use of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the financial statements over the vesting period.  The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options. To the extent compensation cost relates to employees directly involved in oil and natural gas exploration and development activities, such amounts are capitalized to oil and natural gas properties.  Amounts not capitalized to oil and natural gas properties are recognized as general and administrative expense, production and lease operating expenses or pipeline processing operating expenses as appropriate.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the years ended December 31, 2008, 2007, and 2006, the Company recorded the following stock-based compensation ($ in thousands):

For the Years Ended December 31,	2008	2007	2006
General and administrative expenses	$1,318	$2,222	$2,207
Production and lease operating expenses	12	-	-
Pipeline and processing operating expenses	1	-	-
Oil and natural gas properties	65	176	457
Total	$1,396	$2,398	$2,664

The following table provides the unrecognized compensation expense related to unvested stock options as of December 31, 2008.  The expense is expected to be recognized over the following remaining periods indicated ($ in thousands):

Period to be Recognized	2009	2010	2011	Total Unrecognized Compensation Expense
1st Quarter	$252	$99	$39
2nd Quarter	193	78	26
3rd Quarter	106	40	-
4th Quarter	102	40	-
Total	$653	$257	$65	$ 975

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.   With few exceptions, the Company is no longer subject to U.S. federal, state, and local examinations by tax authorities for years before 2004.  The Company is currently not under an examination by any U.S. federal, state, or local tax authorities.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007.  No liabilities or assets have been recognized as a result of the implementation of FIN 48.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2008, the Company had approximately $14.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the Company’s significant unutilized tax net operating loss carry-forwards, the disallowance of the shorter deductibility period would not accelerate the payment of cash to the taxing authorities to an earlier period or result in any interest or penalty for tax underpayment.  In addition, because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate of the Company.  Accordingly, the Company has not recognized any penalty, interest or tax impact from this uncertain tax position.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income.  Other comprehensive income includes income resulting from derivative instruments designated as hedging transactions.  More fully described in Note 6 “Risk Management Activities” the Company’s derivative instruments were terminated on October 1, 2008.  The details of comprehensive income (loss) are as follows ($ in thousands):

Years Ended December 31,	2008	2007	2006
Net Loss	$(107,365)	$(4,422)	$(1,945)
Other comprehensive income:
Changes in fair value of natural gas derivative instruments	(5,883)	(473)	7,904
Changes in fair value of interest rate derivative instruments	589	(1,207)	-
Recognition of losses (gains) on derivative instruments	5,679	(3,926)	(2,683)
	385	(5,606)	5,221
Comprehensive Income (Loss)	$(106,980)	$(10,028)	$3,276

Income (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding plus other dilutive securities, such as stock options, warrants, and redeemable convertible preferred stock. For the years ended December 31, 2008, 2007, and 2006, respectively, options and warrants to purchase 6,560,445, 2,175,280, and 766,500 shares of common stock were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

NOTE 3.  GOING CONCERN

The Company’s financial statements for the year ended December 31, 2008, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  With the loss of production and significant deficiencies in working capital along with the increase in interest rates and termination of the Company’s natural gas and interest rate derivatives more fully described in Note 6 “Risk Management Activities”, the Company’s operations and existing cash balances are not sufficient to support interest requirements on existing debt balances for longer than one year.  The Company is currently in default under the senior secured credit facility and second lien term loan which are more fully described in Note 8 “Debt”.  The Company’s continued existence is dependent on (1) the lenders’ willingness to refrain from accelerating or demanding repayment on current debt obligations, (2) restructuring the Company’s current debt and interest payments, (3) securing alternative financing arrangements, and/or (4) asset divestitures.  Management continues discussions with existing lenders and is seeking alternative financing arrangements and opportunities for asset divestitures.  There is no assurance the lenders will not call the debt obligation or that the Company will be able to restructure or refinance its current debt or sell assets.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

NOTE 4.  IMPAIRMENT OF GOODWILL

On January 1, 2008, the Company had goodwill of $16.0 million related to the reverse acquisition of Cadence Resources Corporation (“Cadence”) executed in October 2005 and $3.4 million related to the acquisition of Bach Services & Manufacturing Co., LLC (“Bach”), a subsidiary of the Company, executed in October 2006 and more fully described in Note 7 “Acquisitions and Disposition”.

The Company tests goodwill for impairment annually in accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires goodwill be tested at least annually using a two-step process that begins with identifying potential impairment.  Potential impairment is identified if the fair value of the reporting unit to which goodwill applies is less than the recognized or book value of the related reporting entity, including such goodwill.  Where the book value of a reporting entity, including related goodwill, is greater than the reporting entity’s fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Based on the Company’s continued loss in production, management has determined using projected discounted future operating cash flows at a 10% discount rate as a measurement of goodwill impairment for the Cadence acquisition is not appropriate.  Accordingly, management measured goodwill impairment using quoted market prices of common stock adjusted for known synergies and other benefits arising from subsidiaries.  For the Bach acquisition, the Company measured goodwill using the anticipated sales price of the company derived from internal valuations.

As of December 31, 2008, the Company determined that there was an impairment of goodwill related to Cadence and Bach.  Accordingly, the Company recorded a full impairment of goodwill for the Cadence and Bach acquisitions which resulted in a write-down of $19.4 million and has been recorded as an operating expense in the consolidated statements of operations for the year ended December 31, 2008.  There were no impairments to goodwill during the years ended December 31, 2007 and 2006.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements.  The revised rules change the way oil and gas companies report their reserves in the financial statements.  The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978.  Definitions were updated to be consistent with Petroleum Resource Management System (“PRMS”).  Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures.  The revised rules will be effective for the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2009.  The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted.  The Company is currently evaluating the effect the new rules will have on the Company’s financial reporting and anticipate that the following rule changes could have a significant impact on the Company’s results of operations as follows:

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•
The price used in calculating reserves will change from a single-day closing price measured on the last day of the Company’s fiscal year to a 12-month average price, and will affect the Company’s depletion and ceiling test calculations.

•	Several reserve definitions have changed that could revise the types of reserves that will be included in our year-end reserve report.

•	Some of the Company’s financial reporting disclosures could change as a result of the new rules.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities”.  The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), and FIN 46R are finalized and approved by the FASB.  The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets.  It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities.  This FSP is effective December 31, 2008 and has not had a material impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities, including:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  With the termination of the Company’s derivative instruments more fully disclosed in Note 6 “Risk Management Activities”, management does not expect the adoption to have any impact on the consolidated financial statements unless the Company engages in hedge contracts.

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

On February 15, 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of SFAS Statement No. 115 (“SFAS 115”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Use of the statement will expand the use of fair value measurements for accounting for financial instruments.  The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We did not elect to apply the fair value option to any of our financial instruments.

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

Relative to SFAS 157, the FASB issued FSP 157-1 and 157-2.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 14, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  In October 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 for financial assets in a market that is not active.  FSP No. FAS 157-3 was effective upon issuance.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  As of January 1, 2009, the Company adopted SFAS 157 as it relates to nonrecurring nonfinancial assets and nonfinancial liabilities.   Nonrecurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and asset retirement obligations initially measured at fair value.  SFAS 157 has not materially affected how the Company determines fair value, but has resulted and will result in certain additional disclosures.

NOTE 6.  RISK MANAGEMENT ACTIVITIES

Natural Gas Derivative Instruments

The Company’s results of operations and operating cash flows are impacted by the fluctuations in the market prices of natural gas. To mitigate a portion of the exposure to adverse market changes, the Company previously entered into various derivative instruments with a major financial institution.  The purpose of the derivative instrument was to provide a measure of stability to the Company’s cash flow in meeting financial obligations while operating in a volatile natural gas market environment. The derivative instrument reduced the Company’s exposure on the hedged production volumes to decreases in commodity prices and limited the benefit the Company might otherwise have received from any increases in commodity prices on the hedged production volumes.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On October 1, 2008, the Company received a notice of early termination from BNP Paribas (“BNP”) with respect to the Company’s natural gas and interest rate swap derivatives (the “Early Termination Notice”) in accordance with the 1992 International Swap Dealers Association, Inc. (“ISDA”) master agreement dated August 20, 2007, between the Company and BNP.  The Early Termination Notice references Sections 6(a) and 6(b) of the ISDA master agreement which gives BNP the right to terminate following an event of default (the Company received a notice of default on October 3, 2008, from BNP which is more fully described in Note 8 “Debt”).  The settlement amount in connection with the Early Termination Notice amounted to $0.6 million for the natural gas derivatives and was classified as a liability included with the senior secured credit facility.  As a result of the natural gas derivative contracts termination, the Company is presently exposed to the fluctuation of natural gas prices.

For the years ended December 31, 2008, 2007 and 2006, the Company has recognized in Comprehensive Income (Loss) changes in fair value of $(5.9) million, $(0.5) million, and $7.9 million, respectively, on the contracts that have been designated as cash flow hedges on forecasted sales of natural gas.  See “Comprehensive Income (Loss)” found in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies”.  For the year ended December 31, 2008, the Company recognized $3.6 million of net losses from hedging activities included in oil and gas revenues.  For the years ended December 31, 2007, and 2006, the Company recognized $3.9 million and $2.7 million, respectively in net gains from hedging activities included in oil and natural gas revenues.

The following table sets forth components of oil and gas sales ($ in thousands):

Years Ended December 31,	2008	2007	2006
Oil and natural gas sales	$28,739	$22,850	$18,909
Realized (losses) gains on natural gas derivatives	(3,537)	3,874	2,683
Total	$25,202	$26,724	$21,592

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

The settlement amount for the interest rate swap derivative in connection with the Early Termination Notice amounted to approximately $1.6 million and was classified as a liability included with the senior secured credit facility.  As a result of the interest rate derivative contract termination, the Company is presently exposed to the fluctuation of interest rates.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the years ended December 31, 2008, and 2007, the Company has recognized in Comprehensive Income (Loss) changes in fair value of $0.6 million and $(1.2) million, respectively, on the interest rate swap.  See “Comprehensive Income (Loss)” found in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies”.  For the years ended December 31, 2008, and 2007, the Company recognized $2.1 million in interest expense, which included $1.6 million related to the Early Termination Notice more fully described in the previous paragraph and $0.1 million in interest savings, respectively, related to the hedge activity which is recorded as an adjustment to interest expense.

Financial Instruments

The Company has financial instruments for which the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheets.  The Company’s financial instruments consist of cash, short-term investments, accounts receivable, note receivable, accounts payable, accrued expenses, and debt.  The carrying amounts of the Company’s financial instruments approximate their fair values as of December 31, 2008, due to their short-term nature.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, trade receivables, and note receivable.  The Company believes it has placed its demand deposits with high credit quality financial institutions.  As more fully described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies,” the Company’s short-term investments are comprised of an investment in the Primary Fund which is a money market fund that decreased below $1 per share and is currently being liquidated.  While management recognizes there is increased credit risk associated with this investment, management expects to receive substantially all of the company’s current holdings in the Primary Fund.  Concentrations of credit risk with respect to trade receivable are primarily focused on companies involved in the exploration and development of oil and natural gas properties.  The concentration is somewhat mitigated by the diversification of customers for which the Company provides services or partners with.  As is general industry practice, the Company typically does not require customers or joint venture partners to provide collateral.  No significant losses from individual customers or joint venture partners were experienced during the years ended December 31, 2008, 2007, or 2006.

During 2008 we entered into a note receivable as more fully described in Note 13 “Related Party Transactions”.  The Company believes the concentration of credit risk associated with this note receivable is sufficiently mitigated based on the collateral secured as part of this agreement.

NOTE 7.  ACQUISITIONS AND DISPOSITIONS

2008 New Albany Shale

North Knox

On December 1, 2008, the Company received proceeds of $25,794 in connection with the sale of a 45% working interest in the North Knox project.  The project is located in Knox County Indiana and covers approximately 129 net acres.

Release of Oil and Gas Leases

During November 2008, the Company received proceeds amounting to $15,375 and $3,183 for leases released in Spencer County and DeKalb Counties, Indiana respectively and covers approximately 440 net acres.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

New Albany Shale Exchange

On August 12, 2008, the Company exchanged 42,988 net acres located in the Lawrence, Knox, and Sullivan Counties, Indiana for 40,316 net acres located in Owen, Sullivan, Clay, Green, Lawrence, Washington, Jackson, and Orange Counties, Indiana.  As part of this transaction, the Company increased reserves by 1,232 mcfe and increased the Company’s working interest by 15.68%.

2008 Other

Dehydration Contactor and Regenerator Sale

On December 18, 2008, the Company sold a dehydration contactor and regenerator to Acadian Energy, LLC (related party more fully disclosed in Note 13 “Related Party Transactions”) for a purchase price of $15,368.

AOK Energy, LLC

As more fully disclosed in Note 13 “Related Party Transactions”, effective September 12, 2008, the Company sold all its membership interest in AOK Energy, LLC to Presidium Energy, LC for $15 million.

GeoPetra

In April 2008, the Company sold a 3.75% interest in the GeoPetra prospect for $79,322.  The interest covers approximately 285 net acres in St. Martin and Iberville Counties, Louisiana.

Other

During 2008, the Company received proceeds of $124,720 in connection with the sale of all its interest in five separate prospects.  The prospects were located in Benzie, Grand Traverse, Mecosta, Newaygo, and Oscoda Counties, Michigan and cover approximately 6,410 net acres.

2007 Michigan Antrim Shale

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

2007 New Albany Shale

Rex Energy Exercised Option to Acquire Interest in Oil and Natural Gas Leases

On September 7, 2007, Rex Energy Corporation exercised an option to acquire a 30% working interest in various undeveloped oil and natural gas leases located in the New Albany shale for approximately $1.1 million.  The interest in oil and gas leases covers approximately 70,324 (21,097 net) acres in Lawrence, Jackson, Washington, and Orange Counties, Indiana.

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

2007 Other

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

Kansas Project

On February 7, 2007, the Company entered into a Purchase and Sale Letter Agreement to sell to Harvest Energy, LLC all of the Company’s interest in various developed and undeveloped oil and natural gas properties located in Lane and Ness Counties, Kansas for approximately $1.0 million.  The properties included two net wells, 98 mmcfe in proven reserves, and approximately 23,110 net acres.  This transaction closed on March 9, 2007.

Other Investments

From time to time, the Company has acquired and disposed of legacy Cadence stock investments and non-core working interests. For the year ended December 31, 2007, the Company recognized minor stock investments valued at approximately $290,000 and disposed of non-core working interests and stock investments of approximately $490,000.

2006 New Albany Shale Sales

Wabash Project

On February 2, 2006, Aurora closed on two Purchase and Sale Agreements with respect to certain New Albany Shale acreage located in Indiana, commonly called the Wabash project. Aurora acquired 64,000 acres of oil and natural gas leases from Wabash Energy Partners, L.P. for a purchase price of $11.84 million. The Company was required to deposit into escrow for the seller $3.2 million.

Aurora then sold half its interest in a combined 95,000-acre lease position in the Wabash project to New Albany-Indiana, L.L.C. (“New Albany”), an affiliate of Rex Energy Operating Corporation, for a sale price of $10.5 million. Pursuant to the terms of this sales agreement, $3.5 million was placed in escrow by New Albany on behalf of the Company as a deposit until the closing in February 2006.

2006 Other

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

Bach

On October 6, 2006, the Company closed on the purchase of all assets of Bach Enterprises, Inc., certain assets owned by Bach Energy, LLC, and a limited liability company known as Kingsley Development LLC, forming Bach Services and Manufacturing Co., LLC (“Bach”). Bach is primarily an oil and natural gas service company. The Company has been working exclusively with Bach as a service business in Michigan for several years. Services they have provided include building compressors, CO2 removal, pipelines, and facility construction. The purchase price included common stock and cash.  The common stock issued was subject to a one-year lock-up period. In addition, the Company entered into five-year employment agreements with two principals of Bach who agreed not to compete during their employment and for a period of one year following termination of their employment.

NOTE 8.  DEBT

Short-Term Bank Borrowings

The Company had a $5.0 million revolving line of credit agreement with Northwestern Bank for general corporate purposes through October 15, 2007. The Company elected not to request an extension of this revolving line of credit beyond the expiration date of October 15, 2007.  Interest expense on the revolving line of credit for the years ended December 31, 2007, and 2006, was $32,873 and $0.3 million, respectively.

Northwestern Bank continues to provide letters of credit for the Company’s drilling program (as described in Note 12 “Commitments and Contingencies”).

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Short-Term Bank Borrowings – Bach Services & Manufacturing Co., L.L.C. (“Bach”), a wholly-owned subsidiary

Effective December 12, 2007, Bach obtained an increase in its borrowing capacity under the revolving line of credit from $0.5 million to $1.0 million with Northwestern Bank.  This revolving line of credit agreement is for general company purposes and is secured by all Bach’s personal property owned or hereafter acquired and is non-recourse to the Company.  Effective December 8, 2008, Bach extended the expiration maturity date of this revolving line of credit to December 1, 2009.  As part of the extension agreement, Bach’s maximum borrowings were reduced to $250,000.  The interest rate under the revolving line of credit is Wall Street Prime with a floor of 4.0% (effective rate of 4.0% at December 31, 2008) with interest payable in arrears.  Principal is payable at the expiration of the agreement.  Interest expense for the years ended December 31, 2008, 2007, and 2006, was $1,523, $3,082, and $2,166, respectively.

Mortgage and Notes Payable – Bach

Bach’s outstanding debt was as follows for the periods indicated:

Description of Loan	Date of Loan	Maturity Date	Interest Rate	Principal Amount Outstanding
Mortgages payable:
Land Mortgage	09/19/08	10/01/11	5.95%	$69,419
Building Mortgage	12/18/06	06/15/10	6.00%	356,435
Total mortgages payable				$425,854
Notes payable:
Vehicles	09/13/07 - 9/12/08	09/15/10 - 09/15/12	6.50% - 6.95%	$84,643
Equipment	07/03//08 - 10/02/08	07/03/13 - 10/03/13	5.00%	103,490
Total notes payable				$188,133

The obligations above are collateralized by the assets that are financed.

Bach’s interest expense was as follows for the periods indicated:

				Interest Expense
Description of Loan	Date of Loan	Maturity Date	Interest Rate	2008	2007	2006
Mortgages payable:
Land Mortgage	09/19/08	10/01/11	5.95%	$1,201	$-	$-
Building Mortgage	12/18/06	10/15/09	7.25%	21,787	20,657	5,352
Total mortgages payable				$22,988	$20,657	$5,352
Notes payable:
Vehicles	10/06/06	Paid	7.50%	$3,630	$6,006	$1,618
Equipment	10/06/06	Paid	5.50%	-	253	198
Vehicles	12/18/06	Paid	7.25%	2,461	4,158	-
Vehicles	04/23/07	Paid	7.00%	4,313	4,213	-
Vehicles	09/13/07-09/12/08	09/15/10-9/15/12	6.50% - 6.95%	3,980	424	-
Equipment	09/13/07-09/12/08	07/03/12-10/03/13	5.00%	2,366	-	-
Total notes payable				$16,750	$15,054	$1,816

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Mortgage Payable

On October 4, 2005, the Company entered into a mortgage loan from Northwestern Bank in the amount of $2,925,000 for the purchase of an office condominium and associated interior improvements. The security for this mortgage is the office condominium real estate. Effective February 14, 2008, the Company refinanced the existing loan by extending its maturity date through February 1, 2011. The payment schedule is principal and interest in 36 monthly payments of $21,969 with one principal and interest payment of $2,364,419 on February 1, 2011. The interest rate is 5.95% per year. As of December 31, 2008, the principal amount outstanding was $2.6 million.  Interest expense for the years ended December 31, 2008, 2007, and 2006, was $0.2 million, $0.1 million, and $0.1 million, respectively.

Note Payable – Directors and Officers Insurance

On November 13, 2006, the Company entered into a financing agreement with AICCO, Inc. to finance the insurance premium related to director and officer liability insurance coverage in the amount of $184,230.  This obligation was paid in full during August 2007.   Interest expense for the year ended December 31, 2007, was $2,546.

Senior Secured Credit Facility

On January 31, 2006, the Company entered into a $100 million senior secured credit facility with BNP and other lenders for drilling, development, and acquisitions, as well as other general corporate purposes.  In connection with the second term lien loan discussed below, the Company also agreed to the amendment and restatement of the senior secured credit facility, pursuant to which the borrowing base under the senior secured credit facility was increased from the then current authorized borrowing base of $50 million to $70 million effective August 20, 2007.  The amount of the borrowing base was based primarily upon the estimated value of the Company’s oil and gas reserves.  The borrowing base amount is redetermined by the lenders semi-annually on or about April 1 and October 1 of each year or at other times required by the lenders or at the Company’s request.  The required semi-annual reserve report may result in an increase or decrease in credit availability.  The security for this facility is substantially all of the Company’s oil and natural gas properties; guarantees from all material subsidiaries; and a pledge of 100% of the stock or member interest of all material subsidiaries.

The senior secured credit facility provides for borrowings tied to BNP’s prime rate (or, if higher, the federal funds effective rate plus 0.5%) or LIBOR-based rate plus 1.25% to 3.0% (increased range by 1.0% from 2.0% to 3.0% as a result of the forbearance agreement and amendment no. 1 to the senior secured credit facility dated June 12, 2008, more fully described in the following paragraphs) depending on the borrowing base utilization, as selected by the Company.  The borrowing base utilization is the percentage of the borrowing base that is drawn under the senior secured credit facility from time to time.  As the borrowing base utilization increases, the LIBOR-based interest rates increase under this facility.  As of December 31, 2008, interest on the borrowings including the Early Termination Notice liability more fully described in Note 6 “Risk Management Activities”, had a weighted average interest rate of 6.5%.  For the years ended December 31, 2008, 2007, and 2006, interest and fees incurred for the senior secured credit facility including the Early Termination Notice liability were $4.0 million, $2.7 million, and $2.3 million, respectively.  All outstanding principal and accrued and unpaid interest under the senior secured facility is due and payable on January 31, 2010.  The maturity date of the outstanding loan may be accelerated by the lenders upon occurrence of an event of default under the senior secured credit facility.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The senior secured credit facility contains, among other things, a number of financial and non-financial covenants relating to restricted payments (as defined), loans or advances to others, additional indebtedness, incurrence of liens, geographic limitation on operations to the United States, and maintenance of certain financial and operating ratios, including (i) maintenance of a minimum current ratio, and (ii) maintenance of a minimum interest coverage ratio.  Any event of default under the second lien term loan that accelerates the maturing of any indebtedness thereunder is also an event of default under the senior secured credit facility.

On June 6, 2008, BNP notified the Company that the syndication had redetermined the Company’s borrowing base to be $50 million.  As a result, there was a potential borrowing base deficiency of as much as $20 million.  According to the senior secured credit facility, the Company would be required to repay any deficiency in three equal monthly installments within 90 days following notification, subject to, among other things, the Company’s right to request an interim redetermination of the borrowing base.

On June 12, 2008 (but as of June 2, 2008), the Company and certain subsidiaries, as guarantors, entered into a forbearance agreement and amendment no. 1 to the senior secured credit facility (the “First Forbearance and Amendment Agreement”) with BNP and the syndication to address the Company’s failure to satisfy certain financial and non-financial covenants for the first quarter ended March 31, 2008.  In accordance with the First Forbearance and Amendment Agreement, BNP permanently waived any defaults or events of default resulting from the non-compliance with any covenant failures for any date of determination prior to and including March 31, 2008.  BNP also agreed to forbear and refrain from (i) accelerating any loans outstanding (including any borrowing base deficiency), (ii) exercising all rights and remedies, and (iii) taking any enforcement action under the senior secured credit facility or otherwise as a result of certain potential covenant defaults during the period from June 2, 2008, until August 15, 2008 (the “Standstill Period”), provided the Company complied with certain forbearance covenants (collectively, the “Forbearance Covenants”).  The First Forbearance Covenants were (i) the Company was required to deliver to the syndication on or before the twentieth business day of each month, a detailed monthly financial reporting package for the previous month that shall include account payables aging, working capital, monthly production reports, and lease operating statements, (ii) the Company was required to participate in monthly conference calls with the syndication during which a financial officer of the Company would provide the syndication with an update on restructuring and cost reduction efforts, and (iii) no later than August 14, 2008, the Company was required to execute (or cause to be executed) additional mortgages such that, after giving effect to such additional mortgages, the syndication will have liens on not less that 90% of the PV10 of all proved oil and gas properties evaluated in the reserve report most recently delivered prior to such date.  The First Forbearance and Amendment Agreement also increased the additional margin spread from 2.0% to 3.0% when electing a LIBOR-based borrowing rate.  From August 14, 2008 until the execution of a second forbearance agreement on February 12, 2009 more fully described in Note 17 “Subsequent Events,” the Company did not comply with a provision of the First Forbearance Covenants which required the Company to execute additional mortgages on not less than 90% of all the Company’s proved oil and gas properties.

On October 3, 2008, the Company received a notice of default from BNP with respect to the senior secured credit facility (the “Notice of Default).  The Notice of Default states that an event of default occurred under (1) Section 10.01(a) of the senior secured credit facility due to the Company’s failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million, (2) Section 10.01(g) of the senior secured credit facility due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (3) Section 10.01(f) of the senior secured credit facility due to the Company’s failure to pay the settlement amount of approximately $2.2 million ($0.6 million for natural gas derivatives and $1.6 million for interest rate derivative) by the due date of October 2, 2008, in connection with the Early Termination Notice, and (4) Sections 8.14, 8.18, and 9.01 of the senior secured credit facility and second lien term loan (cross default) due to the Company’s failure to comply with certain financial and non-financial covenants.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Notice of Default informed the Company, as of October 1, 2008, that the interest rate under the senior secured credit facility shall bear interest at the default rate of prime plus 3.0% thereby increasing the Company’s current interest rate under the senior secured credit facility by 2% to approximately 8.0% (6.25% at December 31, 2008).

The Company continues to engage in discussions with BNP and the syndication to restructure the Company’s debt.  Management recognizes that subject to the terms of the February 12, 2009 Second Forbearance Agreement more fully described in Note 17 “Subsequent Events,” the senior secured credit facility will be due and payable upon notification from BNP, and therefore the entire outstanding debt has been classified as a current liability on the accompanying December 31, 2008 balance sheet.  In addition to discussions with BNP and the syndication, management is also seeking alternative financing arrangements and opportunities for asset divestitures.  Upon expiration of the February 12, 2009 Second Forbearance Agreement, there is no assurance that BNP and the syndication will not accelerate or demand repayment of the senior secured credit facility or that management will be successful in restructuring the Company’s debt, finding alternative financing arrangements, or selling Company assets.

The Company has incurred deferred financing fees of $0.7 million with regard to the senior secured credit facility.  The deferred financing fees are being amortized on a straight-line basis over the remaining terms of the debt obligation.  Amortization expense was $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.  During 2008, the Company also incurred additional financing fees in the amount of $0.3 million in connection with the Forbearance and Amendment Agreement.  The additional financing fees were recorded as an increase to general and administrative expense.  In addition, the Company incurs various annual fees associated with unused commitment and agency fees which are recorded to interest expense.

Second Lien Term Loan

On August, 20, 2007, the Company entered into a second lien term loan agreement with BNP as the arranger and administrative agent, and several other lenders forming a syndication (the “Term Loan”).  During August 2008, the Company was notified that Laminar Direct Capital, LLC (“Laminar”) succeeded BNP as the arranger and administrative agent for the second lien term loan.  The initial term loan was $50 million for a 5-year term (expires 8/20/12) which may increase up to $70 million under certain conditions over the life of the loan facility.  The proceeds of the second lien term loan were used to repay the outstanding balance under the Company’s mezzanine financing with Trust Company of the West (“TCW”) and for general corporate purposes.  Interest under the second lien term loan is payable at rates based on the London Interbank Offered Rate (“LIBOR”) plus 950 basis points (increased from 700 basis points as a result of the forbearance agreement and amendment no. 1 to the second lien term loan dated June 12, 2008, more fully described in the following paragraphs) with a step-down of 25 basis points once the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation, depletion, amortization, and other non-cash charges is lower than or equal to a ratio of 4.0 to 1.0 on a trailing four quarters basis.  The Company has the ability to prepay the second lien term loan during the first year at a price equal to 103% of par, during the second year at a price equal to 102% of par, and thereafter at a price equal to 100% of par.

On June 12, 2008 (but as of June 2, 2008), the Company and certain subsidiaries, as guarantors, entered into a forbearance agreement and amendment no. 1 to the Term Loan (the “Term Loan Forbearance and Amendment Agreement”) with BNP and the syndication to address the Company’s failure to satisfy certain financial and non-financial covenants for the first quarter ended March 31, 2008.  In accordance with the Term Loan Forbearance and Amendment Agreement, BNP has permanently waived any defaults or events of default resulting form the non-compliance with any covenant failures for any date of determination prior to and including March 31, 2008.  BNP also agreed to forbear and refrain from (i) accelerating any loans outstanding, (ii) exercising all rights and remedies, and (iii) taking any enforcement action under the Term Loan or otherwise as a result of certain potential covenant defaults during the Standstill Period, provided the Company complies with the Forbearance Covenants, as applicable to the Term Loan.  As of December 31, 2008, the syndication for the Term Loan has liens on less than 90% of all the Company’s proved oil and gas properties, and the Company is therefore not in compliance with a Forbearance Covenant.  On August 15, 2008, the Term Loan Forbearance and Amendment Agreement expired without extension and therefore the syndication currently has the ability to exercise any or all of its rights and remedies under Term Loan.  The Term Loan Forbearance and Amendment Agreement also increased the interest rate payable from LIBOR-based plus 700 basis points to LIBOR-based plus 950 basis points.  The Term Loan Forbearance and Amendment Agreement also provided that in no event shall the LIBOR-based rate be less than 4.0%.  In addition, the Term Loan Forbearance and Amendment Agreement instituted a payment-in-kind (“PIK”) arrangement which has resulted in additional liability under the Term Loan amounting to $0.9 million for the year ended December 31, 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On October 6, 2008, the Company received a notice of default from Laminar with respect to the second lien term Loan (“the “Term Loan Notice of Default”).  The Term Loan Notice of Default states that an event of default occurred under (1) Section 10.01(g) of the second lien term loan due to the swap termination amount in connection with the Early Termination Notice exceeding $500,000, (2) Section 10.01(f) of the second lien term loan due to the Company’s failure to pay the settlement amount of approximately $2.2 million ($0.6 million for natural gas derivatives and $1.6 million for interest rate derivative) by the due date of October 2, 2008, in connection with the Early Termination Notice, (3) Sections 8.14, 8.18, and 9.01 of the second lien term loan and the senior secured  credit facility (cross default) due to the Company’s failure to comply with certain financial and non-financial covenants, and (4) Section 10.01(f) and (g) of the Term Loan due to the Company’s failure to pay the first of three principal borrowing base deficiency payments in the approximate amount of $6.6 million under Section 10.01(a) of the senior secured credit facility (cross default).  Laminar and the syndication under the second lien term loan cannot take any enforcement or similar actions against the Company or its property for at least 180 days beginning November 24, 2008 pursuant to the terms of the Intercreditor Agreement, dated August 20, 2007, between the second lien term loan syndication and the senior secured credit facility syndication.

The Term Loan Notice of Default also informed the Company, as of October 1, 2008, that the interest rate under the second lien term loan shall bear interest at the default rate thereby increasing the Company’s current interest rate under the Term Loan by 2% to approximately 15.5%.

Since the expiration of the Standstill Period, the Company continues to engage in discussions with Laminar and the syndication to restructure the Company’s debt.  The Company recognizes that the term loan is due and payable upon notification from Laminar after the expiration of the 180 days beginning November 24, 2008, and therefore the entire outstanding balance has been classified as a current liability on the accompanying December 31, 2008 balance sheet.  In addition to discussions with Laminar and the syndication, management is also seeking alternative financing arrangements and opportunities for asset divestitures.  There is no assurance that management will be successful in restructuring the Company’s debt, finding alternative financing arrangements, or selling Company assets in an amount sufficient to remedy the Company’s loan defaults.

For the years ended December 31, 2008 and 2007, interest and fees incurred for the second lien term loan was $6.7 million and $2.2 million, respectively.  The Company has also incurred deferred financing fees of $1.3 million with regard to the second lien term loan.  The deferred financing fees are being amortized on a straight-line basis over the remaining terms of the second lien term loan obligation.  Amortization expense for the second lien term loan is estimated to be $0.3 million per year through 2011.  Amortization expense was $0.3 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.  During 2008, the Company also incurred additional financing fees in the amount of $0.3 million in connection with the Term Loan Forbearance and Amendment Agreement.  The additional financing fees were recorded as an increase to general and administrative expense.  In addition, the Company incurred annual agency fees which are recorded to interest expense.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Scheduled principal maturities of long-term debt for each of the years succeeding December 31, 2008, are summarized as follows ($ in thousands):

Year		Amount

2009		$123,180
2010		518
2011		2,496
2012		28
2013		7
	Total	$126,229

Mezzanine Financing

Effective August 20, 2007, the Company’s subsidiary Aurora Antrim North, L.L.C. (“North”) terminated its Amended Note Purchase Agreement with TCW which provided $50 million in mezzanine financing.  As of the effective date, North had outstanding borrowing of $40 million. The interest rate was fixed at 11.5% per year, compounded quarterly, and payable in arrears.  TCW had limited the borrowing base, and the agreement contained a commitment expiration date of August 12, 2007.  Under the termination provisions, the Company was required to pay certain fees and prepayment charges associated with early termination.

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

For the years ended December 31, 2007, and 2006, interest and fees incurred for the mezzanine credit facility were $3.0 million and $4.7 million, respectively.  Since this agreement was terminated in 2007, no interest or fees were incurred during 2008.

NOTE 9.  SHAREHOLDERS’ EQUITY

Common Stock

2008

In June 2008, 350,000 shares of the Company’s stock were issued in connection with a stock grant awarded to the Company’s former Chief Financial Officer.  The original grant was for 500,000 and the Chief Financial Officer elected to forfeit 150,000 shares in exchange for the Company paying taxes associated with the stock award in the amount of $90,450.

During May 2008, the Board of Directors granted a special common stock award under the 2006 Stock Incentive Plan to each of the five non-employee directors totaling 250,000 shares, or 50,000 each, for past services rendered.  In addition, two of the non-employee directors were granted a special common stock award of an additional 15,000 shares each for services rendered on special projects.  Of the 280,000 total shares granted, 100,000 were issued during July 2008 and 180,000 were issued during August 2008.  Effective October 23, 2008, these awards were rescinded by agreement of the Company and those directors.

In January 2008 and April 2008, 500,000 common stock options were exercised in each month totaling 1,000,000 shares exercised during 2008 by an outside party at an exercise price of $0.625 per share.  The Company received $0.6 million in connection with these exercises.

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

In December 2006, three officers of the Company rescinded option exercises for 600,000 shares each. The option exercise price of $249,000 was returned to each of these officers, and in exchange each officer surrendered 600,000 shares of common stock.

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

Common Stock Warrants

The following table provides information related to stock warrant activity for the years ended December 31 ($ in thousands):

	2008	2007	2006
	Number of Shares Underlying Warrants	Number of Shares Underlying Warrants	Number of Shares Underlying Warrants
Outstanding at the beginning of the period	1,952	2,080	19,698
Granted	-	-	-
Exercised under early exercise program	-	-	(13,183)
Exercised	-	(78)	(3,590)
Forfeitures and other adjustments	-	(50)	(845)
Outstanding at the end of the period	1,952	1,952	2,080

As of December 31, 2008, these common stock warrants had an average remaining contractual life of one month and weighted average exercise price per share of $1.74.  As the lowest exercise price per share is $0.75, the Company does not expect any of the warrants to be exercised.

NOTE 10.  INCOME TAXES

Income tax expense (benefit) for the years ended December 31 consists of the following ($ in thousands):

For the Years Ended December 31,	2008	2007	2006
Current taxes	$100	$-	$184
Deferred taxes	(33,097)	(7,875)	1,862
Less: change in valuation allowance	33,097	7,875	(1,862)
Net income tax expense (benefit)	$100	$-	$184

The effective income tax rate for the years ended December 31 differs from the U.S. federal statutory income tax rate due to the following (in thousands):

For the Years Ended December 31,	2008	2007	2006
Tax at federal statutory income tax rate	$(36,504)	$(1,504)	$(661)
State income taxes	100	-	184
Adjustment of estimated income tax provision of prior years (a)	3,407	(6,371)	2,523
Change in valuation allowance	33,097	7,875	(1,862)
Net income tax expense (benefit)	$100	$-	$184

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(a)  2006 adjustment of estimated income tax provision of prior year is due primarily to intangible costs that were expensed in 2005 calculation but capitalized and amortized in actual 2005 tax return.  2007 adjustment of estimated income tax provision of prior year is due primarily to a 2006 revision to the method of tax accounting treatment for stock options which lead to a significant change in the net operating loss carryover. 2008 adjustment of estimated income tax provision of prior year is due primarily to the impairment loss recognized as an expense during 2008 related to goodwill having no tax basis and previously treated as a permanent difference between book and tax amounts, reduced by revisions to the tax basis of oil and gas properties which lead to changes in the net operating loss carryover.

The components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2008	2007	2006
Deferred tax assets:
Net operating loss carryover	$40,916	$28,926	$11,661
Stock options	2,177	1,612	928
Section 1231 carryover	-	109	-
Capital loss carryover	-	-	33
Contribution carryover	8	-	-
Less valuation allowance	(41,502)	(8,405)	(530)
Deferred tax assets, net	1,599	22,242	12,092

Deferred tax liabilities:
Excess assigned acquisition value	-	(4,165)	(4,339)
Intangible drilling costs and other	(1,599)	(18,077)	(7,753)
Deferred tax liabilities, net	(1,559)	(22,242)	(12,092)

Net deferred tax assets (liabilities)	$-	$-	$-

The Company has net operating loss carryforwards available to offset future federal taxable income of approximately $120.0 million, which expire from 2010 through 2028.  During October 2005, the Company (formerly Cadence) acquired Aurora Energy, Ltd. (“Aurora”) through the wholly-owned subsidiary with and into Aurora.  As a result of the merger, Aurora became a wholly owned subsidiary.  Included in this amount is a pre-merger net operating loss carryforward incurred by Cadence of approximately $17.0 million.  The valuation allowance increased (decreased) by approximately $5.8 million, $7.9 million, and $(1.9) million as of December 31, 2008, 2007, and 2006, respectively.  Due to the net operating loss carryforwards, no federal income tax expense was recorded in 2008, 2007, and 2006.

NOTE 11.  COMMON STOCK OPTIONS

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

In 2004, Cadence’s Board of Directors adopted, and the shareholders approved, a 2004 Equity Incentive Plan.  This plan provides for the grant of options or restricted shares for compensatory purposes for up to 1,000,000 shares of common stock. The number of shares issued or subject to options issued under this plan total 910,500. The maximum term of options granted is 10 years. The Company does not currently intend to make any further awards under this plan, however, the plan continues to exist, and the Company may decide to use it in the future.

In March 2006, the Company’s Board of Directors adopted, and, in May 2006, shareholders approved, the 2006 Stock Incentive Plan. This Plan provides for the award of options or restricted shares for compensatory purposes for up to 8,000,000 shares. The purpose of the Plan is to promote the interests of the Company by aligning the interests of employees (including directors and officers who are employees) of the Company, consultants, and non-employee directors of the Company and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. The maximum term for options granted is 10 years.

Activity related to the stock option plans referenced above was as follows (shares in thousands):

For the Years Ended December 31,	2008	2007	2006

Options outstanding at beginning of period	2,873	3,432	1,805
Options granted	3,000	185	2,728
Options exercised	(163)	(353)	(593)
Options forfeited and other adjustments	(1,533)	(391)	(508)
Options outstanding at end of period	4,177	2,873	3,432

The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

	2008	2007	2006

Risk-free interest rate	3.68%	4.67%	4.1%
Expected years until exercise	6.0	3.25-6.0	2.5-6.0
Expected stock volatility	76.38%	71.41%	41%
Dividend yield	0%	0%	0%

All Stock Options

In addition, Cadence awarded compensatory options and warrants totaling 30,280 on an individualized basis that was considered outside the awards issued under its 2004 Equity Incentive Plan. Aurora also issued options and warrants totaling 1,400,000 on an individualized basis that was considered outside the awards issued under its 1997 Stock Option Plan and Equity Compensation Plan for Non-Employee Directors.  Of the 1,400,000 options and warrants issued, 431,000 shares remain outstanding as of December 31, 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Activity with respect to all stock options is presented below for the years ended December 31, 2008, 2007, and 2006 (shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at the beginning of period	4,304	$2.25	4,863	$2.23	6,448	$0.72
Options granted	3,000	0.75	185	3.35	2,728	3.89
Options exercised	(1,163)	0.59	(353)	0.56	(3,801)	0.67
Forfeitures and other adjustments	(1,533)	1.37	(391)	4.10	(512)	3.65
Options outstanding at end of period	4,608	1.99	4,304	$2.25	4,863	$2.23

Exercisable at end of period	2,582	$2.62	2,941	$1.56	2,776	$1.01

Weighted average fair value of options granted during the period	$0.52		$1.20		$3.85

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  Since the exercise price of all stock options is greater than the current market value, no intrinsic value exists for options outstanding at December 31, 2008.

The weighted average remaining life by exercise price as of December 31, 2008, is summarized below (shares in thousands):

Range of Exercise Prices	Outstanding Shares	Weighted Average Life	Exercisable Shares	Weighted Average Life

$0.38 - $0.63	733	2.2	733	2.2
$0.75	1,750	9.4	-	-
$1.75 - $2.55	385	4.1	363	3.9
$2.90 - $3.62	1,308	2.0	1,151	2.0
$4.45 - $4.70	432	5.1	335	5.0
$0.38 - $4.70	4,608	5.3	2,582	2.7

 NOTE 12.  COMMITMENTS AND CONTINGENCIES

Environmental Risk

Due to the nature of the oil and natural gas business, the Company is exposed to possible environmental risks. The Company manages its exposure to environmental liabilities for both properties it owns as well as properties to be acquired.  Management believes that the Company is in substantial compliance with all currently applicable environmental laws and regulations.

In 2007, the State of Michigan, Department of Environmental Quality (“DEQ”) instituted a water sampling and monitoring requirement for wells north of a line of demarcation that includes most of the Company’s Antrim projects.  The drilling permits for new wells in this area require produced water monitoring and reporting of gas and water volume and water quality.  If the water produced by a well has levels of chloride or total dissolved solids concentration below specified levels, the Company may be required to shut-in the well.  If such wells cannot be remediated so that fresh water is no longer produced, the Company may be required to plug such wells.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In September 2007, the DEQ collected and analyzed water samples from certain wells in the Arrowhead, Blue Chip, and Gaylord Fishing Club projects.  On January 31, 2008, management met with the DEQ to review the analyses.  Since the water composition in most of the wells fell within the range deemed by the DEQ to be fresh water, the DEQ requested that the Company plug six wells, plug or remediate an additional 15 wells, and collect water samples from the remaining wells that had not been previously sampled.  Management agreed to plug five of the six wells requested and collected a new round of water samples from each requested well for additional analysis.

In September 2008, the Company received a notice of violation from the DEQ requesting a proposal from management to plug 25 wells in the Arrowhead and Blue Chip projects.  Five of the wells listed on this notice had been agreed to during the January 31, 2008 meeting and were plugged during 2008.  In December 2008, management met again with the DEQ to discuss the remaining wells.  Management agreed to shut-in three additional wells bringing total shut-in wells to 13, and continue to provide water samples for the remaining wells for further analysis.  Management is expected to meet again with the DEQ in March 2009 to discuss the results.  There is no assurance that the Company will not be required to plug the remaining wells in the Arrowhead project.  If the Company is required to plug the remaining wells, operations are not expected to be materially impacted as most of these wells are uneconomic and plugging costs are estimated to be $12,000 per well.

Letters of Credit

For each salt water disposal well drilled in the State of Michigan, the Company is required to issue a letter of credit to the Michigan Supervisor of Wells. The Supervisor of Wells may draw on the letter of credit if the Company fails to comply with the regulatory requirements relating to the locating, drilling, completing, producing, reworking, plugging, filling of pits, and clean up of the well site. The letter of credit or a substitute financial instrument is required to be in place until the salt water disposal well is plugged and abandoned. For drilling natural gas wells, the Company is required to issue a blanket letter of credit to the Michigan Supervisor of Wells. This blanket letter of credit allows the Company to drill an unlimited number of natural gas wells. The majority of existing letters of credit have been issued by Northwestern Bank of Traverse City, Michigan, and are secured only by a Reimbursement and Indemnification Commitment issued by the Company, together with a right of setoff against all of the Company’s deposit accounts with Northwestern Bank. At December 31, 2008, letters of credit in the amount of $0.8 million were outstanding with the majority issued to the Michigan Supervisor of Wells.

Employment Agreement

Ronald E. Huff resigned as President, Chief Financial Officer and Director of AOG effective January 21, 2008. The Company had a 2-year Employment Agreement with Mr. Huff, providing for an annual salary of $200,000 per year and an award of a stock bonus in the amount of 500,000 shares of the Company’s common stock on January 1, 2009, so long as he remained employed by the Company through June 18, 2008, which required the Company to record approximately $2.1 million in stock-based compensation expense over the contract period.  The Company paid Mr. Huff the compensation provided for in the employment agreement through June 18, 2008.  This agreement was modified to accelerate the award of Mr. Huff’s stock bonus in the amount of 500,000 shares of common stock from January 1, 2009, to June 18, 2008.  As a result of the acceleration, $0.5 million was recorded as stock-based compensation during the year ended December 31, 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Retention Bonus

On September 19, 2007, the Company announced that it had retained Johnson Rice & Company, L.L.C. to assist the Board of Directors with investigating strategic alternatives for the Company.  The Board of Directors of the Company has approved a retention bonus arrangement to encourage certain key officers and employees to remain with the Company through the completion of the Company’s review of potential strategic alternatives.  The services of Johnson Rice & Company, L.L.C. were concluded on March 7, 2008.  For the year ended December 31, 2008, the Company paid $0.3 million for retention bonuses.

Letter of Intent

On January 10, 2008, the Company signed a non-binding Letter of Intent to acquire Acadian Energy, LLC (“Acadian”).  John E. McDevitt (former President and Chief Operating Officer, through a controlled entity) and Gilbert A. Smith (current President) are the only members of Acadian (60% and 40%, respectively).  The Letter of Intent was terminated on October 1, 2008, and as a result Acadian acquisition costs initially capitalized in the amount of $0.2 million were recorded as a general and administrative expense as of December 31, 2008.  In addition, all amounts paid on behalf of Acadian by the Company pursuant to the operating agreements more fully described in Note 13 “Related Party Transactions” have been repaid to the Company with the exception of $21,899 which has been recorded as a receivable at December 31, 2008.

Oak Tree Joint Venture

In March 2006, the Company entered into a Joint Venture Agreement covering the acquisition and development of oil and gas leases in an Area of Mutual Interest (“AMI”) in Oklahoma.  The Company’s joint venture partner is the manager of the leasing program and is designated as Operator for the AMI.  In March 2008, the Company’s joint venture partner filed a complaint alleging breach of contract and unjust enrichment, seeking a declaratory judgment to terminate the Joint Venture Agreement and to rescind the assignment of leases to the Company’s subsidiary, AOK Energy, LLC.  As a result of the Company’s Purchase and Sale Agreement more fully described in Note 13 “Related Party Transactions,” on September 23, 2008, the joint venture partner dismissed all claims associated with this complaint.

General Legal Matters

The Company is currently involved in various disputes incidental to its business operations.  Management, after consultation with legal counsel, is of the opinion that the final resolution of all currently pending or threatened litigation is not likely to have a material adverse effect on our consolidated financial position results of operations, or cash flows.

South Knox Loss

The Company operates various wells located in the South Knox project.  During August 2008, the facility located in the South Knox project experienced a fire which incurred approximately $0.4 million in damages.  Insurance claims have been submitted for the entire $0.4 million.  The Company has a $25,000 deductible and has received full reimbursement of the amount of damages net of the deductible with the exception of $18,000.  The Company anticipates receipt of the outstanding $18,000 in 2009.

Equipment Sale - Leaseback Agreement

Effective June 21, 2007, the Company entered into an agreement with Fifth Third Bank to sell and leaseback three natural gas compressors, which were accounted for as an operating lease. The net carrying value of the natural gas compressors sold was $1.2 million. Because the net carrying value of the natural gas compressors was equal to the sales price, there was no gain or loss recognized on the sale. The lease agreement has a base lease term of 84 months with a monthly rental fee of $13,610 beginning July 1, 2007.  Effective June 26, 2008, Fifth Third Bank sold one of the compressors and released the Company of its obligation for this compressor.  As a result of the sale and release, the monthly rental fee was adjusted to $8,713.  For the year ended December 31, 2008, total rental expense incurred by the Company under this lease was $0.1 million.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Effective December 19, 2007, the Company entered into an agreement with Fifth Third Bank to sell and leaseback eleven natural gas compressors for $2.7 million. Under the agreement, the Company is leasing back the property over a base lease term of 60 months with a monthly rental fee of $37,110 beginning January 1, 2008. The Company is accounting for the leaseback as an operating lease. The gain of $0.7 million realized in this transaction has been deferred and will be amortized to income in proportion to rent charged over the term of the lease. At December 31, 2008, the long-term portion of the deferred gain is shown on the Company’s Balance Sheet as “Other long-term liabilities” in the amount of $0.4 million and as “Accounts payable and accrued liabilities” for the short-term portion of $0.1 million.  For the year ended December 31, 2008, total rental expense incurred by the Company under this lease was $0.4 million.

The minimum lease payments required by both leases are as follows ($ in thousands):

Year	Amount
2009	$550
2010	550
2011	550
2012	550
2013	105
Thereafter	52
$2,357

NOTE 13.  RELATED PARTY TRANSACTIONS

Presidium Energy, LC

AOK Energy LLC Purchase and Sale Agreement

In March 2006, the Company entered into a joint venture agreement with certain unrelated parties.  The joint venture covered the acquisition and development of oil and gas leases in various counties located in Oklahoma.  The joint venture project was known as the “Oak Tree Project.”  The Company participated in the joint venture through a wholly owned subsidiary, AOK Energy, LLC (“AOK”).  Effective March 28, 2008, the Company entered into an Agreement for the Purchase and Sale of Limited Liability Company Memberships with Presidium, which is wholly owned and operated by John V. Miller, who served as the Company’s Vice President from November 1, 2005, until he resigned on February 29, 2008.  Under the terms of the agreement, the Company would sell to Presidium all of the outstanding member interests in AOK for a purchase price that included the payment by Presidium of certain liabilities that the operator alleged were owed by the Company to other participants in the joint venture, a cash payment to the Company in the amount of $10,500,000, and an assignment to the Company of a 3% overriding royalty in certain leases in the Oak Tree Project.

Effective July 21, 2008, the Company amended the Purchase and Sale of Limited Liability Company Memberships with Presidium (the “First Amendment”) to extend Presidium’s exclusive right to purchase all of the outstanding member interests in AOK until September 15, 2008.  In exchange for the extension, Presidium made a $2.0 million non-refundable payment to the Company.

Effective on September 12, 2008, the Company amended the Purchase and Sale of Limited Liability Company Memberships with Presidium (the “Second Amendment”) increasing the purchase price to $15,000,000.  The Second Amendment also required Presidium to pay another $1,000,000 in cash and execute a promissory note in the amount of $12,000,000 (“Promissory Note”).  In order to induce the Company to enter into the Second Amendment, Mr. Miller granted the Company an option to buy up to one million membership units in Presidium for the sum of $0.50 per unit during the period from six months to five years after closing.  If the Promissory Note is repaid in full within the first six months after closing, the Company’s option to purchase units in Presidium is null and void.  The sale of the membership interest closed effective September 15, 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the terms of the Promissory Note, Presidium is required to make monthly interest only payments calculated at the lesser of the maximum rate allowed by law or 9.0%. As security for repayment of the Promissory Note, Presidium granted a first priority security interest in all of AOK interests and delivered mortgages on all oil and gas leases Presidium holds or will acquire in the Oak Tree Project.  In the event Presidium plans to drill a well in the Oak Tree Project, a principal payment on the Promissory Note equal to the amount of $400 per net acre of leases to be included in the drilling unit must be submitted to the Company in order for the Company to subordinate any mortgages held on leases that fall within the drilling unit.  Presidium shall be entitled to have outstanding mortgage subordinations for no more than five undrilled well sites at any one time.  The entire outstanding principal balance along with all accrued interest is due September 10, 2010.  For the year ended December 31, 2008, the Company recorded $0.3 million of interest income related to the Promissory Note.

Consulting Agreement and Other

Effective May 20, 2008, the Company entered into a consulting agreement with Presidium in which the Company agreed to provide Presidium services in connection with certain oil and gas leasing, exploration, development, and business projects.  This agreement expired December 31, 2008.  For the year ended December 31, 2008, the Company billed Presidium $0.1 million for services rendered.

In the normal course of business the Company engages in certain operational transactions with Presidium.  For the year ended December 31, 2008, the Company sold inventory to Presidium in the amount of $0.1 million and billed Presidium for lease bonus extensions in the amount of $0.1 million.

Acadian Energy, LLC

Operating Agreements

Subsequent to the Company executing a Letter of Intent with Acadian as more fully described in Note 12 “Commitment and Contingencies”, on June 24, 2008, the Company entered into an agreement with Acadian to provide funding to maintain and preserve the value of Acadian’s properties located in the State of Indiana pending the Company’s acquisition of Acadian. The Company agreed to advance approximately $83,000 pursuant to an authority for expenditure to be used for the purpose of bringing wells into compliance with the requirements of the State of Indiana and if practical, into production.  The Company also agreed to pay certain legal expenses on behalf of Acadian in connection with the proposed acquisition of Acadian.  The agreement also stated if the Company did not acquire Acadian or its assets by October 1, 2008, Acadian would be required to reimburse the Company for the entire amount advanced no later than October 1, 2009.

Effective April 1, 2008, the Company entered into an agreement with Acadian to provide oil and gas operating services on properties located in the State of Indiana.  This agreement expired December 31, 2008. Under the terms of the agreement, the Company was not entitled to monetary consideration.  Services were performed to maintain the value of the properties prior to transfer of ownership from Acadian to the Company.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the year ended December 31, 2008, the Company incurred expenses in the amount of $0.1 million under the operating agreements with Acadian.  Due to the termination of the Letter of Intent agreement with Acadian more fully described in Note 12 “Commitments and Contingencies”, amounts incurred on behalf of Acadian in the amount of $0.1 million were reimbursed at December 31, 2008 with the exception of $21,899 which has been recorded as a receivable at December 31, 2008.

Simple Financial Solutions, Inc.

Consulting Agreements

Effective January 22, 2008, Barbara E. Lawson was named Chief Financial Officer of the Company.  Simple Financial Solutions, Inc., which is owned and operated by Ms. Lawson’s spouse, provides consulting services on a continuous basis to the Company including Bach Services and Manufacturing Co., LLC, a Company subsidiary.  For the year ended December 31, 2008, Simple Financial Solutions, Inc. billed the Company $0.1 million for services rendered.

Effective May 1, 2008, the Company entered into a month-to-month agreement with Simple Financial Solutions, Inc. to provide professional services for a subsidiary of the Company, Hudson Pipeline & Processing CO., LLC (“HPPC”).  On a monthly basis, Simple Financial Solutions, Inc. will be paid 2% of the gross revenues of HPPC and 3.5% of the net income to HPPC before compensation.  Certain revenue resulting from gas transportation will be excluded from the calculations.  For the year ended December 31, 2008, the Company paid $0.1 million for services received from Simple Financial Solutions, Inc. pursuant to this HPPC agreement.

Disposition of Membership Interest

Effective June 28, 2008, Lawson & Kidd, LLC purchased a 2.5% membership interest in HPPC for $0.1 million.  Lawson & Kidd, LLC is solely owned by Barbara E. Lawson who is the Company’s Chief Financial Officer and Ms. Lawson’s spouse.  Lawson & Kidd, LLC’s interest will increase to 5% upon HPPC receiving income equal to 125% of total costs spent on construction of the pipelines owned and operated by HPPC.  For the year ended December 31, 2008, the Company received $0.1 million in capital call contributions from Lawson & Kidd, LLC and paid Lawson & Kidd, LLC total distributions in the amount of $20,002.  As more fully described in Note 17 “Subsequent Events,” the Company repurchased the 2.5% membership interest in HPPC from Lawson & Kidd, LLC during March 2009.

Other

Consulting Agreements

Effective August 15, 2008, the Company entered into a consulting agreement with Richard M. Deneau to provide advice and services at an hourly rate of $125 (not to exceed $1,000 per day) in connection with management’s negotiations with the Company’s existing bankers and the creation and maintenance of new banking relationships.  Mr. Deneau is the brother of the Company’s Chief Executive Officer and has served as an affiliated director of the Company since 2005.  For the year ended December 31, 2008, the Company paid $45,500 for consulting services received from Mr. Deneau.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Working Interest in Certain Projects

Effective May 30, 2007, the Board of Directors named John C. Hunter as Vice President of Exploration and Production.  He has worked for AOG since 2005 as Senior Petroleum Engineer.  Prior to that, Mr. Hunter was instrumental in certain projects associated with the Company’s New Albany shale play.  Over a series of agreements with the Company, Mr. Hunter (controlling member of Venator Energy, LLC) has acquired 1.25% working interest in certain leases.  The leases cover approximately 132,600 acres (1,658) net in certain counties located in Indiana.  The 1.25% carried working interest shall be effective until development costs exceed $30 million.  Thereafter, participation may continue as a standard 1.25% working interest owner.  The Company is entitled to recovery of 100% of development costs (plus interest at a rate of 6.75% per annum compounded annually) from 85% of the net operating revenue generated from oil and gas production developed directly or indirectly in the area of mutual interest covered by the agreement.  As of December 31, 2008, there is no production associated with this working interest, and development costs were approximately $13.3 million.

Effective July 1, 2004, Aurora Energy, Ltd., (“AEL”), entered into a Fee Sharing Agreement with Mr. Hunter as compensation for bringing Bluegrass Energy Enhancement Fund, LLC (“Bluegrass”) and AEL together for the development of the 1500 Antrim and Red Run projects in Michigan.  At this time, AEL (which has since merged into the Company) and Bluegrass have discontinued leasing activities in both projects.  In the 1500 Antrim project there are 23,989.41 acres. Mr. Hunter’s carried working interest share of 0.8333% is approximately 199.95 net acres.  The carried working interest relates to the first 55 wells that are drilled in the area of mutual interest.  Thereafter, Mr. Hunter would pay his proportionate share of working interest expenses.  Currently, there are no producing wells.  The Red Run project contains 12,893.64 acres.  Mr. Hunter’s carried working interest share of 0.8333% is approximately 107.44 net acres.  The carried working interest relates to the first 55 wells that are drilled in the area of mutual interest.  Thereafter, Mr. Hunter would pay his proportionate share of working interest expenses.  Currently, there are three wells permitted for the Red Run project and one well was temporarily abandoned.

NOTE 14.  RETIREMENT BENEFITS

401(k) Plan

Effective May 1, 2006, the Company established a qualified retirement plan referred to as the Aurora 401(k) Plan (the “Plan”). The Plan is available to all employees who have completed at least 1,000 hours of service over their first 12 consecutive months of employment and are at least 21 years of age. Effective July 1, 2006, the Company waived the age and service requirements for any employee employed by the Company on or before July 1, 2006. The Company may provide: (1) discretionary matching of employee contributions; (2) discretionary profit-sharing contributions; and (3) qualified nonelective contributions to the Plan. Company-provided contributions are subject to certain vesting schedules. For the years ended December 31, 2008, 2007, and 2006, the Company contributed $53,148, $66,211, and $42,350, respectively, as a discretionary matching contribution.  Of the $53,148 discretionary matching contribution for 2008, $10,478 is attributable to forfeitures and $42,670 is attributable to cash contributions by the Company.  No forfeitures occurred during 2007 or 2006.

NOTE 15.  FOURTH QUARTER ADJUSTMENTS—2006

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

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the fourth quarter of 2006, the Company modified its approach to estimating oil and natural gas depreciation, depletion and amortization (“DD&A”). The Company’s original accounting approach was to amortize all capitalized costs of oil and natural gas properties considered proven developed, on the unit-of-production method using estimates of proven developed reserves. However, applicable accounting principles and related guidance provides that capitalized costs of oil and natural gas properties can be amortized on a unit-of-production method based on all proved oil and natural gas reserves.  As of December 31, 2006, all of the Company’s proven reserves were evaluated by an independent petroleum engineering group which resulted in an 89 bcfe increase in proved reserves associated with the full cost pool. This change in estimate from proven developed reserves to proven reserves as well as an updated reserve report resulted in a reduction of $2.7 million in oil and natural gas depreciation, depletion and amortization.

NOTE 16.  SELECTED QUARTERLY DATA (Unaudited)

The following table shows financial data for 2008, 2007, and 2006 ($ in thousands except for share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Operating revenues (a)	$6,790	$7,719	$9,154	$5,301
Operating income (b)	$1,458	$2,120	$2,293	$(351)
Net (loss) income	$(1,181)	$(703)	$(16,695)	$(88,785)

Basic net earnings per share	(0.01)	(0.01)	(0.16)	(0.86)
Diluted net earnings per share	(0.01)	(0.01)	(0.16)	(0.86)

2007
Operating revenues (a)	$6,248	$6,820	$7,205	$7,633
Operating income (b)	$1,531	$2,232	$2,876	$2,672
Net (loss) income	$(740)	$229	$(3,254)	$(657)

Basic net earnings per share	(0.01)	(0.00)	(0.03)	(0.01)
Diluted net earnings per share	(0.01)	(0.00)	(0.03)	(0.01)

2006
Operating revenues (a)	$5,529	$(5,655)	$5,313	$5,710
Operating income (b)	$2,024	$2,362	$1,613	$1,476
Net (loss) income	$(939)	$(1,185)	$(2,086)	$2,091

Basic net earnings per share	(0.01)	(0.01)	(0.03)	(0.02)
Diluted net earnings per share	(0.01)	(0.01)	(0.03)	(0.02)

(a)	Includes oil and natural gas sales, pipeline transportation and processing, and field services and sales.

(b)	Includes production taxes, production and processing operating expenses, field services expenses, and general and administrative expenses.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 17.  SUBSEQUENT EVENTS

On February 12, 2009, the Company and certain subsidiaries, as guarantors, entered into a forbearance agreement to the senior secured credit facility (the “Second Forbearance Agreement”) with BNP Paribas (“BNP” or the “Administrative Agent”) and the syndication.  In accordance with the Second Forbearance Agreement, during the period from December 31, 2008 until April 30, 2009 (the “Second Forbearance Period”), BNP will forbear and refrain from (i) accelerating any loans outstanding and (ii) taking any other enforcement action under the senior secured credit facility at law or otherwise as a result of designated defaults or potential defaults, provided the Company complies with the forbearance covenants (collectively, the “Second Forbearance Covenants”).

A summary of the Second Forbearance Covenants is as follows: (i) the Company shall retain and employ a financial advisor, (ii) the Company shall deliver to the Administrative Agent an initial detailed budget on or before February 20, 2009, and provide subsequent monthly updates, (iii) the Company shall deliver to the Administrative Agent prior week aggregated cash balances on or before the last business day of the current week, (iv) no later than February 23, 2009, the Company will execute (or cause to be executed) additional mortgages and no later than February 18, 2009, the Company will execute  (or cause to be executed) other security instruments such that, after giving effect to such additional mortgages and other security instruments, the syndication will have liens on 100% of all oil and gas properties, promissory notes, all significant overriding royalties, and all significant farmout agreements prior to such date, (v) the Company must obtain prior written approval of the Administrative Agent to farmout any assets or sell any assets for more than $200,000; (vi) the Company shall provide the Administrative Agent notice of any unwritten or written expressions of interest with respect to the purchase of assets of the Company or any of its subsidiaries for an amount in excess of $2.0 million, (vii) the Company and its financial advisor shall participate in weekly conference calls with the Administrative Agent and the syndication during which a financial officer of the Company must provide updates on restructuring, sale prospects, and cost reduction efforts, (viii) the Company must deliver to the Administrative Agent copies of any detailed audit reports, management letters, or recommendations submitted to the board of directors, (ix) no later than February 28, 2009, the Company must deliver a restructuring plan to resolve the borrowing base deficiency, (x) the Company must maintain a liquidity position of at least $4.0 million during Second Forbearance Period, and (xi) no later than February 23, 2009, the Company must obtain the consent of the second lien term loan syndication for the Company to defer until no earlier than the termination of the Second Forbearance Period, payment of the scheduled interest payment currently payable to the second lien term loan syndication on February 24, 2009.

The Company’s failure to comply with the Second Forbearance Covenants will terminate the Second Forbearance Agreement and allow the syndication to exercise any or all of their rights and remedies purportedly provided to them under the senior secured credit facility.

On February 18, 2009, the Company executed the mortgages, security agreement and pledge agreements necessary to provide the senior secured credit facility lenders a first secured lien on substantially all of the Company’s oil and gas properties not previously pledged to them. The Company has also complied with the other Second Forbearance Covenants, except that the Company has not obtained the consent of the second lien lenders to defer payment of the $1.6 million interest payment scheduled to be paid by the Company on the second lien term loan on February 24, 2009.  The Company has received correspondence from BNP dated February 27, 2009 indicating that the first lien lenders agree not to declare a forbearance termination event as a result of the Company’s failure to obtain the consent of the second lien lenders to defer payment of the interest scheduled to be paid on February 24, 2009, as long as the Company does not actually make the interest payment during the Second Forbearance Period.  The Company has recorded the $1.6 million interest payment owed to the second lien lenders as a liability included with the second lien term loan obligation.  As more fully described above, Laminar and the second lien term loan syndication cannot take any enforcement or similar actions against the company’s property for at least 180 days beginning November 24, 2008.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During March 2009, the Company repurchased a 2.5% membership interest in HPPC from Lawson & Kidd, LLC for $0.1 million and is pursuing the repurchase of the remaining outside interest in HPPC.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited)

Supplemental Reserve Information.  The information set forth below on our proved oil and natural gas reserves is presented in accordance with regulations prescribed by the Securities and Exchange Commission.  The Company retained the service of an independent petroleum consultant, Data & Consulting Services, Division of Schlumberger Technology Corporation (“Schlumberger”), to estimate its proved natural gas reserves at December 31, 2008, 2007, and 2006.  Included in the tables set forth below are proved oil and natural gas reserves located in Michigan that were acquired as a separate property acquisition early in 2006 which were estimated by Netherland, Sewell & Associates, Inc.

The Company emphasizes that reserve estimates are inherently imprecise and strictly technical judgments.  The accuracy of any reserve estimate is a function of the quality of data available and of the engineering and geological interpretations.  The reserve estimates presented below are believed reasonable, however, they are estimates only and should be accepted with the understanding that reservoir performance subsequent to the date of the estimate may justify their revision as future information becomes available.  Accordingly, these estimates are expected to change and such changes could be material and occur in the near term as future information becomes available.

Reserves were assigned to the proved developed producing, proved non-producing, and proved undeveloped reserve categories.  Oil and gas reserves by definition fall into one of the following categories:  proved, probable, and possible.  The proved category is further divided into developed and undeveloped.  The developed reserve category is even further divided into the appropriate reserve status subcategories of producing and non-producing.  The reserves and income attributable to the various reserve categories below have not been adjusted to reflect the varying degrees of risk associated with them.

A majority of the undeveloped properties in the proved category are within fields containing complete infrastructure (including a central production facility and gathering system), an existing gas market and a demonstrated history of production and sales.  All estimates of capital expenditures were supplied by the Company.  A formal inspection of the Company’s financial status was not made by Schlumberger and Schlumberger assumes that the Company’s capital expenditures will proceed as planned.  The Company’s capital expenditures are dependent on restructuring its current debt or securing alternative financing arrangements.  There can be no assurance that the Company will be able to restructure its current debt or secure alternative financing arrangements.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited-continued)

The following table sets forth a summary of changes in estimated reserves for 2008, 2007 and 2006:

Estimates of Proved Reserves	Oil (mbbl)	Natural Gas (mmcf)	Total (mmcfe)

Proved reserves as of December 31, 2005	99	63,322	63,916
Revisions of previous estimates	(40)	4,880	4,640
Purchases of minerals in place	-	22,843	22,843
Extensions and discoveries	45	65,095	65,365
Production(a)	(23)	(2,511)	(2,649)
Sales of minerals in place	-	(665)	(665)
Proved reserves as of December 31, 2006	81	152,964	153,450

Revisions of previous estimates	20	(34,651)	(34,531)
Purchases of minerals in place	-	2,943	2,943
Extensions and discoveries	131	47,256	48,042
Production(a)	(28)	(3,034)	(3,202)
Sales of minerals in place	(16)	(11)	(107)
Proved reserves as of December 31, 2007	188	165,467	166,595

Revisions of previous estimates	(74)	(67,843)	(68,287)
Purchases of minerals in place	-	-	-
Extensions and discoveries	26	2,630	2,786
Production	(25)	(2,894)	(3,044)
Sales of minerals in place	-	-	-
Proved reserves as of December 31, 2008	115	97,360	98,050

Proved developed reserves:
December 31, 2006	54	82,580	82,904
December 31, 2007	74	100,887	101,331
December 31, 2008	73	54,830	55,268

(a)   Production for both 2007 and 2006 does not reflect 5 mcfe and 4 mcfe, respectively, of production the Company received in association with certain non-operated wells excluded in the year end reserve report.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited-continued)

During 2008, the Company recorded upward revisions of 1.0 bcfe from our New Albany properties and downward revisions to certain Antrim properties of 69.3 bcfe to the December 31, 2007 estimates of our reserves.  The downward revision to certain Antrim properties was due to the following developments:

•	Reserves were reduced by 3.0 bcfe due to production during the year.
•
A reduction in natural gas prices (from an average of $7.18 per mcf on December 31, 2007, to an average of $6.07 per mcf on December 31, 2008) has caused a reduction in the volume of natural gas that can be economically produced.  The Company attributes approximately 7.9 bcfe of the reduction in Antrim shale proved reserves to be attributable to lower natural gas prices.

•
As a result of changes in regulatory criteria, the Michigan Department of Environmental Quality (“DEQ”) forced the Company to plug 5 wells and shut in 13 wells during 2008 due to water quality issues, resulting in a setback in the Company’s efforts to dewater the Antrim shale in the Arrowhead project.  Furthermore, the DEQ blocked the Company’s efforts to drill additional wells needed for dewatering.  With no means to effectively dewater the project area, performance of the existing wells resulted in net reserve reduction of 7.1 bcfe on the three producing units in the project.

•
Due to the DEQ issues cited above, the absence of available capital needed to install infrastructure for existing wells and drill additional wells, and lack of performance of wells in the Arrowhead project, the proved reserves associated with the Blue Lakes Unit, Tomahawk 26 Unit, Tomahawk 27 Unit and Tomahawk 35 Unit were eliminated, resulting in a reduction of 12.8 bcfe.

•
The Company’s Antrim shale proved reserves have historically been determined by the Company’s third party reserve engineers using type curves derived from a combination of reservoir simulation and production performance from nearby more mature Antrim shale units operated by others.  At the end of 2007, the type curves were modified to conform to our historical production history to date, but the Company had an insufficient amount of production on our working interest units to significantly alter the type curves.  Now that the Company has sufficient data to develop decline curves for its wells, the Company’s engineers have based their projections of future production volumes on actual historical data from the Company’s own wells instead of representative data from other wells in the Antrim play.  Not only did this affect the proved developed producing reserves, but the type curves for proved undeveloped reserves were modified accordingly.  This resulted in type curves projecting lower reserves, and certain future drilling locations with proved undeveloped reserves were eliminated due to unacceptable economics. The Company estimates that approximately 41.3 bcfe of the reduction in Antrim shale proved reserves is attributable to this change.

•	The Company added 2.8 bcfe in extensions to proved reserves due to drilling activities in various areas.

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
(Unaudited-continued)

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
(Unaudited-continued)

Management does not rely upon the following information in making investment and operating decisions.  Such decision are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the our future net cash flows relating to proved oil and natural gas reserves based on the  standardized measure prescribed in SFAS 69:

Year Ended December 31,	2008	2007	2006

Future gross revenues	$594,586,340	$1,204,891,690	$884,186,810
Future production costs	(329,939,650)	(556,123,590)	(378,345,360)
Future development costs	(25,979,520)	(42,298,790)	(37,324,420)
Future income tax expense	(334,173)	(102,354,760)	(83,566,133)
Future net cash flows after income taxes	238,332,997	504,114,550	$384,950,897
Discount at 10% per annum	(169,762,231)	(328,571,410)	(254,489,076)

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$68,570,766	$175,543,140	$130,461,821

The standardized measure of discounted future net cash flows (discounted at 10%) from production of proved reserves was developed as follows:

1.	An estimate was made of the quantity of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

2.
In accordance with SEC guidelines, the engineers’ estimates of future net revenues from our proved properties and the present value thereof are made using oil and gas sales prices in effect at December 31 of the year presented and are held constant throughout the life of the properties.  The overall average year-end sales prices used in the reserve reports were supplied to Schlumberger by the Company as of December 31, 2008, 2007, and 2006 are summarized as follows:

As of December 31,	2008	2007	2006
Natural gas (per mmbtu)	$6.07	$7.18	$5.84
Oil (per barrel)	$41.30	$90.18	$57.81

3.
The future gross revenue streams were reduced by estimated future operating costs (including production and severance taxes) and future development and abandonment costs, all of which were based on current costs in effect at December 31 of the year presented and held constant throughout the life of the prosperities.

4.
Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited-continued)

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the principal sources of change in the standardized measure of discounted future net cash flows:

Year Ended December 31,	2008	2007	2006

Beginning balance	$175,543,140	$130,461,821	$152,868,240

Revisions to reserves proved in prior years:
Net change in prices and production costs(a)	(32,722,722)	28,130,498	(113,774,170)
Net changes in future development costs	569,101	(5,261,045)	(802,360)
Net changes due to revisions in quantity estimates(b)	(96,743,063)	(42,260,444)	3,484,229
Net change in accretion of discount(c)	18,993,578	15,878,281	19,950,751
Other(d)	(2,050,639)	4,469,457	(15,976,530)
Total revisions to reserves provided in prior years	(111,953,745)	956,747	(107,118,080)

New discoveries and extensions, net of future development and production costs	2,794,056	65,772,000	62,343,872
Purchases of minerals in place	-	4,371,832	23,605,950
Sales of oil and gas properties	-	(1,023,701)	(4,756,826)
Sales of oil and natural gas produced, net of production costs	(13,867,399)	(16,839,303)	(14,436,361)
Previously estimated development costs incurred	1,689,808	5,772,092	-
Net change in income taxes	14,364,906	(13,928,348)	17,955,026

Net change in standardized measure of discounted cash flows	(106,972,374)	45,081,319	(22,406,419)

Ending balance	$68,570,766	$175,543,140	$130,461,821

(a) “Net changes in prices and production costs” – Our reserves consist primarily of natural gas.  A significant change in natural gas price between reporting periods resulted in differences between 2006, 2007 and 2008. These price fluctuations were offset by changes in production costs.  A summary of the changes is as follows:

	Price	Change in Price	Production Cost	Change in Production Cost
2008	$6.07	$(1.11)	$2.70	$(0.64)
2007	$7.18	$1.34	$3.34	$0.87
2006	$5.84	$(4.05)	$2.47	$(0.39)
2005	$9.89	-	$2.86	-

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited-continued)

(b) “Revisions in quantity estimates” – The quantity estimates varied significantly between 2006, 2007 and 2008.  The significant reduction reflected in 2008 resulted when a reduction of year end prices were applied to the downward adjustments of 63 bcfe to the 12/31/2007, reserves for certain Antrim properties, then discounted back to present value.  The large reduction reflected in 2007 resulted when year end prices were applied to the downward adjustments of 34 bcfe to the 12/31/06 reserves for certain Antrim properties, then discounted back to present value.  Certain fluctuations occurred in 2006 versus 2005 due to the classification of additional wells being added to the proved undeveloped category from the 12/31/05 report versus the 12/31/06 report.

(c) “Accretion of the discount” – In 2006, 2007, and 2008, this line item  was computed using the industry-recognized method as a computation of the 10% of the pre-tax present value of the prior year reserve report.

(d) “Other” – This line item reflects reconciling amounts which is made available to capture those timing and other differences, including modifications to the methodology applied from 2006, 2007, and 2008.

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

As of December 31,	2008	2007	2006

Proved properties	$88,380,779	$162,724,004	$128,381,121
Unproved properties	47,855,625	56,937,683	43,718,594
Total oil and natural gas properties	136,236,404	219,661,687	172,099,715
Less accumulated depletion and amortization	(19,810,023)	(14,401,584)	(10,628,438)
Oil and natural gas properties—net	$116,426,381	$205,260,103	$161,471,277

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

The following table sets forth capitalized costs incurred related to the Company’s oil and natural gas activities:

Years Ended December 31,	2008	2007	2006

Property acquisition costs
Proved	$-	$3,005,609	$24,011,335
Unproved	3,923,728	16,012,328	27,718,336
Exploration	490,300	11,687,015	8,360,779
Development	6,055,508	23,494,779	46,575,829
Ceiling write-down	(78,457,801)	-	-
Total costs incurred	(67,988,265)	54,199,731	106,666,279
Sales of oil and natural gas properties	(15,437,018)	(2,079,518)	(11,489,456)
Total(a)	$(83,425,283)	$52,120,213	$95,176,823

AURORA OIL & GAS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL
GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
(Unaudited-continued)

 (a) Total costs incurred includes (a) capitalized general and administrative costs directly associated with the acquisition, exploration, and development efforts of approximately $0.6 million, $1.3 million, and $1.3 million for years ended December 31, 2008, 2007, and 2006, respectively, and (b) capitalized interest on unproven properties of $4.5 million, $4.5 million, and $3.9 million for years ended December 31, 2008, 2007, and 2006, respectively.  Certain non-cash transactions are included as follows:  (a) 2008, 2007, and 2006 asset retirement obligation of $0.1 million, $0.1 million, and $0.2 million, respectively, (b) 2008, 2007, and 2006 capitalized stock based compensation of $0.6 million, $1.3 million, and $0.5 million, respectively, (c) 2008 sale proceeds of $12.0 million, and (d) net transfer of $0.3 million from 2005 deposits to 2006 oil and natural gas properties.

Results of Operations

The Company’s results of operations related to oil and natural gas activities are set forth below. The following table includes revenues and expenses associated directly with our oil and natural gas producing activities. It does not include any interest costs, general and administrative costs, ceiling write-down of oil and gas properties, or provision for income taxes due to the net operating loss carryforward, and therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil and natural gas operations.

For Year Ended December 31,	2008	2007	2006

Oil and natural gas sales	$25,201,777	$26,723,818	$21,591,811
Production taxes	(1,338,397)	(1,123,070)	(877,319)
Production and lease operating costs	(9,995,981)	(8,424,096)	(5,966,341)
Depletion and amortization	(5,380,106)	(3,769,104)	(2,681,290)

Results of operations from producing activities	$8,487,293	$13,407,548	$12,066,861

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2007, after the completion of the audit of our financial statements for the years ended December 31, 2006 and 2005, we dismissed Rachlin Cohen & Holtz LLP (now known as Rachlin LLP) (“Rachlin”) as our independent auditors. The report of Rachlin on our financial statements for the years ended December 31, 2006 and 2005, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audit for the years ended December 31, 2006 and 2005, there have been no disagreements with Rachlin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rachlin, would have caused them to make reference thereto in their report on the financial statements for such years except as described in the following paragraph:

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

ITEM 9A.       CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Our management has responsibility for establishing and maintaining adequate internal control over our financial reporting. Management utilized the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (“COSO framework”) in conducting the required assessment of effectiveness of our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on the evaluation and considering the material weakness in internal control over financial reporting described below, our CEO and CFO concluded that the Company’s reserve reporting controls were not effective.

Changes in Internal Controls over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In the course of auditing our year-end financial statements, our auditors identified a material weakness that resulted from an error made by us during our initial pricing of our reserve report.  We initially priced our reserve report using the effective price at December 31, 2008, including an adjustment of the price based on a contract that expired on December 31, 2008.  Since the contract expired on December 31, 2008, the contract price was incorrectly used to initially price future reserves.  Prior to the audit of our December 31, 2008 financial statements, the effect of this error was recorded and resulted in understating impairment of the full cost pool by approximately $20.0 million as a result of the ceiling test at December 31, 2008.  An audit adjustment was made to correct the error and is reflected in the December 31, 2008 financial statements.  This error had no impact on the December 31, 2007 or 2006 financial statements.

As a result of the error in initially pricing our reserves, we are currently formulating a remediation plan to address this material weakness.  We will have this plan in place prior to commencing preparation procedures for the next reserve report.  This remediation plan is expected to include certain checklists, additional education and training for those employees involved in the reserve reporting process, expanded reserve planning and assumption meetings, and require supporting documentation for the prices to be used in calculating reserve values and any other assumptions that have a material impact in the reserve evaluation.

Since the above error was a failure in a one-time annual control historically occurring during the first quarter, there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As noted above, we are currently formulating a remediation plan to address this material weakness which will result in changes to our internal controls during 2009.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 of this report.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of each of our executive officers and directors.

Name	Age	Position(s) with the Company

William W. Deneau	64	Director, Chairman and Chief Executive Officer

Gilbert A. Smith	61	President and Vice President, Business Development

John C. Hunter	57	Vice President, Exploration and Production

Barbara E. Lawson	50	Chief Financial Officer

Richard M. Deneau	62	Director

John E. McDevitt	62	Director

Gary J. Myles	63	Director

Wayne G. Schaeffer	62	Director

Kevin D. Stulp	52	Director

Earl V. Young	68	Director

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

Gilbert A. Smith has served as our President since November 15, 2008, and as a Vice President since February 1, 2008. Since January 2007, Mr. Smith has been a Manager and Chief Operating Officer of Acadian Energy, LLC, a position he continues to hold.  From 2002 to 2006, Mr. Smith was Vice President of Land and Contract Administration for CDX Gas, LLC.  From 1999 to 2001, Mr. Smith worked as an independent consultant, performing international strategic contract negotiation and business development. Mr. Smith worked for Sun Exploration and Production Company (subsequently named Oryx Energy Company) from 1978 through 1999 where he served in various senior management positions.

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

Barbara E. Lawson has served as our Chief Financial Officer since January 22, 2008. From March 2006 until she became our Chief Financial Officer, Ms. Lawson worked for us as SEC Reporting Manager. From 2005 to 2006, Ms. Lawson was Vice President of Simple Financial Solutions, Inc. providing consulting services that covered public equity offerings and Sarbanes-Oxley Section 404 implementation. From 1988 to 2004, Ms. Lawson was employed with Midland Cogeneration Venture, LLP, an independent power producer, where her last position was Treasurer and Manager of Internal Audit. Ms. Lawson managed up to $450 million investment portfolio, administered compliance on $1.7 billion of bond debt, implemented Sarbanes-Oxley compliance requirements, and managed at least 12 internal audits annually.

Richard M. Deneau has served on our Board of Directors since November 21, 2005. Mr. Deneau served as a Director and President of Anchor Glass Container Corporation (“Anchor”) from 1997 until his retirement in 2004. He was also the Chief Operating Officer of Anchor from 1997 to 2002, and the Chief Executive Officer of Anchor from 2002 until his retirement. Anchor, which was publicly traded and listed on NASDAQ, is the third largest glass container manufacturer in the United States, with annual revenues of about $750 million.  Mr. Deneau is the brother of William W. Deneau, who is also a director and is our Chief Executive Officer and Chairman of the Board.

John E. McDevitt has served as a Director since January 22, 2008. Mr. McDevitt also served as our President and Chief Operating Officer from January 22, 2008, until his resignation on November 15, 2008.  Since 2006, Mr. McDevitt has been a Manager and President of Acadian Energy, LLC, a private company focused on unconventional natural gas exploration and production in the New Albany Shale.  From 2003 to 2007, Mr. McDevitt was President of CDX Resources, a rig fleet and directional services company that was owned by CDX Gas, LLC. Prior to that, he held positions with CDX Gas, LLC as CFO and Senior Vice President of Strategic Planning.  CDX Gas, LLC was an independent oil and gas company focused on the onshore exploration and production of unconventional natural gas, which was sold in 2006.

Gary J. Myles has served on our Board of Directors since November 21, 2005. Mr. Myles also served as a Director of AEL (which became a wholly-owned subsidiary of the Company on October 31, 2005) from June 1997 until January 1, 2008, when AEL was merged into the Company. He is currently retired from his primary employment. Prior to his retirement, Mr. Myles served as Vice President and Consumer Loan Manager for Fifth Third Bank of Northern Michigan (previously Old Kent Mortgage Company), a wholly owned subsidiary of Fifth Third Bank (previously Old Kent Financial Corporation). Mr. Myles had been with Fifth Third Bank and its predecessor, Old Kent Mortgage Company, since July 1988 and retired on October 14, 2005.

Wayne G. Schaeffer joined our Board of Directors on January 19, 2007. Mr. Schaeffer was employed by Citizens Banking Corporation from 1983 until his retirement in June 2005. Positions held with Citizens Banking Corporation include Executive Vice President, Head of Consumer Banking (June 2002 - June 2005) and Executive Vice President of Citizens Banking Corporation and President, Citizens Bank-Southeast Michigan (June 1996 – June 2002).

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

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Objectives of Compensation Program

Our Compensation Committee Charter states that the Committee’s objective is to develop a compensation system that is competitive with our peers and encourages both short-term and long-term performance in a manner beneficial to us and our operations. Our compensation philosophy will vary among the executive officers, depending upon variables such as previous history with the company, number of shares of company stock owned, the impact of peer group comparison, and whether recruitment is a factor under the circumstances. We do not believe that a single approach or even a single objective is appropriate with respect to all executive officers. Furthermore, our financial condition has an impact on what we can and should do in the realm of executive compensation. Nonetheless, our philosophy at this time is to maintain a fairly simple executive compensation structure. If an executive officer is also a director, it is our practice to compensate him only as an executive officer. He will not participate in the compensation awarded to the non-employee directors.

Process

Our executive officers may from time to time make recommendations to the Compensation Committee regarding executive compensation. The Compensation Committee may accept or reject these recommendations. If they are accepted, the Compensation Committee presents them as recommendations to the Board of Directors. Our Board of Directors has ultimate authority over executive compensation and may follow or disregard the recommendations of the Compensation Committee. Executive officers are excused from Board deliberations on executive compensation, and executive officers who are also directors do not vote on any matters that affect their own compensation.

Compensation of our Executive Officers

Objectives

As we entered 2008, our primary objective for the year 2008 was to maintain a fair compensation level while we continued to work on developing a more comprehensive compensation philosophy. At that time, we were working with an investment banker to evaluate strategic alternatives, and we thought it best to defer work on a comprehensive compensation philosophy until our strategic direction was clearer. In July 2008, we identified a compensation consultant who we were interested in engaging to help us develop our executive compensation strategy. However, in light of our deteriorating financial condition, we decided to defer any strategic planning for executive compensation and focus instead on retaining the management team we need to lead us through these rough economic times. Once our financial condition is less precarious, we intend to return to work on our executive compensation plan. In the meantime, our interim approach is described below.

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

With the exception of our CEO, by the end of the first quarter of 2008, our executive management team was completely different than the team we had in place during the first quarter of 2007. Accordingly, as new executive officers were hired, their salaries were set at a level that we believed would be sufficient to attract, retain and motivate competent employees. We awarded our CEO a modest salary increase in 2008.

We generally do not make material changes in base salary compensation levels unless there is a significant change in job responsibilities or if the present level of an incumbent's compensation is substantially below competitive levels. We will generally look at modest annual increases as a means of making up for inflationary cost of living increases and to provide some modest merit-based increase for work done during the prior year.

Annual Performance Bonus. Our approach to the use of annual performance bonuses will vary from year to year. During the year 2009, we hope to develop bonus-based compensation for our executive officers tied to their achievement of performance metrics or the character of their assigned duties. Although we do not yet have our anticipated bonus plans in place, it is the goal of the Compensation Committee to significantly increase the proportion of the compensation we pay to our executive officers that is based on performance bonuses. Annual bonuses will be used to align compensation with performance based upon performance metrics. However, this work will be deferred until our financial condition is more stable.

Special Purpose Bonuses. In 2007, we implemented three special purpose bonuses, as described in our December 31, 2007 Form 10-K. During 2008, these bonuses were modified as described below.

•
Stay Bonus – the Stay Bonus Arrangement was adopted in 2007 to encourage employees to remain employed by us through any possible change-in-control. For purposes of this arrangement, "change-in-control" was defined to mean any transaction or occurrence (including a sale of stock or merger) where our shareholders before the transaction or occurrence owned less than 50% of our voting shares after the transaction or occurrence, or a sale or disposition of a majority of our assets. Under the Stay Bonus Arrangement, if a change-in-control occurred on or before September 1, 2008, and the employees who received this benefit remained continuously employed by us through a change-in-control, the employees who participated in the Stay Bonus Arrangement would have been eligible for a stay bonus in the amount of 50% of their then current annual salary.

During 2008, the Stay Bonus Arrangement was extended to changes in control that occurred by December 31, 2008. Because we did not undergo a change-in-control by December 31, 2008, the Stay Bonus Arrangement that we adopted in 2007 expired without the award of any bonuses.

•
Change-in-Control Agreements – the Change-in-Control Agreements were adopted in 2007 to encourage certain key officers and employees to remain employed with us through any potential change-in-control. The Change-in-Control Agreements provide that during a two-year period following a change-in-control, the employees who were provided these agreements would: (i) have a position and duties commensurate to those the employee had prior to the change-in-control; (ii) perform his or her services at a location within a 35-mile radius from his or her previous worksite before the change-in-control; and (iii) receive an annual base salary at least equal to the employee's annual base salary prior to the change-in-control unless a reduction in salary occurs on a proportional basis simultaneously with a Company-wide reduction in senior management salaries. If any of the foregoing commitments are not met, a "covered termination" is deemed to have occurred. In the event of a covered termination during the two-year period following a change-in-control, the arrangement provides for the payment of an amount equal to either one or two times the employee's annual salary, the provision of medical and dental benefits for up to 24 months following the date of termination, and benefits continuation substantially similar to those to which the employee was entitled prior to the date of termination.

In 2008, we modified which executive officers were entitled to receive Change-in-Control Agreements and the multiplier of annual salary some of the executives are entitled to receive. The executive officers who are currently covered by these Change-in-Control Agreements are: William W. Deneau, our current Chief Executive Officer, who would receive two times his annual salary in the event of an applicable post change-in-control termination; Gilbert A. Smith, our President and Vice President of Business Development, who would receive one times his annual salary in the event of an applicable post change-in-control termination; John C. Hunter, our Vice President of Exploration and Production, who would receive two times his annual salary in the event of an applicable post change-in-control termination; and Barbara E. Lawson, our Chief Financial Officer, who would receive two times her annual salary in the event of an applicable post change-in-control termination.

•
Retention Bonus – The Retention Bonus Arrangement was adopted in 2007 to encourage certain key officers and employees to remain employed by us through any possible changes in control. The Compensation Committee and Board of Directors recognized that certain key officers and employees would have increased responsibilities and duties during the evaluation of strategic alternatives, and that they would also contribute significantly to the process. The Retention Bonus Arrangement consisted of equal payments to be made on October 26, 2007, December 26, 2007, February 26, 2008 and April 28, 2008. The participating officers and employees were required to remain continuously employed through each of the scheduled payment dates.  The final payment was made in April 2008 to those employees actively participating in the strategic alternative process at that time.

Executive officers who participated in the Retention Bonus Arrangement included Ronald E. Huff, our former President and Chief Financial Officer in the aggregate amount of $100,000; John C. Hunter, one of our Vice Presidents, in the aggregate amount of $80,000; John V. Miller, one of our former Vice Presidents, in the aggregate amount of $40,000; and Barbara E. Lawson, our current Chief Financial Officer, in the aggregate amount of $40,000. In each case, one quarter of the dollar amount specified was payable on each bonus date based upon active employment.

Stock Options.  We use stock options from time to time to serve as a long-term incentive to keep our employees' performance aligned with our overall corporate goals. Because of the tax preferred treatment of incentive stock options, we evaluate the tax benefits of incentive stock options when evaluating compensation for our executive officers.

Philosophically, the Compensation Committee has agreed that stock options and other equity incentive awards should be reserved for situations in which the executive officer meets stated goals or to incentivize desired outcomes. Stock options may also be used as a signing bonus.

In 2008, we awarded stock options to executive officers and other management employees, with a goal of incentivizing them through our difficult financial circumstances. Each stock option has a 10-year term and vests over 3 years. The awards to executive officers were as follows:

Name	No. of Shares
John E. McDevitt	1,000,000	(a)
William W. Deneau	250,000
Gilbert A. Smith	225,000
John C. Hunter	225,000
Barbara E. Lawson	225,000

(a) Mr. McDevitt resigned before any of these options vested.

Stock Awards. In addition to the issuance of stock options, we also have used, and from time to time expect to continue to use, stock awards as an element of executive compensation. This determination will be made on a case-by-case basis. We did not provide any stock awards to our executive officers during 2008.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in this Form 10-K. This report is submitted by the members of the Compensation Committee.

Gary J. Myles, Chairman
Wayne G. Schaeffer
Kevin D. Stulp

Compensation Committee Interlocks And Insider Participation

None of our Compensation Committee members were, during our fiscal year ending December 31, 2008, or at any prior time, employed as an officer or employee of the Company. There are no relationships between the members of our Compensation Committee and the Company that require disclosure.

The following four tables set forth information regarding our Chief Executive Officer, Chief Financial Officer, and our remaining executive officer of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compen- sation ($)		Total ($)

William W. Deneau	2008(f)	173,333		-	-	92,375	(a)	5,200	(b)	270,908
Chief Executive Officer	2007	150,000		-	-	118,958	(a)	4,500	(b)	273,458
	2006	140,000		28,000	-	196,974	(a)	2,450	(b)	367,424

Gilbert A. Smith	2008(f)	183,333		-	-	41,919	(a)	-		225,252
President(g)

Barbara E. Lawson	2008(f)	180,616		20,000	-	55,489	(a)	5,418	(b)	261,523
Chief Financial Officer(h)

John C. Hunter	2008(f)	143,000		40,000	-	48,128	(a)	16,460	(c)	247,588
Vice President	2007	119,167		40,000	-	21,974	(a)	3,575	(b)	184,716
	2006	109,167		-	-	35,992	(a)	1,650	(b)	146,809

John E. McDevitt	2008(f)	218,384		-	-	186,265	(a)	-		404,649
President and Chief Operating Officer(i)

John V. Miller, Jr.	2008(f)	25,096		10,000	-	-		753	(b)	35,849
Vice President(j)	2007	130,000		20,000	-	-		3,900	(b)	153,900

Ronald E. Huff	2008(f)	137,897		25,000	492,909	-		4,137	(b)	659,943
President and Chief	2007	208,333		50,000	1,050,570	-		6,167	(b)	1,315,070
Financial Officer(e)	2006	105,400	(d)	-	566,521	-		2,000	(b)	673,921

(a)	The assumptions used to calculate value in accordance with FAS 123R may be found in Note 11 “Common Stock Options” of our financial statements provided above.
(b)	These reflect our company match to a 401(K) defined contribution plan.
(c)	We paid Mr. Hunter $12,500 for a housing allowance and made 401(k) matching contributions of $3,630.
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

(e)
Ronald E. Huff resigned as President, Chief Financial Officer and Director of AOG effective January 21, 2008. The Company had a 2-year Employment Agreement with Mr. Huff, providing for an annual salary and an award of a stock bonus in the amount of 500,000 shares of the Company’s common stock on January 1, 2009, so long as he remained employed by the Company through June 18, 2008, which requires the Company to record approximately $2.1 million in stock-based compensation expense over the contract period. Mr. Huff’s employment agreement was honored by the Company through its June 18, 2008 termination date. This agreement was modified to accelerate the award of Mr. Huff’s stock bonus in the amount of 500,000 shares of common stock from January 1, 2009, to June 18, 2008.  In June 2008, 350,000 shares of the Company’s stock were issued in connection with Mr. Huff’s stock bonus.  Mr. Huff forfeited 150,000 shares in exchange for us paying taxes associated with the stock bonus in the amount of $90,450.

(f)	Due to our change in frequency of pay during 2008 from monthly to bi-weekly, there is one additional pay date included in the 2008 totals.
(g)	Mr. Smith became a Vice President on February 1, 2008, and became President on November 15, 2008.
(h)	Ms. Lawson was appointed CFO effective January 21, 2008. Before that, she served as our SEC Reporting Manager.

(i)	Mr. McDevitt was appointed President and Chief Operating Officer effective January 21, 2008 and resigned effective November 15, 2008.
(j)	Mr. Miller resigned effective February 29, 2008.

The following table sets forth information on grants of equity-based awards to executive officers during 2008.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Date of Board Action	Stock Awards No. of Shares of Stock	Option Awards No. of Shares of Stock Underlying Options		Exercise Price of Option Award	Closing Market Price on Grant Date	Grant Date Fair Value of Stock And Option Awards
William W. Deneau	05/30/08	05/30/08	-	250,000		$0.75	$0.75	$129,025
Gilbert A. Smith	05/30/08	05/30/08	-	225,000		$0.75	$0.75	$116,123
Barbara E. Lawson	05/30/08	05/30/08	-	225,000		$0.75	$0.75	$116,123
John C. Hunter	05/30/08	05/30/08	-	225,000		$0.75	$0.75	$116,123
John E. McDevitt	05/30/08	05/30/08	-	1,000,000	(a)	$0.75	$0.75	$516,100

Options awarded during 2008 vest one-third annually over a three year period.  The options expire on May 30, 2018.

(a) Mr. McDevitt resigned before any of these options vested.

The following table sets forth information on exercised options and unvested stock awards held by our executive officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Shares Underlying Unexercised Options–No. Exercisable	No. of Shares Underlying Unexercised Options–No. Unexercisable	Option Exercise Price	Option Expiration Date

William W. Deneau	130,000	70,000	$3.62	11/11/10
	-	250,000	$0.75	05/30/18

Gilbert A. Smith	-	225,000	$0.75	05/30/18

Barbara E. Lawson	20,000	10,000	$4.70	03/28/16
	10,000	5,000	$4.70	05/19/16
	-	225,000	$0.75	05/30/18

John C. Hunter	90,000	-	$2.55	03/01/10
	10,000	5,000	$4.70	05/19/16
	-	225,000	$0.75	05/30/18

No options were exercised by executive officers during 2008.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL

Had a change of control taken place on December 31, 2008, and certain other provisions of the change in control agreement been triggered, the following executive officers would have been paid in accordance with the change of control agreement referenced above.

Name	Amount
Barbara E. Lawson	$400,000
William W. Deneau	$320,000
John C. Hunter	$264,000
Gilbert A. Smith	$200,000

COMPENSATION OF DIRECTORS

The table below sets forth the compensation we paid to our non-employee directors during 2008.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		Value of Option Awards		Total

Richard M. Deneau	$43,000	(f)	$51,610	(a)	$94,610

Gary J. Myles	$47,500		$51,610	(b)	$99,110

Wayne G. Schaeffer	$53,000		$51,610	(c)	$104,610

Kevin D. Stulp	$55,000		$51,610	(d)	$106,610

Earl V. Young	$48,000		$51,610	(e)	$99,610

(a)	At December 31, 2008, Richard M. Deneau owned options to purchase an aggregate of 300,000 shares of our common stock, 130,000 of which are vested and 170,000 of which are unvested.
(b)	At December 31, 2008, Gary J. Myles owned options to purchase an aggregate of 366,666 shares of our common stock, 196,666 of which are vested, and 170,000 of which are unvested.
(c)	At December 31, 2008, Wayne G. Schaeffer owned options to purchase an aggregate of 240,000 shares of our common stock, 70,000 of which are vested, and 170,000 of which are unvested.
(d)	At December 31, 2008, Kevin D. Stulp owned options to purchase an aggregate of 300,000 shares of our common stock, 130,000 of which are vested, and 170,000 of which are unvested.
(e)	At December 31, 2008, Earl V. Young owned options to purchase an aggregate of 366,666 shares of our common stock, 196,666 of which are vested, and 170,000 of which are unvested.
(f)	Mr. Deneau’s compensation does not include $45,500 related to consulting services performed for us during 2008 more fully described in Item 13 of this report.

For 2008, our standard compensation arrangement for service as a non-employee director was as follows:

▪	Annual retainer of $25,000.

▪
Cash fee of $1,000 per Board of Directors meeting attended in person, with additional payments of $1,000 per day for each travel day from the Director’s place of residence to the location of the Board of Directors meeting, up to a total of two additional days in addition to the date of the meeting.

▪	Cash fee of $500 for participation in each telephonic Board of Directors meeting.

▪	Cash fee of $1,000 for each committee meeting attended in person.

▪	Cash fee of $500 for participating in each telephonic committee meeting.

▪
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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 4, 2009, certain information regarding the ownership of voting securities of the Company by each shareholder known by the management of the Company to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers and (iv) all executive officers and directors as a group. Except as otherwise reflected in the notes below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Aurora Oil & Gas Corporation, 4110 Copper Ridge Drive, Suite 100, Traverse City, Michigan 49684.

Name and Address of Beneficial Owner(a)	Amount and Nature of Beneficial Ownership(b)		Percent of Outstanding Shares

Nathan A. Low Roth IRA and affiliates	8,586,409	(c)	8%
641 Lexington Avenue
New York, New York 10022

William W. Deneau	3,854,814	(d)	4%

Kevin D. Stulp	727,500	(e)	*

Earl V. Young	616,204	(f)	*

Gary J. Myles	508,798	(g)	*

Richard M. Deneau	240,000	(h)	*

John C. Hunter	129,400	(i)	*

Wayne G. Schaeffer	160,000	(j)	*

Barbara E. Lawson	67,500	(k)	*

John E. McDevitt	130,000	(l)	*

Gilbert A. Smith	-0-	(m)	*

All executive officers and directors as a group (10 persons)	6,434,216	(n)	6%

* Less than 1%

(a)	Addresses are only given for holders of more than 5% of outstanding common stock who are not executive officers or directors.

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

(d)
Includes options currently exercisable for 200,000 shares of common stock; 3,272,000 shares of common stock held by the Patricia A. Deneau Trust; 360,146 shares of common stock held by the Denthorn Trust; 20,000 shares of common stock held by White Pine Land Services, Inc.; and 2,668 shares of common stock held by Circle D, Ltd. (shared investment interest). Does not include options to purchase 250,000 shares of common stock vesting as follows: 83,333 shares on May 30, 2009; 83,333 shares on May 30, 2010; and 83,334 shares on May 30, 2011.

(e)
Includes options currently exercisable for 200,000 shares of common stock; 2,750 shares of common stock owned by the Kevin Dale Stulp IRA; and 1,750 shares of common stock owned by the Kevin and Marie Stulp Charitable Remainder Unitrust of which Mr. Stulp is a co-trustee. Does not include options to purchase 100,000 shares of common stock vesting as follows: 33,333 shares on May 30, 2009; 33,333 shares on May 30, 2010; and 33,334 shares on May 30, 2011.

(f)
Includes options currently exercisable for 266,666 shares of common stock. Does not include options to purchase 100,000 shares of common stock vesting as follows: 33,333 on May 30, 2009; 33,333 on May 30, 2010; and 33,334 on May 30, 2011.

(g)
Includes 211,132 shares of common stock held by the Gary J. Myles & Rosemary Myles Inter Vivos Trust and options currently exercisable for 266,666 shares of common stock. Does not include options to purchase 100,000 shares of common stock vesting as follows: 33,333 shares on May 30, 2009; 33,333 shares on May 30, 2010, and 33,334 shares on May 30, 2011.

(h)
Includes options currently exercisable for 200,000 shares of common stock. Does not include options to purchase 100,000 shares of common stock vesting as follows: 33,333 shares on May 30, 2009; 33,333 shares on May 30, 2010; and 33,334 shares on May 30, 2011.

(i)
Includes 2,000 shares of common stock held by his minor son and options currently exercisable for 100,000 shares of common stock. Does not include options to purchase 230,000 shares of common stock vesting as follows: 5,000 shares on May 19, 2009; 75,000 shares on May 30, 2009; 75,000 shares on May 30, 2010; and 75,000 on May 30, 2011.

(j)
Includes options currently exercisable for 140,000 shares of common stock. Does not include options to purchase 100,000 shares of common stock vesting as follows: 33,333 shares on May 30, 2009; 33,333 shares on May 30, 2010; and 33,334 shares on May 30, 2011.

(k)
Includes 12,000 shares held by her spouse and options currently exercisable for 45,000 shares of common stock. Does not include options to purchase 225,000 shares of common stock vesting as follows: 75,000 shares on May 30, 2009; 75,000 shares on May 30, 2010; and 75,000 shares on May 30, 2011.

(l)	Includes 30,000 shares of common stock by Financial Intermediaries, Ltd.; 100,000 shares of common stock owned by the John E. McDevitt IRA.

(m)	Does not include options to purchase 225,000 shares vesting as follows: 75,000 shares on May 30, 2009; 75,000 shares on May 30, 2010; and 75,000 shares on May 30, 2011.

(n)	Includes options currently exercisable for a total of 1,418,332 shares of common stock.

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

To the Company’s knowledge, based solely on a review of the copies of Forms 3, 4 and 5, and all amendments thereto, furnished to the Company with respect to its fiscal year ending December 31, 2008, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements, except as follows:  All five non-employee directors filed a late Form 4 for the October 23, 2008 regarding rescission of a prior stock award.

ITEM 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS OR RELATED TRANSACTIONS

Presidium Energy, LC

AOK Energy LLC Purchase and Sale Agreement

In March 2006, we entered into a joint venture agreement with certain unrelated parties.  The joint venture covered the acquisition and development of oil and gas leases in various counties located in Oklahoma.  The joint venture project was known as the “Oak Tree Project.”  We participated in the joint venture through a wholly owned subsidiary, AOK Energy, LLC (“AOK”).  Effective March 28, 2008, we entered into an Agreement for the Purchase and Sale of Limited Liability Company Memberships with Presidium, which is wholly owned and operated by John V. Miller, who served as our Vice President from November 1, 2005, until he resigned on February 29, 2008.  Under the terms of the agreement, we would sell to Presidium all of the outstanding member interests in AOK for a purchase price that included the payment by Presidium of certain liabilities that the operator alleged were owed by us to other participants in the joint venture, a cash payment to us in the amount of $10,500,000, and an assignment to us of a 3% overriding royalty in certain leases in the Oak Tree Project.

Effective July 21, 2008, we amended the Purchase and Sale of Limited Liability Company Memberships with Presidium (the “First Amendment”) to extend Presidium’s exclusive right to purchase all of the outstanding member interests in AOK until September 15, 2008.  In exchange for the extension, Presidium made a $2.0 million non-refundable payment to us.

Effective September 12, 2008, we amended the Purchase and Sale of Limited Liability Company Memberships with Presidium (the “Second Amendment”) increasing the purchase price to $15,000,000.  The Second Amendment also required Presidium to pay us another $1,000,000 in cash and execute a promissory note in the amount of $12,000,000 (“Promissory Note”).  In order to induce us to enter into the Second Amendment, Mr. Miller granted us an option to buy up to one million membership units in Presidium for the sum of $0.50 per unit during the period from six months to five years after closing.  If the Promissory Note is repaid in full within the first six months after closing, our option to purchase units in Presidium is null and void.  The sale of the membership to Presidium closed effective September 15, 2008.

Under the terms of the Promissory Note, Presidium is required to make monthly interest only payments calculated at the lesser of the maximum rate allowed by law or 9.0%. As security for repayment of the Promissory Note, Presidium granted a first priority security interest in all of AOK interests and delivered mortgages on all oil and gas leases Presidium holds or will acquire in the Oak Tree Project.  In the event Presidium plans to drill a well in the Oak Tree Project, a principal payment on the Promissory Note equal to the amount of $400 per net acre of leases to be included in the drilling unit must be submitted to us in order for us to subordinate any mortgages held on leases that fall within the drilling unit.  Presidium shall be entitled to have outstanding mortgage subordinations for no more than five undrilled well sites at any one time.  The entire outstanding principal balance along with all accrued interest is due September 10, 2010.  For the year ended December 31, 2008, we recorded $0.3 million of interest income related to the Promissory Note.

Consulting Agreement and Other

Effective May 20, 2008, we entered into a consulting agreement with Presidium in which we agreed to provide Presidium services in connection with certain oil and gas leasing, exploration, development, and business projects.  This agreement expired December 31, 2008.  For the year ended December 31, 2008, we billed Presidium $0.1 million for services rendered.

In the normal course of business we engage in certain operational transactions with Presidium.  For the year ended December 31, 2008, we sold inventory to Presidium in the amount of $0.1 million and billed Presidium for lease bonus extensions in the amount of $0.1 million.

Acadian Energy, LLC

On January 25, 2008, we announced the signing of a non-binding Letter of Intent to acquire Acadian Energy, LLC (“Acadian”).   Acadian is jointly owned and operated by John E. McDevitt and Gilbert A. Smith (60% and 40% beneficial ownership, respectively).  The Letter of Intent was terminated on October 1, 2008.

Operating Agreements

Subsequent to us executing a Letter of Intent with Acadian on June 24, 2008, we entered into an agreement with Acadian to provide funding to maintain and preserve the value of Acadian’s properties located in the State of Indiana pending our acquisition of Acadian.  We agreed to advance approximately $83,000 pursuant to an authority for expenditure to be used for the purpose of bringing wells into compliance with the requirements of the State of Indiana and if practical, into production.  We also agreed to pay certain legal expenses on behalf of Acadian in connection with the proposed acquisition of Acadian.  The agreement also stated if we did not acquire Acadian or its assets by October 1, 2008, Acadian would be required to reimburse us for the entire amount advanced no later than October 1, 2009.

Effective April 1, 2008, we entered into an agreement with Acadian to provide oil and gas operating services on properties located in the State of Indiana.  This agreement expired December 31, 2008. Under the terms of the agreement, we were not entitled to monetary consideration.  Services were performed to maintain the value of the properties prior to transfer of ownership from Acadian to us.

For the year ended December 31, 2008, we incurred expenses in the amount of $0.1 million under the operating agreements with Acadian.  Due to the termination of the Letter of Intent agreement with Acadian, amounts we incurred on behalf of Acadian in the amount of $0.1 million were reimbursed to us at December 31, 2008, with the exception of $21,899 which has been recorded as a receivable at December 31, 2008.

Simple Financial Solutions, Inc.

Consulting Agreements

Effective January 22, 2008, Barbara E. Lawson was named Chief Financial Officer of the Company.  Simple Financial Solutions, Inc., which is owned and operated by Ms. Lawson’s spouse, provides consulting services on a continuous basis including to Bach Services and Manufacturing Co., LLC, one of our subsidiaries.  For the year ended December 31, 2008, Simple Financial Solutions, Inc. billed us $0.1 million for services rendered.

Effective May 1, 2008, we entered into a month-to-month agreement with Simple Financial Solutions, Inc. to provide professional services for a subsidiary of the Company, Hudson Pipeline & Processing Co., LLC (“HPPC”).  On a monthly basis, Simple Financial Solutions, Inc. will be paid 2% of the gross revenues of HPPC and 3.5% of the net income to HPPC before compensation.  Certain revenue resulting from gas transportation will be excluded from the calculations.  For the year ended December 31, 2008, we paid $0.1 million for services received from Simple Financial Solutions, Inc. pursuant to this HPPC agreement.

Disposition of Membership Interest

Effective June 28, 2008, Lawson & Kidd, LLC purchased a 2.5% membership interest in HPPC for $0.1 million.  Lawson & Kidd, LLC is solely owned by Barbara E. Lawson who is our Chief Financial Officer and Ms. Lawson’s spouse.  Lawson & Kidd, LLC’s interest will increase to 5% upon HPPC receiving income equal to 125% of total costs spent on construction of the pipelines owned and operated by HPPC.  For the year ended December 31, 2008, we received $0.1 million in capital call contributions from Lawson & Kidd, LLC and paid Lawson & Kidd, LLC total distributions in the amount of $20,002.  During March 2009, we repurchased the 2.5% membership interest in HPPC from Lawson & Kidd, LLC for $0.1 million and we are pursuing the repurchase of the remaining outside interest in HPPC.

Other

Consulting Agreements

Effective August 15, 2008, we entered into a consulting agreement with Richard M. Deneau to provide advice and services at an hourly rate of $125 (not to exceed $1,000 per day) in connection with management’s negotiations with our existing bankers and the creation and maintenance of new banking relationships.  For the year ended December 31, 2008, we paid $45,500 for consulting services received from Mr. Deneau.

Interests in Certain Properties

Effective May 30, 2007, the Board of Directors named John C. Hunter as Vice President of Exploration and Production.  He has worked for us since 2005 as Senior Petroleum Engineer. Prior to that, Mr. Hunter was instrumental in certain projects associated with our New Albany shale play. Over a series of agreements with us, Mr. Hunter (controlling member of Venator Energy, LLC) has acquired 1.25% working interest in certain leases. The leases cover approximately 132,600 acres (1,658 net) in certain counties located in Indiana.  The 1.25% carried working interest shall be effective until development costs exceed $30 million.  Thereafter, participation may continue as a standard 1.25% working interest owner. We are entitled to recovery of 100% of development costs (plus interest at a rate of 6.75% per annum compounded annually) from 85% of the net operating revenue generated from oil and gas production developed directly or indirectly in the area of mutual interest covered by the agreement. As of December 31, 2008, there is no production associated with this working interest and development costs were approximately $13.3 million.

Effective July 1, 2004, Aurora Energy, Ltd., (“AEL”), entered into a Fee Sharing Agreement with Mr. Hunter as compensation for bringing Bluegrass Energy Enhancement Fund, LLC (“Bluegrass”) and AEL together for the development of the 1500 Antrim and Red Run Projects in Michigan. At this time, AEL (which has since merged into the Company) and Bluegrass have discontinued leasing activities in both projects.  In the 1500 Antrim project, there are 23,989.41 acres.  Mr. Hunter's carried working interest share of 0.8333% is approximately 199.95 net acres.  The carried working interest relates to the first 55 wells that are drilled in the area of mutual interest.  Thereafter, Mr. Hunter would pay his proportionate share of working interest expenses.  Currently, there are no producing wells.  The Red Run project contains 12,893.64 acres.  Mr. Hunter's carried working interest share of 0.8333% is approximately 107.44 net acres.  The carried working interest relates to the first 55 wells that are drilled in the area of mutual interest.  Thereafter, Mr. Hunter would pay his proportionate share of working interest expenses.  Currently, there are 3 wells permitted for the Red Run project and one well was temporarily abandoned.

William Deneau, our CEO, and John Miller, who was an officer during the reporting period, are involved as equity owners in numerous corporations and limited liability companies that are active in the oil and natural gas business. They also own miscellaneous overriding royalty interests in wells in which we have an interest but are operated by unrelated third parties.  During 2006, these officers divested themselves of all interests for which we served as operator.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Weaver for professional services rendered for the audit of our 2008 financial statements and for review of our quarterly financial statements for fiscal year 2008 were $201,500.  The aggregate fees billed by Weaver for professional services rendered for the audit of our 2007 financial statements and for reviews of our quarterly financial statements for fiscal year 2007 included in one post-effective amendment of two different SB-2 registration statements and two different S-3 registration statements were $190,800.

Audit Related Fees

There were no other fees billed by Weaver during the last two fiscal years for assurance and related services that were reasonably related to the performance of the auditor review of our financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed by Weaver during the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed by Weaver during 2008.

Audit Committee Process

Our Audit Committee Charter requires our Audit Committee to pre-approve all audit services provided by our independent auditors and all non-audit services provided by our independent auditors that are not eligible for the de minimus exception contained in Section 10A of the Securities Exchange Act of 1934, as amended. Our engagement of Weaver to perform our audit for the fiscal year ending December 31, 2008, was pre-approved by our Audit Committee consistent with the requirements of the Charter.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as a part of this report:
Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2008, and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

(a)(2)	Supplemental Information on Oil and Natural Gas Exploration, Development and Production Activities (unaudited)

(a)(3)	Exhibit Index:

3.1(1)	Restated Articles of Incorporation of Aurora Oil & Gas Corporation.
3.2	By-Laws of Aurora Oil & Gas Corporation. (filed as an Exhibit 3.2 to our Form 8-K dated August 16, 2007, filed with the SEC on August 22, 2007 and incorporated herein by reference.)
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

10.18
Promissory Note from Aurora Oil & Gas Corporation to Northwestern Bank dated February 14, 2008 (filed as Exhibit 10.18 to our Form 10-K as originally filed with the SEC on March 7, 2008, and incorporated herein by reference).

10.19
Forbearance Agreement and Amendment No. 1 to Credit Agreement dated June 2, 2008, among Aurora Oil & Gas Corporation, the Borrower, BNP Paribas, as Administrative Agent for the Lenders, the Lenders and the Secured Swap Providers. (filed as Exhibit 10.19 to our Form 8-K dated June 6, 2008, filed with the SEC on June 12, 2008, and incorporated herein by reference.)

10.20
Forbearance Agreement and Amendment No. 1 to Second Lien Term Loan Agreement dated June 2, 2008, among Aurora Oil & Gas Corporation, the Borrower, BNP Paribas, as Administrative Agent for the Lenders, and the Lenders (filed as Exhibit 10.20 to our Form 8-K dated June 6, 2008, filed with the SEC on June 12, 2008, and incorporated herein by reference.)

10.21
Forbearance Agreement dated February 12, 2009, among Aurora Oil & Gas Corporation, as Borrower, BNP Paribas, as Administrative Agent for the Lenders, and the Lenders.  (filed as Exhibit 10.21 to our Form 8-K dated February 12, 2009, filed with the SEC on February 18, 2009, and incorporated herein by reference.)

14.1	Code of Conduct and Ethics (updated 2/1/08) (filed as Exhibit 14.1 to our Form 10-K as originally filed with the SEC on March 7, 2008, and incorporated herein by reference).
16.1	Letter concerning change of certifying accountant from Rachlin Cohen & Holtz, LLP (included in Exhibit 23.1)
*21.1	List of Subsidiaries.
*23.1	Consent of Rachlin Cohen & Holtz LLP.
*23.2	Consent of Weaver & Tidwell, L.L.P.
*23.3	Consent of Schlumberger Technology Corporation.
*23.4	Consent of Netherland, Sewell & Associates, Inc.
*31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer.
*32.1	Section 1350 Certification of Principal Executive Officer.
*32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

(1)	Filed as an exhibit to our Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 7, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006, and incorporated herein by reference.
(3)	Filed on October 27, 2006, with our Amendment No. 3 to Form SB-2 registration statement filing, registration no. 333-137176, and incorporated herein by reference.

* Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA OIL & GAS CORPORATION

Date: March 13, 2009	By:	/s/ William W. Deneau
Name: William W. Deneau
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	OFFICE	DATE

/s/ William W. Deneau	Chairman, Chief Executive Officer, and	March 13, 2009
William W. Deneau	Director (Principal Executive Officer)

/s/ Barbara E. Lawson	Chief Financial Officer	March 13, 2009
Barbara E. Lawson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gilbert A. Smith	President	March 13, 2009
Gilbert A. Smith

/s/ Richard M. Deneau	Director	March 13, 2009
Richard M. Deneau

/s/ Gary J. Myles	Director	March 13, 2009
Gary J. Myles

/s/ Wayne G. Schaeffer	Director	March 13, 2009
Wayne G. Schaeffer

/s/ Kevin D. Stulp	Director	March 13, 2009
Kevin D. Stulp

/s/ Earl V. Young	Director	March 13, 2009
Earl V. Young

/s/ John E. McDevitt	Director	March 13, 2009
John E. McDevitt